Form 10QSB
period 1995-06-30
PREMIS CORP
filed 1995-08-14
CIK 724910

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     Form 10-QSB

(Mark One)
   [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                   For the first quarter ended June 30, 1995

   [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

               For the transition period from            to

                           Commission File Number 2-85498-C

                                  PREMIS CORPORATION
                 (Exact name of registrant as specified in its charter)

          Minnesota                                      411424202
(State of Incorporation)                (I.R.S. Employer Identification Number)

                    15301 Highway 55 West Plymouth, MN.    55447
                      (Address of Principal Executive Offices)

                              (612) 550-1999
                        (Issuer's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No


Number of shares outstanding at June 30, 1995:

Common Stock, Par Value: $.01            Shares: $2,590,694

Transitional small business disclosure format (check one).

Yes    X            No




                     PART I  -  FINANCIAL INFORMATION
                           PREMIS CORPORATION
                              BALANCE SHEET

		                                June 30,           March 31,
           ASSETS                                 1995               1995

Current assets:
 Cash                                            $516,173           $426,959
 Trade accounts receivable, net of
 allowance for doubtful accounts of
 $35,000 and $35,000, respectiveliy               659,594            541,240
 Inventory                                        115,851            165,555
 Prepaid expenses                                  20,649	       1,200
 Deferred Taxes                                         0             50,000
                                               __________         __________

    Total current assets                       1,312,267          1,184,954

Property and equipment:
 Furniture and equipment                          200,072            189,611
 Leased equipment                                  37,797             19,753
 Less accumulated depreciation & amortization    (165,166)          (160,613)
                                               __________         __________
                                                  172,703             48,751

 Software distribution rights, net of
 accumulated amortization of 104,604
 and $88,159, respectively                        305,721            325,916
                                               __________         __________
   Total assets                                $1,690,691         $1,559,621


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                            93,817            177,339
 Accrued rent                                           0              2,249
 Deferred income tax liability                     14,000                  0
 Accrued income tax                                31,992                  0
 Other accrued liabilities                        105,232            139,507
 Unearned income                                  156,653            170,529
 Capital lease obligations                          2,342              3,272
 Customer deposits                                151,980             58,010
 Notes payable                                     82,593            100,621
                                               __________         __________
	Total current liabilities	          638,609            651,527

Long-term liabilities:
 Notes payable                                    226,084            226,084
                                               __________         __________
        Total long-term liabilities               226,084            226,084

Stockholders' equity:
 Common stock, 4,000,000 shares authorized,
 2,590,694 shares issued and outstanding,
 $.01 par value                                    25,906             25,906
 Additional paid-in capital                       728,556            728,556
 Retained earnings                                 71,536            (72,452)
                                               __________         __________
        Total stockholders' equity                825,998            682,010
                                               __________         __________
   Total liabilities and stockholders' equity  $1,690,691         $1,559,621

           See accompanying notes to the financial statements.




                    PART I  -  FINANCIAL INFORMATION
                   CONDENSED STATEMENTS OF OPERATIONS

                                                    For the Three Months
                                                       Ended June 30
                                                  1995              1994
                                               (unaudited)       (unaudited)

Revenue:

 Systems Sales                                   $982,449           $585,966
 Maintenance Fees and Other Income                207,305            101,494
                                               __________         __________

	Total Revenue                           1,189,754            687,460

Cost of Sales:

 Systems                                          502,465            260,481
 Royalty Expense                                   54,441             28,692
 Other                                             34,406             28,963
                                               __________         __________
        Total Cost of Sales                       591,312            318,136

Gross Profit                                      598,442            369,324

Selling, General Administrative Expenses          358,461            271,104
                                               __________         __________
Net Income Before Taxes                           239,981             98,220

Income Tax Expense                                 95,992                  0
                                               __________         __________
Net Income                                       $143,989            $98,220

Net Income per Share                                 $.06               $.04

Weighted Ave. Fully Diluted Shares Outstanding  2,912,661          2,590,694



                        PART I - FINANCIAL INFORMATION
                              PREMIS CORPORATION
                   Statement of Change in Financial Position

                                                    For the Three Months
                                                       Ended June 30
                                                  1995              1994
                                               (unaudited)       (unaudited)

Cash Flows From Operating Activities:
 Net Income (Loss)                               $143,989            $98,220
                                               __________         __________
Adjustments to reconcile net income to net
 cash provided (used) by operation activities:
 Depreciation and amortization                      4,552              3,495

Changes in assets and liabilities:
     Current Assets                               (17,904)          (318,209)
     Current Liabilities                          (12,918)           150,329
                                               __________         __________
Net Cash Provided (Used) by Operating Activities  117,720             66,165

Cash Flows From Investing Activities:
     Purchase of property and equipment            28,505              5,884
                                               __________         __________
     Net Cash (Used) by Investing Activities       28,505              5,884

Cash Flows From Financing Activities:
     Acquisition of Debt                                0             50,000
     Retirement of Capital Lease Obligations            0               (778)
                                               __________         __________
Net Cash Provided by Financing Activities                             49,222

Net Increase (Decrease) in Cash                    89,214             11,059

         Cash at Beginning of Year                426,959            119,157


         Cash at End of Period                    516,173            108,098





                               PREMIS CORPORATION

                   NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS

                                 June 30, 1995

Note 1:  Basis of Presentation

The accompanying condensed balance sheet as of June 30, 1995, and the condensed income statements and statements of changes in financial position for the three month period ended June 30, 1995, are presented without audit. In the opinion of the management, all normally recurring adjustments necessary for a fair presentation of the financial statements in conformity with generally accepted accounting principles have been made.

Certain footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of March 31, 1995 as included in its 10K filing on June 28, 1995

The balance sheet as of March 31, 1995 has been taken from the audited financial statements as of that date.

Note 2: Change In Accounting Principal

Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting For Income Taxes". Under FAS 109, the Company recognized the future tax benefit of operating loss carryforwards totaling $50,000 at April 1, 1993, net of valuation allowances. This recognition is reported as the cumulative effect of a change in accounting for income taxes and a deferred asset in the accompanying financial statements. In the period ended June 30, 1995 the tax benefits of operating loss carry forwards were entirely utililized which resulted in a $50,000 reduction in net income for the period.

Prior period financial statements of the Company have not been restated to reflect the adoption of FAS 109.

Note 3: Income Taxes

Income taxes were provided for the period ended June 30, 1995, while no income taxes were provided for in the period ended June 30, 1994. At June 30, 1995, the Company had exhausted its net operation losses which can be utilized to offset taxable income.

The deferred income taxes at April 1, 1994 and June 30, 1995 are as follows:

                                            April 1, 1995       June 30, 1995
     Taxes Associated With:
     Net Operating Loss Carryforwards		  $50,000	      $     0





                             PREMIS CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operation

The fiscal year ending March 31, 1995, was a year of continuing profitability for the Company with a net profit of $474,687 compared to a net profit of $148,931 for the prior year. The Company has followed that year with continued improvement in the first quarter of fiscal 1996. The new products introduced in fiscal 1992, 1993 and 1994 have shown substantial growth, while the Iris line of products which we are representing on a royalty basis has made a significant contribution.


Three Months Ending June 30, 1995, Compared to
Three Months Ending June 30, 1994

For the three months ending June 30, 1995, sales were 102% greater than the comparable period for fiscal 1995, at $1,189,754 verses $687,460. The three month period provided a net profit of $143,989 versus $98,220 in fiscal 1995. Results reflect a steady increase in sales to larger clients in our market place. Gross profit was up 62% to $598,442 from $369,324 in fiscal 1995, due to higher sales and reflects a higher percentage of hardware included in system sales. General and administrative expense has risen by 32% from the comparable period in fiscal 1995, reflecting staffing and marketing cost increases required
to obtain and support a higher level of sales.   Maintenance fees and other
income which were $106,864 higher in fiscal 1996 versus 1995, reflect the increased growth in customer base.

Directors and Executive Officers of the Registrant

The executive officers are elected annually by the Board of Directors. There are no arrangements or understandings among the officers and any other person pursuant to which he/she was selected as an officer.

Liquidity and Capital Resources

The Company feels that current resources will provide adequate liquidity and capital to execute its business plan.

Income Tax
During the first quarter ending June 30, 1995 the tax loss carry forward for the company was exhausted. See notes 2 and 3 to the financial statement.



                        Part II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         In May 1995, the Company was served with a law suit by a former employee. The case is venued in the District Court of Hennepin County, Minnesota. The action asserts claims for wrongful termination, breach of contract and related claims. The Company believes the claims are without merit, has denied the validity of these claims and will vigorously defend its position.

Item 2.	 Changes in Securities.

         none.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On August 9, 1995, the Registrant's annual meeting of shareholders was held in Minnetonka, Minnesota. The nominees for Directors were elected and Price Waterhouse Company was appointed as Certified Public Accountants for the fiscal year ending March 31, 1996. No other matters were brought before the shareholders for a vote.

Item 5.  Other Information.

         Not Applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:  None

         (b) The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1995.






Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               PREMIS CORPORATION




   August 15, 1995          By:  /s/ F. T. Biermeier
        Date                     F. T. Biermeier
                                 Chairman, Chief Executive Officer
                                 and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             DIRECTORS



/s/  Mary Ann Calhoun                           August 15, 1995
Mary Ann Calhoun                                     Date
Vice President, Secretary