Form 10QSB/A
period 1995-06-30
PREMIS CORP
filed 1995-10-04
CIK 724910

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                     Form 10-QSB/A-1

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

Yes    X            No



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:  Exhibit 27.

         (b) The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1995.






Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               PREMIS CORPORATION




   October 3, 1995          By:  /s/ F. T. Biermeier
        Date                     F. T. Biermeier
                                 Chairman, Chief Executive Officer
                                 and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             DIRECTORS



/s/  Mary Ann Calhoun                           October 3, 1995
Mary Ann Calhoun                                     Date
Vice President, Secretary