Form 10QSB
period 1995-09-30
PREMIS CORP
filed 1995-11-14
CIK 724910

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               Form 10-QSB

(Mark One)

   [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                 For the Second quarter ended September 30, 1995

   [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

                 For the transition period form        to

                     Commission File Number 2-85498-C


                           PREMIS CORPORATION
          (Exact name of registrant as specified in its charter)

          Minnesota                              411424202
   (State of Incorporation)          (I.R.S. Employer Identification Number)

               11610 Wayzata Boulevard Minnetonka, MN.    55305
                   (Address of Principal Executive Offices)

                              (612) 545-0955
                        (Issuer's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]     No  [ X ]


Number of shares outstanding at September 30, 1995:

Common Stock, Par Value: $.01            Shares: $2,590,694

Transitional small business disclosure format (check one).

Yes  [ X ]   No  [   ]





                      PART I - FINANCIAL INFORMATION
                      CONDENSED STATEMENTS OF OPERATIONS



                                             (unaudited)      (unaudited)
                                     For the 3 months        For the six months
                                    Ended September 30,      Ended September 30,
Revenue:                               1995      1994       1995         1994

  Systems Sales                     $1,129,026  $540,651  $2,111,475  $1,126,617
  Maintenance Fees & Other Income      221,399   153,541     428,704     255,035

     Total Revenue                  $1,350,425  $694,192  $2,540,179  $1,381,652


Cost of Sales:

Systems                                513,569   240,086   1,016,034     500,567
Royalty Expense                         67,593    38,448     122,034      67,140
Other                                   35,726    21,733      70,132      50,696

     Total Cost of Sales             $ 616,888 $ 300,267  $1,208,200  $  618,403

Gross Profit                         $ 733,537 $ 393,925  $1,331,979  $  763,249

Selling, General Admin. Expenses       368,964   281,588     727,425     552,692

Net Income (Before  Taxes)           $ 364,573 $ 112,337  $  604,554  $  210,557

Income Tax Expense                   $ 143,008 $       0  $  239,000  $        0

Net Income                           $ 221,565 $ 112,337  $  365,554  $  210,557

Net Income (Loss) per Share          $     .07 $     .04  $      .12  $      .08

Weighted Average Shares Outstanding  3,046,854 2,590,694   2,979,758   2,590,694



                      PART I - FINANCIAL INFORMATION
                            PREMIS  CORPORATION
                               BALANCE SHEET

                                                     September 30,     March 31,
                                                         1995            1995
ASSETS                                                        (Unaudited)
Current Assets:
Cash                                                   $  879,126     $ 426,959
Accounts Receivable
(Net of Allowance for Doubtful Accounts)                  685,486       541,240
Inventory                                                 114,075       165,555
Deferred Taxes                                                  0        50,000
Prepaid Expenses                                           10,887         1,200
   Total Current Assets                              $  1,689,574   $ 1,184,954

Other Assets:
Furniture and Equipment                                   208,334       189,611
Leased Equipment                                           39,297        19,753
Less Accumulated Depreciation and Amortization           (162,340)     (160,613)
Software distribution rights net of accumulated
 depreciation and amortization of $121,050 and
 $88,159 respectively.                                    290,525       325,916

            Total Other Assets                            375,816       374,667
TOTAL ASSETS                                           $2,065,390    $1,559,621


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade Accounts Payable                                    222,980       177,339
Accrued Rent                                                    0         2,249
Deferred income tax liability                              14,000             0
Accrued income tax                                        175,000             0
Other Accrued Liabilities                                 131,952       139,507
Unearned Income                                            98,652       170,529
Capital Lease Obligations - Current Portion                 1,368         3,272
Customer Deposits                                         110,862        58,010
Notes Payable                                              36,927       100,621
 Total Current Liabilities                             $  791,741    $  651,527



Long-Term Liabilities:
Notes Payable                                             226,084       226,084
 Total Long-Term Liabilities                           $  226,084    $  226,084

Stockholders' Equity:
Common stock, 5,000,000 shares authorized
2,590,694 and 2,590,694 outstanding,
respectively, $.01 par value                               25,907        25,907
Additional paid-in capital                                728,555       728,555
Retained Earnings                                         293,103       (72,452)

 Total Stockholders' Equity                           $ 1,047,565    $  682,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 2,065,390   $ 1,559,621



                       PART I - FINANCIAL INFORMATION
                              PREMIS CORPORATION
                  Statement  of  Change  in  Financial  Position


                                                     For the Six Months
                                                         Ended  September 30,
                                                         1995            1994
                                                     (Unaudited)     (Unaudited)


Cash Flows From Operating Activities:

     Net Income                                        $  365,554    $  210,557
     Adjustments to reconcile net income to net
      cash provided (used) by operation activities:
        Depreciation and amortization                      1,728          6,989

     Changes in assets and liabilities:
        Current Assets                                   (17,062)      (342,080)
        Current Liabilities                              140,214        198,605

     Net Cash Provided (Used)
      by Operating Activities                         $  490,434     $   74,071

Cash Flows From Investing Activities:
    Purchase of property and equipment                    38,267         (4,346)

    Net Cash (Used) by Investing Activities           $   38,267     $   (4,346)

Cash Flows From Financing Activities:

    Acquisition of Debt                               $        0     $   50,000
    Retirement of Capital Lease Obligations                    0         (1,591)

Net Cash Provided (Used) by Financing Activities      $        0     $   48,409


Net Increase (Decrease) in Cash                       $  452,167     $  126,826

Cash at Beginning of Year                             $  426,959     $  119,137

     Cash at End of Period                            $  879,126     $  245,984







                          PREMIS CORPORATION
                NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
                           September 30, 1995


Note 1:  Basis of Presentation

The accompanying condensed balance sheet as of September 30, 1995, and the condensed income statements and statements of changes in financial position for the three-month period ended September 30, 1995, are presented without audit. In the opinion of the management, all normally recurring adjustments necessary for a fair presentation of the financial statements in conformity with generally accepted accounting principles have been made.

Certain footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of March 31, 1995 as included in its 10K filing on June 29,1995.

The balance sheet as of March 31, 1995 has been taken from the audited financial statements as of that date.


Note 2: Business

(a) General development of business: PREMIS Corporation was incorporated as a Minnesota Corporation in April 1982 to design, develop, market and support integrated turnkey computer systems for business use that are based on the Company's proprietary applications software. The Company's systems are designed for use by food brokers, food processors and manufacturers, and multi store retail chains

(b) Financial information by industry segment: Net sales, operating income and identifiable assets of the Registrant's integrated turnkey systems business constitute 100% of the Company's Operations and therefore segment information is not applicable.

(c) Narrative description of business: Since inception in April of 1982 until March 31, 1995, more than 95% of the registrant's sales were to food brokers, and food distributors in the United States. In April 1994 The Company purchased the rights to market the IRIS Multi-Store retail management system. Sales since April 1994 have been a combination of these two product lines. The Company's Systems consist of standardized and optional applications software developed by the Company and computer hardware. The Computer Hardware is manufactured by International Business Machines Corporation (IBM), AT&T Information System's NCR division and other companies supplying compatible hardware. In som instances the Company sells the customer only the software elements of the systems. When supplied, the Company purchases the hardware elements from manufacturers and distributors at prices that allow the Company to profit from the sale.

 The Company's main products are its ADVANTAGEtm, RETAINtm, and IRIStm Systems. The ADVANTAGEtm Computerized Brokerage System is designed to assist food brokers with the day to day management of their business. It controls orders and commissions and reports on sales performance according to salesperson, product line, and customer. The ADVANTAGEtm System also has Electronic Data Interchange communications capability to provide computer-to-computer transmission of sales orders, invoices, pricing and other information with manufacturers and distributors.

 The RETAINtm Retail Analysis and Inventory Notation System, which includes both hardware and software elements, is designed to assist food brokers, manufacturers' representatives and manufacturers in obtaining and analyzing highly valued information concerning the retail distribution of their products. The RETAINtm System includes an optional handheld data entry unit which is used to record product price, distribution, and related information at a retail store. The RETAINtm System may also be purchased as an option to the ADVANTAGEtm System.

 The PREMIS IRIStm System was introduced in the year 1987. This software system is designed to assist multi-store retail merchants with their point of sale and inventory management activities. The system modules are fully integrated and include inventory, purchasing, sales analysis and point of sale and others. A system usually consists of point of sale hardware and software which resides in the retail stores and a host system which resides at the chain headquarters.

 The Registrant's business is not seasonal, however, installations of the IRIS system are greatly reduced in December when retailers experience their busiest time of the year.









                          PREMIS CORPORATION
                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation


The fiscal year ending March 31, 1995, was a successful year for the Company with a net profit of $474,687 compared to a net profit of $148,931 for the prior year. The Company has followed that year with continued growth in the first six months of fiscal 1995. The new products for both the Advantage and IRIS product lines, introduced in fiscal 1993, 1994 and 1995 are showing substantial growth. Installations of the IRIS product in the United States Postal Service concept Postal Store have continued to grow during this quarter.


Three Months ending September 30, 1995, Compared to
Three Months Ending September 30, 1994

For the three months ending September 30, 1995 sales were 101% greater than the comparable period of 1994, at $1,305,425 verses $649,192. Gross margin on sales were up 87%, at $733,537 verses $393,925. Selling general and admistrative expense has risen by only 31% from the comparable period in fiscal 1995, to $368,964 versus $281,588, reflecting improved productivity in addition to the cost increases required to support a higher level of sales. Pretax income was up 228%, at 364,573 verses 112,337. Net income was up 97% at $221,565 verses $112,337 as the company became fully taxable after exhausting its tax loss carryforward in fiscal 1995. The improvements for the quarter represent growth in all products offered in the marketplace, with particularly strong growth in products sold to the United States Postal Service.


Six Months ending September 30, 1995, Compared to
Six Months Ending September 30, 1994

For the six months ending September 30, 1995, sales were 191% greater than the comparable period for 1994, at $2,540,179 verses $1,381,652. Gross margin was up 75%, at $1,331,979 verses $763,249 for the same period in fiscal 1995. Selling and general adminstrative expenses was up only 32% reflecting improved productivity per employee in addition to cost increases required to support a higher level of sales. The six month period provided a net profit of $365,554 verses $210,557 in fiscal 1994, as the company became fully taxable after exhausting its tax loss carryforward in fiscal 1995. We expect to see continual improvements in sales and earnings for the remainder of fiscal year ending March 31, 1996 verses fiscal 1995.



Directors and Executive Officers of the Registrant

The executive officers are elected annually by the Board of Directors. There are no arrangements or understandings among the officers and any other person pursuant to which he/she was selected as an officer.


Liquidity and Capital Resources

The Company feels proceeds from sales and current resources will provide adequate liquidity and capital to execute its business plan.


Income Tax

Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes".







 Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:  None

         (b) The Company did not file any reports on Form 8-K during the three-month period ended September 30, 1995.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




            PREMIS CORPORATION


 November 13, 1995          By:  /s/ F. T. Biermeier
     (Date)                       F. T. Biermeier
                                  Chairman, Chief Executive Officer
                                   and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            DIRECTORS



/s/  Mary Ann Calhoun        November 13, 1995
Mary Ann Calhoun                 (Date)
Vice President, Secretary