Form 10QSB
period 1995-12-31
PREMIS CORP
filed 1996-01-30
CIK 724910

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                Form 10-QSB

(Mark One)

   [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the third quarter ended December 31, 1995

  [    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

              For the transition period from           to

Commission File Number 2-85498-C


                           PREMIS CORPORATION
           (Exact name of registrant as specified in its charter)

          Minnesota                                 411424202
(State of Incorporation)            (I.R.S. Employer Identification Number)

                15301 Hwy. 55 West Plymouth, MN.    55447
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

Yes    X             No ____

Number of shares outstanding at December 31, 1995:
Common Stock, Par Value: $.01            Shares: $2,590,694

Transitional small business disclosure format (check one).

Yes    X            No ____





                     PART I - FINANCIAL INFORMATION
                    CONDENSED STATEMENTS OF OPERATIONS

				      (unaudited)	     (unaudited)
				      Three months           Six months
                                    Ended December 31,     Ended December 31,

Revenue:			     1995	  1994	     1995	1994

  Systems Sales	        	  $1,465,753	$514,969   $3,577,228 $1,641,586
  Maintenance Fees & Other Income    239,849	 141,087      668,553	 396,122

Total Revenue			  $1,705,602	$656,056   $4,245,781 $2,037,708

Cost of Sales:
Systems				  $  742,592	$173,700   $1,758,626 $  674,267
Royalty Expense		              82,799	  43,205      204,833	 110,345
Other				      37,164	   9,295      107,296	  59,991

Total Cost of Sales	          $  862,555  $  226,200   $2,070,755 $  844,603

Gross Profit			  $  843,047  $  429,856   $2,175,026 $1,193,105


Selling, General Administrative
Expenses	                  $  451,687  $  313,659   $1,179,112 $  866,351


Net Income (Before  Taxes)	  $  391,360  $  116,197   $  601,688 $  326,754


Income Tax Expense		  $  155,226  $        0   $  394,226 $        0


Net Income		          $  236,134  $  116,197   $  601,688 $  326,754


Net Income per Share		  $      .08  $      .05   $      .20 $      .13

Weighted Average Shares
Outstanding	                   2,993,582   2,590,694    2,966,608  2,590,694





                         PART I - FINANCIAL INFORMATION
                              PREMIS  CORPORATION
                                 BALANCE SHEET

			          	        December 31, 	    March 31,
				                   1995              1995

ASSETS						         (Unaudited)

Current Assets:

Cash						$  660,295	   $  426,959
Accounts Receivable (Net of Allowance
for Doubtful Accounts)				 1,065,691	      541,240
Inventory				           392,381	      165,555
Deferred Taxes				                 0	       50,000
Prepaid Expenses			            10,637	        1,200

  Total Current Assets				$2,129,004	   $1,184,954

Other Assets:

Furniture and Equipment			           210,252	      189,611
Leased Equipment				    39,297	       19,753
Less Accumulated Depreciation and Amortization    (167,570)	     (160,613)
Software distribution rights net of accumulated
depreciation and amortization of $137,495 and
$88,159 respectively.		                   269,913	      325,916

  Total Other Assets				   351,892	      374,667

TOTAL ASSETS					$2,480,896	   $1,559,621


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Trade Accounts Payable			           235,942	      177,339
Accrued Rent					         0	        2,249
Deferred income tax liability			    14,000		    0
Accrued income tax				   327,500		    0
Other Accrued Liabilities			   170,073	      139,507
Unearned Income					   112,121	      170,529
Capital Lease Obligations - Current Portion	       684	        3,272
Customer Deposits				    97,352	       58,010
Notes Payable					    13,442	      100,621

  Total Current Liabilities			$  971,114	   $  651,527


Long-Term Liabilities:

Notes Payable					   226,084	      226,084

  Total Long-Term Liabilities			$  226,084	   $  226,084


Stockholders' Equity:

Common stock, 5,000,000 shares authorized
2,590,694 and 2,590,694 outstanding,
respectively, $.01 par value		            25,907	       25,907
Additional paid-in capital			   728,555	      728,555
Retained Earnings				   529,236	      (72,452)

  Total Stockholders' Equity			$1,283,698	   $  682,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,480,896	   $1,559,621





                       PART I - FINANCIAL INFORMATION
                             PREMIS CORPORATION

                Statement  of  Change  in  Financial  Position


                              		             For the Six Months
                             	              	     Ended  December 31,
                            	 	             1995           1994
      		                                  (Unaudited)    (Unaudited)


Cash Flows From Operating Activities:

     Net Income					    $601,688	   $326,754
     Adjustments to reconcile net income to net
     cash provided (used) by operation activities:
        Depreciation and amortization		       6,957	      9,926

     Changes in assets and liabilities:
	Current Assets				    (654,711)	   (368,231)
       	Current Liabilities			     319,586   	    122,999

Net Cash Provided (Used) by Operating Activities    $273,520	   $ 91,448


Cash Flows From Investing Activities:

    Purchase of property and equipment		      40,184	     (2,153)

Net Cash (Used) by Investing Activities		    $ 40,184	   $ (2,153)

Cash Flows From Financing Activities:

    Acquisition of Debt				    $      0	   $ 47,222
    Retirement of Capital Lease Obligations	           0	     (2,441)

Net Cash Provided (Used) by Financing Activities    $      0	   $ 44,791

Net Increase (Decrease) in Cash			    $233,336	   $138,382

     Cash at Beginning of Year			    $426,959	   $119,137

     Cash at End of Period			    $660,295	   $257,539








                             PREMIS CORPORATION
                NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS

                             December 31, 1995



Note 1:  Basis of Presentation

The accompanying condensed balance sheet as of December 31, 1995, and the condensed income statements and statements of changes in financial position for the three-month period ended December 31, 1995, are presented without audit. In the opinion of the management, all normally recurring adjustments necessary for a fair presentation of the financial statements in conformity with generally accepted accounting principles have been made.

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


Note 2: Business

(a)General development of business: PREMIS Corporation was incorporated as a Minnesota Corporation in April 1982 to design, develop, market and support integrated turnkey computer systems for business use that are based on the Company's proprietary applications software. The Company's systems are designed for use by food brokers, food processors and manufacturers, and multi store retail chains

(b)Financial information by industry segment: Net sales, operating income and identifiable assets of the Registrant's integrated turnkey systems business constitute 100% of the Company's Operations and therefore segment information is not applicable.

(c)Narrative description of business: Since inception in April of 1982 until March 31, 1994, more than 95% of the registrant's sales were to food brokers, and food distributors in the United States. In April 1994 The Company purchased the rights to market the IRIS Multi-Store retail management system. Sales since April 1994 have been a combination of these two product lines. The Company's Systems consist of standardized and optional applications software developed by the Company and computer hardware. The Computer Hardware is manufactured by International Business Machines Corporation (IBM), AT&T Information System's NCR division and other companies supplying compatible hardware. In some instances the Company sells the customer only the software elements of the systems. When supplied, the Company purchases the hardware elements from manufacturers and distributors at prices that allow the Company to profit from the sale.


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


The Registrant's business is not seasonal, however, installations of the IRIS system are traditionally reduced in December when retailers experience their busiest time of the year.







                           PREMIS CORPORATION
                 Management's Discussion and Analysis of
               Financial Condition and Results of Operation


The fiscal year ending March 31, 1995, was a successful year for the Company with a net profit of $474,687 compared to a net profit of $148,931 for the prior year. The Company has followed that year with continued growth in the first nine months of fiscal 1996. The new products for both the Advantage and IRIS product lines, introduced in fiscal 1993, 1994 and 1995 are showing substantial growth. Installations of the IRIS product in the United States Postal Service concept Postal Store have continued to grow during this quarter. Several installations of a new concept store called "Postal Express" were made in supermarkets in New Mexico and Nevada during the quarter.


Three Months ending December 31, 1995, Compared to
Three Months Ending December 31, 1994

For the three months ending December 31, 1995 sales were 184% greater than the comparable period of 1994, at $1,465,753 verses $514,969. Gross margins on sales were up 97%, at $843,047 verses $429,856. Selling general and admistrative expense has risen by 44% from the comparable period in fiscal 1995, to $451,687 versus $313,659, reflecting improved productivity in addition to the cost increases required to support a higher level of sales. Pretax income was up 237%, at 391,360 verses 116,197. Net income was up 103% at $391,360 verses $116,197 as the company became fully taxable after exhausting its tax loss carryforward in fiscal 1995. The improvements for the quarter represent growth in all products offered in the marketplace, with particularly strong growth in products sold to the United States Postal Service. The quarters installations for the Postal Service were stronger than expected because of large number of installs in Atlanta in preparation for the 1996 Olympics.


Six Months ending December 31, 1995, Compared to
Six Months Ending December 31, 1994

For the six months ending December 31, 1995, sales were 218% greater than the comparable period for 1994, at $3,577,228 verses $1,641,586. Gross margins on sales were up 82%, at $2,175,026 verses $1,193,105 for the same period in fiscal 1995.
 Selling and general adminstrative expenses was up 36% reflecting improved productivity per employee in addition to cost increases required to support a higher level of sales. The six month period provided a net income of $601,688 verses $326,754 in fiscal 1995, as the company became fully taxable after exhausting its tax loss carryforward in fiscal 1995. We expect to see continual improvements in sales and earnings for the remainder of fiscal year ending March 31, 1996 verses fiscal 1995.


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


Income Tax

Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes".



 Part II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:  None

         (b) The Company did not file any reports on Form 8-K during the three-month period ended December 31, 1995.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               PREMIS CORPORATION






 January 31, 1996          By:  /s/ F. T. Biermeier
        Date                    F. T. Biermeier
                                Chairman, Chief Executive Officer
                                and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             DIRECTORS


/s/  Mary Ann Calhoun                    January 31, 1996
Mary Ann Calhoun                              Date
Vice President, Secretary