Form 10KSB
period 1996-03-31
PREMIS CORP
filed 1996-06-19
CIK 724910

SECURITIES AND EXCHANGE COMMISSION
                           Washington D. C.  20549
                                 FORM 10-KSB



( X )   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES
          EXCHANGE ACT OF 1934 (Fee required)
          For the fiscal year ended           March 31, 1996


(   )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (No fee required)

          For the transition period form ____________ to _____________


Commision file number          0-12196


                            PREMIS CORPORATION

        Minnesota                                       41-1424202
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation of organization)

   15301 Highway 55 West, Plymouth, MINNESOTA                 55447
   (Address of principal executive offices)

Issurer's telephone number, including area code;           (612) 550-1999

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
    Common Stock, $.01 par value
        (Title of class)

State the aggregate market value of the voting stock held by non-affiliates:
    ($5,244,498 using the average of bid and asked prices on June 12, 1996

As of June 12, 1996, ther were outstanding: 2,609,444 shares of Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No       .

Indicate by check mark if disclosure of delinquent filer pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporatioed by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB ( X ).

Issurer's Revenue for the most recent fiscal year: $5,902,161

Definitive Proxy Statement for Annual Meeting on July 17, 1996, which will be filed with the Securities and Exchange Commission within 120 days of the end of the registrant's fiscal year, are incorporated by reference in Part III of this report.





                              PART I

Item 1.  Description of Business

(a) General development of business: PREMIS Corporation was incorporated as a Minnesota Corporation in April 1982 to design, develop, market and support integrated turnkey computer systems based on the Company's proprietary applications software. The Company's systems are designed for use by medium and large businesses, which are in need of multi-user systems for department or enterprise wide management. Our systems have been purchased by Food Broker representatives of food processors, manufacturers and distributors of food products, multi-store chain retailers and the governmental entites.

(b) Financial information by industry segment: Net sales, operating income and identifiable assets of the Registrant's integrated turnkey systems business constitute 100% of the Company's Operations and therefore segment information is not applicable. With the exception of portions of the IRIS product line, the application software sold by the Company is generally developed by the Company. The Company represents only a few other software developers at this time and these products do not comprise more than 5% of its revenues.

(c) Narrative description of business: Prior to April of 1994 all of the registrant's sales were to manufacturers, brokers, and distributors of food and related products in the United States. In April 1994 the registrant purchased exclusive software license and distribution rights to the IRIS product from Commercial Systems Corporation of Knoxville, Tennessee. The IRIS product is a management information system for multi-store retail chains. These exclusive rights were purchased with the intent to grow and expand the business for the IRIS product line. See NOTE 7 of the financial statements for further information.

The Company's products generally consist of software designed and developed by the Company and hardware which is produced by others. The Company's software had been designed and programmed to operate on a wide variety of UNIX based computer hardware. Recent sales have been trending toward larger multi-processor UNIX based systems.

The Company's main products are the IRIS, ADVANTAGE and RETAIN systems. These systems consist of standardized and optional applications software developed by the Company and often combined with computer hardware. The Computer Hardware is manufactured by various suppliers of hardware which offer UNIX operating systems. The Company purchases the hardware elements from manufacturers and distributors at prices that allow the Company to profit from the sale. The company has structured its pricing to derive much of its gross margin from its software products, which reduces its reliance on highly competitive hardware sales.

The IRIS System provides the agressive retailer with information management and control both within the store and at headquarters. This product is directed at integrated point of sale and inventory management for mid-sized companies with multiple sales outlets. Elements of this system control the point of sale transaction, store ordering, receiving and inventory, while the headquarters portion provides executive reporting, central buying and merchandising. The IRIS product is targeted to the hardgoods retailers in the specialty store segment of the market. Customers using a variety of retail formats have purchased the IRIS system. This system was develped in the late 1980's and is written in the "C" programming language. Prices of IRIS Central System have ranged from $10,000 to $100,000 depending upon the software options chosen and whether hardware was included. Individual store configurations will range in price from $8,000 to $80,000, depending on the number of registers and whether hardware is
included.   Some of the current customers are; Truck Stops of
America, Marriott Hotels, Paper Warehouse, Springs Industries, and the U.S. Postal Service.

Sales of IRIS systems to the U. S. Postal Service have been for a postal concept called the "Store of the Future". Postal stores designated as "Store of the Future" have been remodeled or are new construction which includes an area for retail display of postal products. A kiosk with a point of sale register is placed within the retail display area to allow for faster service. According to a Business Week article in February 1996 the Postal Service is experiencing higher sales with these store formats.
To support these concept stores Premis has provided a centralized inventory control system at the Postal Service administrative headquarters in Virginia. In addition Premis, is one of two suppliers installing point of sale registers and support systems in these new postal stores.

The U. S. Postal Service has a larger plan to replace all point of sales registers in the Postal Service under the project name POS1. This project has been underway for some time and is anticipated to be awarded later this year for major installs in 1997 and beyond. The Company expects that a good portion of its future revenues from "Store of the Future" will be replaced by POS1. The Company has submitted bids to participate in the installation and training for the POS1 project and expects that its experience with "Store of the Future" will have an influence on those bids. If the POS1 installation schedule is delayed the Company expects that its revenues from "Store of the Future" installations will be extended.

The ADVANTAGE System is designed to assist food brokers with the day to day management of their business. It controls orders and commissions and reports on sales performance of sales people, product lines, and customers. It is integrated with optional financial reporting systems for accounts receivable, accounts payable, and general ledger. The ADVANTAGE System also has communications capabilities to receive and send Electronic Data Interchange (EDI) which is computer-to-computer transmission of sales orders, confirmations, promotions, price changes, invoices, etc. between our client and their customers and manufacturers. The ADVANTAGE System was introduced during fiscal 1992 after a two year development program. This system contains the latest techniques in Client/Server relational database, variable overlapping windows, and pop-up or pull-down menus. It was written in the "C" programming language with the use of object oriented techniques. The prices of ADVANTAGE Systems have ranged from $7,900 to $215,000 depending upon the software options chosen and whether hardware was included.

The RETAIN Retail Item Tracking System was introduced in 1985. This computer system, which includes both hardware and software elements, is designed to assist food brokers, manufacturers' representatives and manufacturers to obtain and analyze highly valued information concerning the retail distribution of their products. The RETAIN System utilizes optional handheld data entry units and portable Pen-Based systems for data collection and transmission. The RETAIN System is priced between $14,000 to $50,000 depending on the options selected by the customer. The RETAIN System may also be purchased as an option to the ADVANTAGE System. When sold as an option to the ADVANTAGE System, the RETAIN System selling price would range from $10,000 to $30,000 plus optional handheld units.

The Registrant's business is not seasonal, however, installations of IRIS systems are lower during the December
Holiday season.

The Company has three basic types of competitors. First, there are other companies that have designed and developed a system which operates on a specific computer and is sold as a complete turnkey package. Second, there are systems developers that have designed a generalized system and have made that system available through a number of computer hardware manufacturers. Third, there are custom software manufacturers which design and develop software to meet the needs of a specific customer. The Company believes the third competitor is only viable where a customer is unaware that complete packages, such as the IRIS and ADVANTAGE Systems, are already on the market. The cost of developing a system for a specific customer is many times more costly and inherently more risk intensive than purchasing an already completed system. The first and second types are viable competitors of the Company. The Company has chosen to compete with the first and second types by offering its products through its own marketing and sales force.

In the Company's view, its strongest competitors are those that have designed, developed and are prepared to install a computer system themselves. They are the most knowledgeable about the customer's business and the capabilities of their own product. The Company believes that it has several major competitors that have sufficient installations and resources to continue to generate substantial sales.

The Company is not aware of any major computer manufacturer presently offering products which are competitive with its food distribution systems. Manufacturers view vertical market software as assets to their product marketing. The Company has been encouraged by manufacturers to remarket their hardware, and has established arrangements to remarket the products of IBM and NCR corporations. On the other hand some computer manufacturers offer systems which compete with portions of the IRIS system. Even these manufacturers would like to see the IRIS products sold with their hardware. Should any of the major hardware manufacturers choose to invest the necessary capital, it is the Company's opinion that they could develop excellent competitive products for this market.

The Company has an agreement to purchase handheld data entry devices for the RETAIN and IRIS products from Telxon Corporation of Akron, Ohio. Telxon has proven devices that have been used extensively for ordering, auditing, receiving and other applications. The Company believes that Telxon can satisfy its requirements, but, there are many other suppliers of handheld data entry devices which provide similar functions.

The Registrant has expended a significant amount of its resources for research and development since its inception, and continues to rely on its own staff for technical support and product development.

R & D Expenses

     	Year Ending March 31, 1996   $303,000

   	Year Ending March 31, 1995   $368,161


The Company usually ships orders for systems within 60 days of receipt. Orders are received on irregular schedules, which renders backlog statistics as poor predictors of sales and earnings. As of March 31, 1996, the Company had a backlog of $309,509 in sales not installed, compared to $333,409 for March 31, 1995. Backlog is not a significant predictor of future business because new sales contracts are not received on a regular basis.

The Registrant does not own any patents. The Company does have trademarks, but does not consider them to be material to its operations. The Company presently maintains small amounts of inventory of its computer system products because the hardware elements are readily available and the software elements can be produced by copying as needed.

The Registrant had 36 employees as of June 12, 1996.

(d) Financial information about foreign and domestic operations and export sales:

      To date, the Registrant has had no foreign operations or export sales.



Item 2.  Description of Properties

The Registrant leases office space at Plymouth, Minnesota. This leased office space consists of 14,371 square feet located in a professional office building at 15301 Highway 55 West. The office carries a 36 month minimum lease expiring April 30, 1998. Future minimum rentals under this lease are $86,967 for the fiscal year ending March 31, 1997.



Item 3.  Legal Proceedings

The Registrant is not presently involved in any material legal proceedings or claims.



Item 4.  Submission of Matters to Vote of Security Holders

None.



                            PART II


Item 5.  Market For Registrant's Common Equity and Related
Stockholder Matters

As of June 1, 1996, there were approximately 105 record holders of common stock of the corporation. The corporation has never paid cash dividends on its common stock. The common stock $.01 par value, of the corporation has been listed on the NASDAQ Bulletin Board since March of 1995. As of June 12, 1996 there are five market makers for the shares. The table below lists the high and low bid prices for the two prior fiscal years.


				 COMMON STOCK DATA

				         Fiscal Years Ended March 31,

			       1996                	      1995
			     Bid Price        	            Bid Price
			   High    Low      	          High    Low

	1st quarter   	   7/8	   1/4	 		(NO QUOTE AVAILABLE)
	2nd quarter  	  1 7/5	   3/4			(NO QUOTE AVAILABLE)
	3rd quarter  	  2 1/4	 1 1/8			(NO QUOTE AVAILABLE)
	4th quarter   	  2 1/2	 1 1/2    		   1/4    1/4



Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


For the year ended March 31, 1996, sales increased $2,884,593 over the fiscal year ended March 31, 1995, compared to an increase of $2,125,351 from 1994 to 1995. The Company increased sales and installations in food distribution from the prior year and converted a number of competitive systems. IRIS significantly increased its sales from existing customers, while expanding new installs for the U.S. Postal Service.

System sales were $2,497,250 higher for the fiscal year ended March 31, 1996 than in the prior year, at $4,923,132 verses $2,425,882. The company witnessed an increase with the food distribution systems, as well as significant additional sales from the IRIS system. In the early 1990's the Company witnessed a reduction in the amount of hardware purchased with our systems. This produced a steady decrease in cost of sales from 38% in 1991 and 35% in 1992 to 27% in 1993.
During 1994 the Company became a remarketer for the IBM
RS/6000, a powerful mid size system. When the IRIS marketing rights were purchased The Company became a remarketer for NCR products including point of sale registers and multi-user workgroup servers. The Company now strives to include hardware with sales to larger clients. This movement toward more hardware sales combined with an increased commitment to customer support has increased our cost of sales as a percentage of total revenues to 47% in fiscal 1995 and 51% in fiscal 1996.

Maintenance fees and other revenues were up 65% for the fiscal year ended March 31, 1996 after rising 175% in the prior year. Customers have the option of purchasing software upgrades and customer support through an annual software maintenance contract. In both, Fiscal 1995 and 1996 maintenance revenues have risen proportionally to new installations and the addition of prior IRIS customers.

Pretax income was for the year was up $879,945 verses $325,756 for the prior fiscal year. The net income for the year was $352,945 higher than in fiscal 1995, and fiscal 1995 was higher by $325,756 compared to the prior year. Income was fully taxed in the fiscal 1996 while a loss carryforward offset income tax liability in the prior year. These numbers reflect results from increased sales and marketing efforts and the additon of the IRIS product line. Net cash provided by operating activities were $713,071 compared to net cash provided by operating activities of $419,620 in fiscal 1995.

During fiscal 1996 the Company was able to attract some additional large highly respected Food Brokers to our products. These installations also position the Company to attract other large customers in fiscal 1997. IRIS sales to large customers have also grown significantly. Research & Development expenditures have been expanded to enhance our products and develop new products such as the client/server systems with relational database and Windows clients. We continue to look to new products to broaden our sustainable business and open new markets.

As of March 31, 1996, the Company had current assets of $2,500,214 versus $1,184,954 a year earlier. Current liabilities were $1,208,488 versus $651,527 a year earlier, with a majority of the difference represented by accrued income taxes. Stockholders equity was up 121% to $1,512,455 verses $682,010 at March 31, 1995. The long term obligations are down from $226,084 in 1995 to $112,097 in 1996 and primarily represents reduced obligations attributable to the purchase of IRIS software distribution rights. Similarily, assets decreased for Software distribution rights by $76,615 from March 31, 1995 to March 31, 1996.


As of March 31, 1996 the Company had no material commitment for capital expenditures. Working Capital was $1,291,726 on March 31, 1996 verses $533,427 for the prior year. Management believes Working Capital is suffienct to fund current operations, and planned growth through internal sources or other options. Inflation has had no significant impact on the revenues of the Company during the two most recent fiscal years.



Item 7.  Financial Statements

The information required by Item 7 is included in the PREMIS
Corporation Audited Financial Statements for the year ended
March 31, 1996, which are included as Exhibit 13.



Item 8.  Changes in and Disagreement with Accountants on
Accounting and Financial Disclosure

There has been neither a change in the Company's independent Certified Public Accountant nor any disagreements on any matter regarding accounting principles or financial statement disclosure with the Company's independent Certified Public Accountant during the twenty-four month period ended March 31, 1996.





                             PART III


Item 9.  Directors and Executive Officers of the Registrant

The executive officers are elected annually by the Board of Directors. There are no arrangements or understandings among the officers and any other person pursuant to which he was selected as an officer.

                                                        Director
	Name		Position   	        Age   	Since

F. T. Biermeier    President, Chief Executive    56      1982
                   Officer and Treasurer

Mary Ann Calhoun   Vice President, Secretary     37      1986


All other information required by Item 9 is included in the PREMIS Corporation Definitive Proxy Statement which will be filed by the Registrant on or before July 1, 1996 and which is incorporated herein by reference.



Item 10.  Executive Compensation

The information required by Item 10 is included in the PREMIS
Corporation Definitive Proxy Statement which will be filed by the Registrant on or before July 1, 1996 and which is incorporated herein by reference.



Item 11.  Security Ownership of Certain Beneficial Owners and
Management

The information required by Item 11 is included in the PREMIS
Corporation Definitive Proxy Statement which will be filed by the Registrant on or before July 1, 1996 and which is incorporated herein by reference.



Item 12.  Certain Relationships and Related Transactions

None



Item 13.  Exhibits and Reports on Form 8-K

(a) 1. Financial Statements:

The following PREMIS Corporation Audited Financial Statements are included as Exhibit 13:

Report of Independent Accountants. Balance Sheets at March 31, 1996 and 1995. Statement of Operations for two years ended March 31, 1996. Statement of Stockholders' Equity for two years ended March 31, 1996. Statement of Cash Flows for two years ended March 31, 1996. Notes to the Financial Statement

(b)     Reports on Form 8-K:  None

(c)     Exhibits:


(3.1)  Articles of Incorporation, as amended*

(3.2)  By Laws*

(4) Instruments defining the rights of security holders, is the certificate of incorporation (incorporated by reference to Item (3) above)

(10)  Material Contracts -

(13) This Annual Report on Form 10-K, with Financial Statements, without the remaining exhibits, constitutes the 1996 Annual
      Report to Shareholders.

(23) Consent of Price Waterhouse to incorporate by reference in Form S-8 Registration Statement.

*  Incorporated by reference to Registration Statement on Form
   S-18, Commission File #2-85498C, filed on July 29, 1983.



                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					PREMIS CORPORATION

					BY /s/ F. T. Biermeier
				        F. T. Biermeier, President,
				        Chief Executive Officer,
				        and Chief Financial Officer

				        DATE:    June 18, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           DIRECTORS


/s/ Mary Ann Calhoun					     June 18, 1996
Mary Ann Calhoun					         Date




/s/ Gerald F. Schmidt					     June 18, 1996
Gerald F. Schmidt					         Date





                                 Exhibit 13



                             PREMIS CORPORATION
                            FINANCIAL STATEMENTS
                           MARCH 31, 1996 AND 1995








May 10, 1996

To the Stockholders and
Board of Directors of
PREMIS Corporation

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PREMIS Corporation at March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Minneapolis, Minnesota




                            PREMIS CORPORATION
                               BALANCE SHEET



           				                  March 31,
		ASSETS		                      1996        1995

Current assets:
	Cash and cash equivalents	          $  668,083   $  426,959
	Short-term investments		             300,000
	Trade accounts receivable, net of
        allowance for doubtful accounts of
        $82,420 and $35,000, respectively          1,204,874      541,240
	Inventory		                     282,720      165,555
	Prepaid expenses		              11,537	1,200
	Deferred taxes		                      33,000       50,000
            Total current assets	           2,500,214    1,184,954

Property and equipment:
	Furniture and equipment		             225,437      197,135
	Leasehold improvements		              31,773	   12,229
	Less accumulated depreciation and
        amortization		                    (173,685)    (160,613)
	    Total property and equipment              83,525       48,751


Software distribution rights, net of accumulated
amortization of $158,776 and $77,994 		     249,301	  325,916

      Total assets	                          $2,833,040   $1,559,621


		LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
	Trade accounts payable	                  $  137,964   $  177,339
	Other accrued liabilities	             228,524      145,028
	Accrued income taxes		             510,000
	Unearned income		                     187,211	  170,529
	Customer deposits	                      41,861	   58,010
	Notes payable - banks	                      17,746	   23,513
	Note payable		                      85,182	   77,108
	    Total current liabilities		   1,208,488	  651,527

Long-term liabilities:
	Notes payable - banks		               9,721	   38,526
	Note payable		                     102,376	  187,558
	    Total long-term liabilities		     112,097	  226,084

Stockholders' equity:
	Common stock, 4,000,000 shares authorized,
        2,609,444 and 2,590,694 shares issued and
        outstanding, $.01 par value		      26,094	   25,906
	Additional paid-in capital		     731,181      728,556
	Retained earnings		             755,180	  (72,452)
	    Total stockholders' equity	           1,512,455	  682,010

      Total liabilities and stockholders' equity  $2,833,040   $1,559,621



See accompanying notes to the financial statements.




                            PREMIS CORPORATION
                         STATEMENT OF OPERATIONS


							Year Ended March 31,
			  			        1996          1995
Revenue
	System sales				      $4,923,132    $2,425,882
	Supplies sales	       				  33,184        15,282
	Maintenance fees and other revenue	         945,845       576,404
		Total revenue	  		       5,902,161     3,017,568

Cost of sales:
	Systems					       2,510,219     1,079,191
	Supplies	  			          28,852        11,035
	Support					  	 497,251       324,652
		Total cost of sales		       3,036,322     1,414,878

Gross profit					       2,865,839     1,602,690

Selling, general, and administrative expenses	       1,204,065       732,324

Research and development expenses		         303,000       368,161

Income from operations				       1,358,774       502,205

Interest expense, net				           4,142        27,518

Net income before income taxes			       1,354,632       474,687

Income tax expense				         527,000

Net income					        $827,632      $474,687

Earning per share					   $0.28         $0.18

Weighted average number of common stock equivalents    2,925,581     2,590,694



            See accompanying notes to the financial statements.




                               PREMIS CORPORATION
                            STATEMENT OF CASH FLOWS


						        Year Ended March 31,
						          1996         1995

Cash flows from operating activities:
  Net income	                                       $  827,632    $  474,687
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
     Depreciation and amortization		          101,983	 91,080
     Changes in assets and liabilities:
       Accounts receivable	                         (663,634)     (438,917)
       Inventory		                         (117,165)     (147,095)
       Prepaid expenses	                                  (10,337)       (1,200)
       Deferred taxes	                                   17,000
       Accounts payable	                                  (39,375)      156,546
       Accrued liabilities	                          596,434       124,721
       Unearned income	                                   16,682       139,786
       Customer deposits	                          (16,149)       21,728
       Gain from disposal of fixed assets				 (1,716)
         Net cash provided by operating activities	  713,071	419,620

Cash flows from investing activities:
  Short-term investments		                 (300,000)
  Purchase of property and equipment		          (72,325)       (7,632)
  Sale of property and equipment		           16,350         9,000
  Purchase of software distribution rights		   (4,167)     (139,242)
         Net cash (used) by investing activities	 (360,142)     (137,874)

Cash flows from financing activities:
  Exercising of common stock options		            2,813
  Repayment of debt		                         (111,680)       29,387
  Capital lease obligations		                   (2,938)       (3,331)
     Net cash provided (used) by financing activities    (111,805)       26,056

Net increase in cash		                          241,124       307,802

Cash and cash equivalents at beginning of year	          426,959       119,157

Cash and cash equivalents at end of year	       $  668,083    $  426,959



            See accompanying notes to the financial statements.



                          PREMIS CORPORATION
                  STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 1996 AND 1995


				                           Additional
		                    Common Stock    	    Paid-in    Retained
		            Shares      Amount	  Capital   Earnings     Total

Balance at March 31, 1994  2,590,694  $ 25,906  $ 728,556  $(547,139)  $ 207,323

Net income						     474,687	 474,687

Balance at March 31, 1995  2,590,694	25,906	  728,556    (72,452)    682,010

Stock options exercised	      18,750	   188	    2,625                  2,813

Net income                                                   827,632     827,632

Balance at March 31, 1996  2,609,444  $ 26,094  $ 731,181  $ 755,180  $1,512,455




            See accompanying notes to the financial statements.




                             PREMIS CORPORATION
                     NOTES TO THE FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION

PREMIS Corporation (the "Company") is in the business of developing and selling turnkey computer software systems.


NOTE 2 - ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include amounts deposited in checking and money market accounts.

Investments

Investments include Municipal bonds. Investments are classified as available for sale and carried at fair value, with unrealized appreciation or depreciation included in shareholder's equity, net of deferred income taxes. Generally, realized investment gains and losses are based upon specific identification of the investment assets. Unrealized investment gains and losses, net of deferred income taxes, if applicable, are included in shareholder's equity. There were no unrealized gains or losses on bond investments at March 31, 1996.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist of computer equipment held for resale.

Property and Equipment

Property and equipment are stated at cost and depreciated for financial statement purposes on a straight-line basis over the estimated useful life of the assets. Depreciation expense for the years ended March 31, 1996 and 1995 was $21,201 and $26,838, respectively.

Software Distribution Rights

The Company has acquired certain software marketing licenses and distribution rights. The costs are capitalized and amortized using the straight-line method over the term of the agreements which range from three to five years.

Research and Development Costs


Expenditures for research and software development costs are expensed as incurred. Such costs are required to be expensed until the point technological feasibility and proven marketability of the product are established. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have been insignificant. No costs have been capitalized due to post-technological feasibility costs being immaterial to both total assets and pre-tax results.

Revenue Recognition

System sales include software and certain computer equipment. Revenue is recognized after completion of installation. Customers are provided with a warranty period which provides customer support for a period of three months. After the warranty period, support is only provided if a maintenance contract is in place. Maintenance fees are deferred when billed and are recognized ratably over the contract period.

Net Earnings Per Share of Common Stock

Net earnings per share was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents using the treasury method.

Income Taxes

The Company accounts for income taxes under the liability method of accounting. Deferred tax assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables for which current carrying amounts approximate fair market value. Additionally, interest rates on outstanding debt are at rates which approximate market rates for debt with similar terms and average maturities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



NOTE 3 - LEASE COMMITMENTS

The Company leases equipment and its facilities under various operating leases. Future minimum payments under noncancelable leases are as follows:

Fiscal Year Ending
     March 31,

	  1997	                     $  94,080
	  1998		                88,137
	  1999	                      	 7,116
	  Less interest portion

		                     $ 189,333


Rental expense under operating leases was $114,803 and $47,787 for the years ended March 31, 1996 and 1995, respectively.



NOTE 4 - EMPLOYEE STOCK OPTION PLAN

The PREMIS Corporation 1994 Employee Stock Option Plan (the "Plan") was adopted to provide incentives to selected eligible officers and key employees of the Company. Under the Plan, which supersedes the 1984 plan, the Board of Directors is authorized to issue up to 500,000 shares of employee stock options and 600,000 non-qualified stock options. The Company accounts for stock options and other equity instruments in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Effective in fiscal 1996, the Company should account for stock options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting of Stock Based Compensation." SFAS No. 123 establishes accounting standards for organizations that have stock based employee compensation plans. Generally, the statement defines a fair value based method of accounting for these plans which requires the measurement of compensation costs at the grant date be recognized over the service period, which is usually the vesting period. The Company determines option prices at the time any option is granted and the price shall not be less than the fair market value of the stock at the date of grant.


Activity under the Company's stock option plans is presented below:

			   Employee Stock Options   Non-Qualified Options
			    Price Range		     Price Range
			     Per Share	  Options     Per Share    Options

Balance at March 31, 1994    $.05-$.15	  210,000

Granted		                  $.15	  290,000	   $.17     300,000

Cancelled                    $.05-$.15   (210,000)

Balance at March 31, 1995         $.15    290,000          $.17     300,000


Granted	                        $1.125     55,000   $1.50-$1.75	    255,000

Exercised                        $0.15	  (18,750)

Cancelled                  $0.15-$1.125	 (169,500)

Balance at March 31, 1996   $.15-$1.125	  156,750    $.17-$1.75	    555,000



Options exercisable at March 31, 1996	   27,500	            300,000


The outstanding non-qualified options for 300,000 shares are held by an officer-stockholder. All outstanding options expire five years from the date of grant.


NOTE 5 - NOTES PAYABLE

The Company's notes payable to banks at March 31, 1996 are secured by automobiles, computer equipment and accounts receivable and consist of the following:


                                                             1996      1995

Note payable - bank, monthly payments of $439 through
  May, 1996, interest at 6.9%			                    $  16,403
Note payable - bank, monthly payments of $299 through
  December, 1995, interest at 9%                                        2,580
Note payable - bank, monthly payments of $1,388 through
  October 20, 1997, variable interest at 10.25%	         $  27,467     43,056
                                                            27,467     62,039
Less current portion		                           (17,746)   (23,513)
			                                 $   9,721  $  38,526


The Company also has a note payable at March 31, 1996 and 1995 for the purchase of a software license and distribution rights as follows:

                                                               1996      1995

Note payable, monthly payments of $8,342 through April,1999  $187,558  $264,666
Less current portion		                              (85,182)  (77,108)
			                                     $102,376  $187,558



NOTE 6 - INCOME TAXES

Income tax expense is comprised of the following for the year ended March 31, 1996:

Current income taxes:
	Federal			                              $ 400,000
	State				                        110,000

		Total current taxes				510,000

Deferred income taxes                                            17,000

Income tax expense			                      $ 527,000


A earnings and a reconciliation of the expected federal statutory rate for the years ended March 31, 1996 and 1995 is as follows:


                                                1996               1995
                                           ---------------    ----------------

Expected tax provision at statutory rate $462,000 34.0% $161,400 34.0% State income tax provision, net of federal
  tax effect		                     81,000   5.9	28,480    6.0
Reduction of valuation allowance	                      (112,000) (23.6)
Effect of graduated income tax rates                           (59,000) (12.4)
Other                                       (16,000) (1.2)     (18,880)  (4.0)
     Total                                 $527,000  38.7%    $      0    0.0%


No tax provision was recorded in the fiscal year ended March 31, 1995 due to the utilization of net operating loss (NOL) carryforwards. The deferred tax provisions of approximately $112,000 for the year ended March 31, 1995 is negated by reductions in the valuation allowances as previously established in accordance with Financial Accounting Standards No. 109.



Deferred tax assets (liabilities) are comprised of the following at March 31:

                                             1996          1995

Allowance for doubtful accounts	           $33,000       $14,000
Net operating loss carryforwards                          24,000
Business credit carryforwards                             12,000
    Net deferred tax asset                 $33,000       $50,000



NOTE 7 - PURCHASE OF SOFTWARE LICENSE AND DISTRIBUTION RIGHTS

During fiscal year 1995, PREMIS purchased a software license and distribution rights for a period of 5 years for $403,910. In addition to the purchase price, the Company must make contingent royalty payments based on a percentage of the net cash receipts from related sales. The Company capitalized the purchase price as software distribution rights and is amortizing the amount over the term of the agreement. Amortization of $80,782 and $77,994 is included in cost of sales for the years ended March 31, 1996 and 1995, respectively.



NOTE 8 - EMPLOYEE BENEFITS

During fiscal year 1995, the Company established a retirement savings plan which qualifies under the Internal Revenue Code
Section 401(k). All employees with at least 90 days of employment are eligible to participate in the Plan. The Company's contributions to the Plan are based on 15% of employee contributions which are subject to salary limitations. Company contributions to the Plan were approximately $5,000 during 1996. In fiscal 1996, the Company also paid a one time discretionary profit sharing bonus of $16,000.



NOTE 9 - SIGNIFICANT CUSTOMERS

Sales to one customer represented 64% of total revenues during 1996. Additionally, this customer represented 61% of trade accounts receivable at March 31, 1996.


                           Exhibit 23

               CONSENT OF INDEPENDENT ACOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No.333.03161) of Premis
Corporation of our report dated May 10, 1996 appearing on page 13 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-KSB


Price Waterhouse LLP
Minneapolis, Minnesota
June 17, 1996