Form 10QSB
period 1996-06-30
PREMIS CORP
filed 1996-08-12
CIK 724910

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               Form 10-QSB

(Mark One)

   [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

              For the first quarter ended June 30, 1996

   [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

              For the transition period form             to


                      Commission File Number 0-12196

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

Yes    X        No

Number of shares outstanding at June 30, 1996:

Common Stock, Par Value: $.01            Shares: $2,701,527

Transitional small business disclosure format (check one).

Yes             No    X






                        PART I - FINANCIAL INFORMATION
                            CONDENSED STATEMENTS OF
                                  OPERATIONS

        				     		 (unaudited)
                                                       For the 3 months
            					        Ended June 30,
Revenue:					    1996	    1995

Systems Sales			                $ 1,584,186     $   982,449
Maintenance Fees and Other Income		    329,993         207,305
Total Revenue					$ 1,914,179	$ 1,189,754

Cost of Sales:
Systems						    749,375	    502,465
Royalty Expense					     76,891	     47,979
Support Other					    141,473	     91,216
Total Cost of Sales				$   967,739	$   641,660

Gross Profit				        $   946,440	$   548,094

Selling, General Administrative Expenses	    401,743	    308,114

Net Income (Before  Taxes)			$   544,697	$   239,980

Income Tax Expense				$   212,461	$    95,992

Net Income					$   332,236	$   143,988

Net Income (Loss) per Share		        $       .11	$       .05

Weighted Average Shares Outstanding		  2,979,683	  2,912,661





                       PART I - FINANCIAL INFORMATION
                            PREMIS  CORPORATION
                               BALANCE SHEET

                                                June. 30, 	     March 31,
  		                                  1996                  1996
ASSETS						          (Unaudited)

Current Assets:
Cash					      $   368,366	  $   968,083
Accounts Receivable (Net of Allowance
for Doubtful Accounts)		                2,077,471	    1,204,874
Inventory				          217,794	      282,720
Deferred Taxes					   33,000	       33,000
Prepaid Expenses			          130,636	       11,537
  	Total Current Assets		      $ 2,827,267	  $ 2,500,214

Other Assets:
Furniture and Equipment			          225,437	      225,437
Leased Equipment			           31,773	       31,773
Less Accumulated Depreciation and Amortization	 (179,460)
Capitalized Building Lease		          950,000	     (173,685)
Software distribution rights net of accumulated
depreciation and amortization of $121,050 and
$88,159 respectively.		                  236,421	      249,301
            Total Other Assets		        1,264,171	      332,826

TOTAL ASSETS				      $ 4,091,438	  $ 2,833,040


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Trade Accounts Payable			      $   361,853	  $   137,964
Other Accrued Liabilities			  172,069	      228,524
Accrued income tax			          131,211	      510,000
Unearned Income				          139,098	      187,211
Capital Lease Obligations - Current Portion       226,115
Customer Deposits			           94,603	       41,861
Notes Payable				           78,255	      102,928
	Total Current Liabilities	      $ 1,203,204	  $ 1,208,488

Long-Term Liabilities:
Notes Payable				          112,097	      112,097
Capitalized Lease Obligations - Long Term         723,885
	Total Long-Term Liabilities	      $   835,982         $   112,097

TOTAL LIABILITIES		              $ 2,039,186	  $ 1,320,585

Stockholders' Equity:
Common stock, 5,000,000 shares authorized
2,701,527 and 2,609,444 outstanding,
respectively, $.01 par value		           27,015	       26,094
Additional paid-in capital		          937,821	      731,181

Retained Earnings			        1,087,416	      755,180
	Total Stockholders' Equity	      $ 2,052,252	  $ 1,512,455

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 4,091,438	  $ 2,833,040




                       PART I - FINANCIAL INFORMATION
                             PREMIS CORPORATION
                          Statements of Cash Flows


                              	                     For the Three Months
                             	                        Ended  June 30,
                            	                     1996            1995
      	                                          (Unaudited)     (Unaudited)

Cash Flows From Operating Activities:
  Net Income				          $  332,236      $  143,988
Adjustments to reconcile net income
  to net cash provided (used) by operation
  activities:
    Depreciation and amortization	              26,655          24,748
  Changes in assets and liabilities:
    Current Assets			            (845,520)        (24,099)
    Current Liabilities			            (206,726)	      (7,960)
Net Cash Provided (Used) by Operating Activities  $ (693,355)     $  136,677

Cash Flows From Investing Activities:
  Purchase of property and equipment		      (8,000)	     (28,505)
  Net Cash (Used) by Investing Activities         $   (8,000)	  $  (28,505)

Cash Flows From Financing Activities:
  Repayment of Debt			          $  (24,673)        (18,958)
  Exercised stock options			     126,311	           0
Net Cash Provided (Used) by Financing Activities  $  101,638	  $  (18,958)

Net Increase (Decrease) in Cash                   $ (599,717)	  $   89,214

  Cash at Beginning of Year			  $  968,083	  $  426,959

  Cash at End of Period				  $  368,366	  $  516,173








                           PREMIS CORPORATION

               NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS

                             June 30, 1996


Note 1:  Basis of Presentation

The accompanying condensed balance sheet as of June 30, 1996, and the condensed income statements and statements of changes in financial position for the three-month period ended June 30, 1996, are presented without audit. In the opinion of the management, all normally recurring adjustments necessary for a fair presentation of the financial statements in conformity with generally accepted accounting principles have been made.

Certain footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of March 31, 1996 as included in its 10K filing on June 29, 1996.

The balance sheet as of March 31, 1996 has been taken from the audited financial statements as of that date.


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

(c)	Narrative description of business:  Since inception in April of 1982 until March 31, 1994, more than 95% of the registrant's sales were to food brokers, and food distributors in the United States. In April 1994 The Company purchased the rights to market the IRIS Multi-Store retail management system. Sales since April 1994 have been a combination of these two product lines. The Company's Systems consist of standardized and optional applications software developed by the Company and computer hardware. The Computer Hardware is manufactured by International Business Machines Corporation (IBM), NCR
Corporation and other companies supplying compatible hardware.
In some instances the Company sells the customer only the software elements of the systems. When supplied, the Company purchases the hardware elements from manufacturers and distributors at prices that allow the Company to profit from the sale.

	The Company's main products are its ADVANTAGE, RETAIN, and IRIS Systems.

	The ADVANTAGE Computerized Brokerage System is designed to assist food brokers with the day to day management of their business. It controls orders and commissions and reports on sales performance according to salesperson, product line, and customer. The ADVANTAGE System also has Electronic Data Interchange communications capability to provide computer-to-computer transmission of sales orders, invoices, pricing and other information with manufacturers and distributors.

	The RETAIN Retail Analysis and Inventory Notation System, which includes both hardware and software elements, is designed to assist food brokers, manufacturers' representatives and manufacturers in obtaining and analyzing highly valued information concerning the retail distribution of their products. The RETAIN System includes an optional handheld data entry unit which is used to record product price, distribution, and related information at a retail store. The
RETAIN System may also be purchased as an option to the ADVANTAGE System.

	The PREMIS IRIS System was introduced in the year 1987. This software system is designed to assist multi-store retail merchants with their point of sale and inventory management activities. The system modules are fully integrated and include inventory, purchasing, sales analysis and point of sale and others. A system usually consists of point of sale hardware and software which resides in the retail stores and a host system which resides at the chain headquarters.

	The Registrant's business is not seasonal, however, installations of the IRIS system are reduced in December when retailers experience their busiest time of the year.


Note 3: Building Lease

	On June 28, 1996 the Company entered into a long term lease for its executive offices with a limited liability partnership controlled by two of its officers. The new lease provides approximately 21,956 square feet of space at a minumum monthly rental of $13,477. The lease has a term of ten years and has been entered as a capitalized building lease on the balance sheet.





                              PREMIS CORPORATION
                   Management's Discussion and Analysis of
                 Financial Condition and Results of Operation

The fiscal year ending March 31, 1996, was a successful year for the Company with net income of $827,632 compared to net income of $474,687 for the prior year. The Company has followed that year with continued growth in the first quarter of fiscal 1997. The new products for both the Advantage and IRIS product lines, introduced in fiscal 1993, 1994 and 1995 are showing continued growth. Installations of the IRIS product in the United States Postal Service concept Postal Store have also continued to grow during this quarter.

On July 10, 1996 the Company announced it had entered into an agreement to purchase the shares of REF Retail Systems Corporation of Toronto, Canada. REF is a supplier of systems for multi-store retail chains. The Company announce REF's systems are complementary to those offered by PREMIS Corporation and the acquisition will expand the markets for both companies.


Three Months ending June 30, 1996, Compared to
Three Months Ending June 30, 1995

For the three months ending June 30, 1996 sales were 61% greater than the comparable period ending June 30, 1995, at $1,914,179 versus $1,189,754. Gross margin dollars were up 73%, at $946,440 versus $548,094. Selling general and admistrative expense has risen by only 30% from the comparable period in fiscal 1996, to $401,743 versus $308,114, reflecting improved productivity in spite of the cost increases required to support a higher level of sales. Pretax income was up 128%, at 544,697 versus 239,980. Net income was up 132% at $332,236 versus $143,988. The improvements for the quarter represent growth in all products offered in the marketplace, with particularly strong growth in products sold to the United States Postal Service.



Directors and Executive Officers of the Registrant

The executive officers are elected annually by the Board of Directors. There are no arrangements or understandings among the officers and any other person pursuant to which he/she was selected as an officer.



Liquidity and Capital Resources

On July 17, 1996 the Company announced it intends to register for a secondary offering of its common stock, the proceeds of which will be used for working capital and to the acquire the outstanding shares of REF Retail Corporation.



Income Tax

Effective April 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes".





                       Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:  None

         (b) The Company did not file any reports on Form 8-K during the three-month period ended June 30, 1996.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               PREMIS CORPORATION





August 9, 1996                  	By:  /s/ F. T. Biermeier
Date                                   	F. T. Biermeier
                                        Chairman, Chief
                                        Executive Officer
                                        and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             DIRECTORS



/s/  Mary Ann Calhoun                      August 9, 1996
Mary Ann Calhoun                           Date
Vice President, Secretary


/s/  Gerald F. Schmidt			   August 9, 1996
Gerald F. Schmidt			   Date
Director