Form 10QSB
period 1996-09-30
PREMIS CORP
filed 1996-11-15
CIK 724910

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549
                                Form 10-QSB

(Mark One)
   [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
For the Second quarter ended September 30, 1996

   [    ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT
For the transition period from                      to

Commission File Number 0-12196

                            PREMIS CORPORATION

(Exact name of registrant as specified in its charter)

        Minnesota                                  41-1424202
(State of Incorporation)              (I.R.S. Employer Identification Number)

               13220 County Road #6, Plymouth, MN.    55441
                 (Address of Principal Executive Offices)

                           (612) 550-1999
                     (Issuer's Telephone Number)

                15301 Hwy 55 West, Plymouth, MN.    55447
 (Former Address of Principal Executive Offices, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No ____

Number of shares outstanding at September 30, 1996:

Common Stock, Par Value: $.01            Shares: 2,707,052

Transitional small business disclosure format (check one).

Yes                  No    X

                        PART I - FINANCIAL INFORMATION
                      CONDENSED STATEMENTS OF OPERATIONS


                                      For the 3 months        For the 6 months
                                     Ended September 30      Ended September 30
                                      1996        1995        1996        1995
Revenue:
  System Sales                   $ 1,628,366 $ 1,129,026 $ 3,212,552 $ 2,111,475
  Maintenance Fees & Other Income    320,573     221,399     650,566     428,704
  Total Revenue                    1,948,939   1,350,425   3,863,118   2,540,179

Cost of Sales:
   Systems                           843,663     513,569   1,593,038   1,016,034
   Royalty Expense                    77,292      67,593     154,183     122,034
   Support/Other                     143,370    101,038      284,843     193,053
   Total Cost of Sales             1,064,325    682,200    2,032,064   1,331,121

Gross Profit                         884,614    668,225    1,831,054   1,209,058

Selling, General and
     Administrative Expense          363,321    303,652      765,064     604,504

Net Income (Before Taxes)            521,293    364,573    1,065,990     604,554

Income Tax Expense                   203,270    143,008      415,731     239,000

Net Income                        $  318,023 $  221,565   $  650,259  $  365,554

Net Income per Share                    0.11       0.07         0.22        0.12

Weighted Average Shares            3,024,906  3,046,854    3,002,294   2,979,758
Outstanding

                         PART I - FINANCIAL INFORMATION
                                  BALANCE SHEET

                                                   September 30,     March 31,
                                                       1996             1996
                                                    (Unaudited)
ASSETS:
Current Assets:
  Cash                                             $   918,185     $   968,083
  Accounts Receivable (Net of Allowance
                       for Doubtful Accounts)        1,557,377       1,204,874
  Inventory                                            226,610         282,720
  Deferred Taxes                                        33,000          33,000
  Prepaid Expenses                                     238,910          11,537
Total Current Assets                                 2,974,082       2,500,214

Other Assets:
  Furniture & Equipment                               231,678          225,437
  Leased Equipment                                     31,773           31,773
  Less Accumulated Depreciation & Amortization       (185,807)        (173,685)
  Capital Lease - Building                            950,000
  Software Distribution Rights net of accumulated
   depreciation and amortization of $142,063 and
   $88,159, respectively                              215,408          249,301
Total Other Assets                                  1,243,052          332,826
TOTAL ASSETS                                        4,217,134        2,833,040

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Trade Accounts Payable                              380,790          137,964
  Other Accrued Liabilities                           185,347          228,524
  Accrued Income Tax                                   47,181          510,000
  Unearned Income                                     105,604          187,211
  Capital Lease Obligation - Current                  223,690
  Customer Deposits                                    12,419           41,861
  Notes Payable                                        53,065          102,928
Total Current Liabilities                           1,008,096        1,208,488
Long-Term Liabilities:
  Notes Payable                                       112,097          112,097
  Capital Lease Obligation - Long-Term                723,885
Total Long-Term Liabilities                           835,982          112,097
TOTAL LIABILITIES                                   1,844,078        1,320,585
Stockholders' Equity:
  Common Stock 10,000,000 shares authorized
   2,707,052 and 2,590,694 outstanding,
   respectively, $.01 par value                        27,070           26,094
  Additional Paid-in Capital                          940,527          731,181
  Retained Earnings                                 1,405,439          755,180

Total Stockholders' Equity                          2,373,056        1,512,455

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  4,217,134     $  2,833,040

                        PART I - FINANCIAL INFORMATION
                Statement  of  Change  in  Financial  Position

                                                        For the Six Months
                                                        Ended September 30,
                                                       1996            1995
                                                    (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
  Net Income                                         $  650,259    $  365,554
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
    Depreciation and amortization                        54,017         1,728
    Changes in assets and liabilities:
      Current Assets                                   (442,516)      (17,062)
      Current Liabilities                              (374,220)      140,214
Net Cash Provided (Used) by Operating Activities     $ (112,460)   $  490,434

Cash Flows from Investing Activities:
  Purchase of property and equipment                    (14,241)      (38,267)
Net Cash Provided (Used) by Investing Activities        (14,241)      (38,267)

Cash Flows from Financing Activities:
  Repayment of debt                                     (49,863)            0
  Decrease of lease obligation                           (2,426)            0
  Sale of stock                                         129,092             0
Net Cash Provided (Used) by Financing Activities     $   76,803    $        0

Net Increase (Decrease) in Cash                         (49,898)      452,167

Cash at beginning of year                            $  968,083    $  426,959

Cash at end of period                                $  918,185    $  879,126

                               PREMIS CORPORATION
                   NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS

                               September 30, 1996

Note 1:  Basis of Presentation

The accompanying condensed balance sheet as of September 30, 1996, and the condensed income statements and statements of changes in financial position for the three-month period ended September 30, 1996, are presented without audit. In the opinion of the management, all normally recurring adjustments necessary for a fair presentation of the financial statements in conformity with generally accepted accounting principles have been made.

Certain footnote disclosures and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's audited financial statements as of March 31, 1996 as included in its 10KSB filing on June 29,1996. The balance sheet as of March 31, 1996 has been taken from the audited financial statements as of that date.


Note 2: Business

(a)	General development of business:  PREMIS Corporation was incorporated as a Minnesota corporation in April 1982 to design, develop, market and support integrated turnkey computer systems for business use that are based on the Company's proprietary applications software. The Company's systems are designed for use by food brokers, food processors and manufacturers, and multi store retail chains.

(b)	Financial information by industry segment:  Net sales, operating income and identifiable assets of the Registrant's integrated turnkey systems business constitute 100% of the Company's operations and therefore segment information is not applicable.

(c)  Narrative description of business:

The Company develops, markets and supports a line of industry-specific information management software systems designed to assist businesses with management of their day-to-day operations and long- term strategic planning.
The Company's proprietary software products are typically sold in combination with PC workstation equipment and client/server hardware. The Company's turn-key systems provide an enterprise-wide solution to the information needs of multi-store specialty retailing businesses, food brokers and food distributors and include a variety of integrated functions such as:

- point of sale data collection and management transaction review
- "real time" sales analysis reporting by store,product,customer or salesperson
- individual store stock positions and enterprise inventory tracking
- purchasing, order tracking and warehouse control
- accounts receivable management and commission receivable accounting
- sales promotion fund management and advertising budget accounting
- electronic data interface for on-line ordering from vendors
- Intranet communications connections between stores and main corporate offices

The Company's strategy is to develop leading-edge, industry-specific software systems to collect business information, analyze the data and provide concise, meaningful reports to individuals within an organization. The Company initially developed software products targeted toward food distribution firms. In 1994, the Company entered the specialty retail market when it acquired the exclusive marketing rights for the IRIS software system which assists with the back office and headquarters management functions of multi-store specialty retail chains. Since that time, the Company has continued to enhance the applications and functionality of its software products and has evolved from a provider of a single application specialty software into a turn-key vendor of enterprise-wide information management systems.

The Company's main products are the REF OpenEnterpriseT described in Note 3, and the IRIST, ADVANTAGET, and RETAINT Systems. The ADVANTAGE Computerized Brokerage System is designed to assist food brokers with the day to day management of their business. It controls orders and commissions and reports on sales performance according to salesperson, product line, and customer. The ADVANTAGE System also has Electronic Data Interchange communications capability to provide computer-to-computer transmission of sales orders, invoices, pricing and other information with manufacturers and distributors.

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

The PREMIS IRIS System was first introduced in the year 1987. This software system is designed to assist multi-store retail merchants with their point of sale and inventory management activities. The system modules are fully integrated and include inventory, purchasing, sales analysis and point of sale and others. A system usually consists of point of sale hardware and software which resides in the retail stores and a host system which resides at the chain headquarters.

Note 2: Subsequent Events

On October 1, 1996 the Company closed on a secondary offering of 1,750,000 shares of common stock with proceeds to the Company of $7,868,875. On
October 8, 1996 the underwriter exercised its option to purchase an additional 262,500 shares to cover over-allotments with proceeds of $1,180,331. The Company stated that planned to use the proceeds from the offering to acquire REF Retail Systems Corporation, a Toronto-based provider of Windows NTR-based specialty retailing management software and systems.

On October 1, 1996 the Company completed the acquisition of all the outstanding shares of REF Retail Systems Corporation and it has been merged into PREMIS Systems Canada LTD, a newly formed Canadian Subsidiary of PREMIS Corporation. The financial position and results of operations of the former REF Retail Systems Corporation will be reported as PREMIS Systems Canada consolidated with PREMIS Corporation for the third and fourth fiscal quarters of the current fiscal year ending March 31, 1997.

The Registrant's business is not seasonal, however, installations of the Point of Sales systems are greatly reduced in December when retailers experience their busiest time of the year.

                             PREMIS CORPORATION
               Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operation


The information in this discussion, except for the historical information contained herein, contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties. In addition to the factors discussed below, other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for software systems; the risk of push-outs of delivery dates for system orders; the risk of order cancellations; the risk of delays in introducing new software products and the market's acceptance of such products; the successful integration of the personnel, products and operations of REF Retail Systems Corporation with those of PREMIS Corporation; and other risk factors described in the Company's most recently filed SEC documents. Readers are cautioned not to place undue reliance on those forward looking statements which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The fiscal year ending March 31, 1996, was a successful year for the Company with a net income of $827,632 compared to a net income of $474,687 for the prior year. The Company has followed that year with continued growth in the first six months of fiscal 1996. The sales for new enhancements and releases for both the Advantage and IRIS product lines, introduced in fiscal 1993, 1994 and 1995 and the United States Postal Service concept "Store of the Future" continued to grow during this six month period.

In July 1996, the Company agreed to acquire REF Retail Systems Corporation, a Toronto-based provider of Windows NTR-based retail management software and systems which complement the Company's existing retail software products. REF's retail software combines and easy-to-use, point of sale ("POS") transaction processing interface with sophisticated data analysis and information reporting capabilities. The Windows NTR graphical user interface significantly reduces the cost of training cashier personnel and shortens the time required to process a sale. The REF software is designed to accelerate information access and provide a wide variety of management reports on a "real time" basis to various levels of an organization. The sophisticated data acquisition and processing features of the REF product position these systems toward the high end of the specialty retail market, which broadens the range of product offerings for the Company's specialty retail systems. Management believes the REF acquisition will provide the Company with an improved sales capability and contribute a higher level of technology and functionality for its products.

The Company completed the acquisition of REF on October 1, 1996 and it has been merged into PREMIS Systems Canada LTD, a newly formed Canadian Subsidiary of PREMIS Corporation. The financial position and results of operations of the former REF Retail Systems Corporation will be consolidated with PREMIS Corporation for the third and fourth fiscal quarters of the current fiscal year ending March 31, 1997.

Three Months Ended September 30, 1996, Compared to
Three Months Ended September 30, 1995

For the three months ended September 30, 1996 sales were 44% greater than the comparable period of 1995, at $1,948,939 versus $1,350,425. Gross margin on sales were up 32%, at $884,614 versus $668,225 reflecting an unusually large hardware content in a few customer system upgrades. Selling, general and administrative expense was up only 20% over the comparable period in fiscal 1996, at $363,321 versus $303,652, reflecting improved productivity to offset the cost increases required to support a higher level of sales. Net income before taxes was up 43%, at $521,293 versus $364,573. Net income was up 44% at $318,023 versus $221,565. Net income per share was up 57% to $.11 versus $.07 for the prior year. The improvements for the quarter represent growth in products offered in the marketplace, with continued growth in products sold to the United States Postal Service.


Six Months ended September 30, 1996, Compared to
Six Months Ended September 30, 1995

For the six months ended September 30, 1996, sales were 52% greater than the comparable period for 1995, at $3,863,118 versus $2,540,179. Gross margin was up 51%, at $1,831,054 versus $1,209,058 for the same period in fiscal 1996. Selling, general and administrative expenses was up 27% at $765,064 versus $604,504, reflecting improved productivity per employee to offset cost increases required to support a higher level of sales. Net profit before taxes was up 76% at $1,065,990 verses $604,554 in fiscal 1995. Net income was up 78% at $650,259 versus $365,554. Net income per share was up 83% to $.22 versus $.12 for the prior year. The improvements for the six month period also represent growth in products offered in the marketplace, with continued growth in products sold to the United States Postal Service.

Liquidity and Capital Resources

The Company feels that proceeds from its recent secondary stock offering closed on October 1, 1996 and cash flow from operations will provide adequate liquidity and capital to execute its business plan.

 Part II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on July 17, 1996. The following proposals were voted upon, with the following results:

			                  FOR        AGAINST      ABSTAINED

Election of Directors
F.  T. Biermeier		       1,717,472           0              0
G.  Mary Ann Calhoun		       1,717,472           0              0
H.  Gerald Schmidt    		       1,717,472           0              0


Amendment of Articles of               1,609,393     107,079           1000
Incorporation to Increase the
Authorized Stock to 10,000,000

Ratification of Appointment            1,731,431           0		  0
of Price Waterhouse LLP
as Auditors for the Year
Ending March 31, 1997


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

 	*    2.1   Stock Purchase Agreement for Acquisition of REF Retail
                   Systems Corporation
        *    3.1   Amendment to Articles of Incorporation, effective
                   August 2, 1996
              27   Financial Data Schedule

* Incorporated by reference to exhibit filed as a part of Registration Statement in Form S-2 (Commission File No. 333-10917)

(b) The following Reports on Form 8-K were filed during the quarter ended September 30,1996:

              8K 07/19/96 Agreement to purchase outstanding shares of REF Retail Systems, Inc.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               PREMIS CORPORATION



November 15, 1996          By:  /s/ F. T. Biermeier
Date                            F. T. Biermeier
                                Chairman, Chief Executive Officer,
			        President and Chief Financial Officer