Form 10QSB
period 1996-12-31
PREMIS CORP
filed 1997-02-14
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  December 31, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                   Commission file number  0-12196


                               PREMIS CORPORATION
         (Exact name of small business issuer as specified in its charter)


	Minnesota	                            41-14240202
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


                 13220 County Road 6, Plymouth, Minnesota  55441
                    (Address of principal executive office)

                                (612)  550-1999
                         (Issuer's telephone number)

                                Not Applicable
                  (Former name, former address and former
                 fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ]  No [   ]

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 4,740,802 as of February 10, 1997.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ x ]






                      PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               PREMIS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data) (Unaudited)

                                           Three Months Ended  Nine Months Ended
                                               December 31,       December 31,
                                            1996      1995	 1996      1995

REVENUES:
   Systems	                         $  2,490  $  1,466   $  5,703  $  3,577
   Maintenance and other services	      598       240      1,249       669

   Total revenues                           3,088     1,706      6,952     4,246

COST OF REVENUES:
   Systems                                  1,310       743      3,054     1,759
   Royalty expense                             67        83        221       205
   Support and other                           59        37        194       107

   Total cost of revenues                   1,436       863      3,469     2,071

GROSS PROFIT                                1,652       843      3,483     2,175

OPERATING EXPENSES:
   Selling, general and administrative      1,205       452      1,970     1,179
   Purchased research and development       6,510         -      6,510         -

   Total operating expenses                 7,715       452      8,480     1,179

INCOME BEFORE TAXES                        (6,063)      391     (4,997)      996

   Income tax expense                         104       155        520       394

NET INCOME                              $  (6,167)  $   236  $  (5,517)	$    602

Net income (loss) per share             $   (1.31)  $	.08  $   (1.65)	$    .20

Shares used in per share calculation        4,707     2,994      3,350     2,967






                                PREMIS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)

                                               December 31, 1996  March 31, 1996
                                                 (Unaudited)        (Audited)

ASSETS
   Current assets:
   Cash and cash equivalents                      $   2,855         $     968
   Accounts receivable, net                           2,558             1,205
   Inventory                                            531               283
   Prepaid expenses and other current assets            784                11
   Deferred income taxes                                 56                33
	Total current assets                          6,784             2,500

   Property and equipment, net                          461                84
   Capital lease building, net                          918                 0
   Software distribution rights, net                    150               249

TOTAL ASSETS                                      $   8,313         $   2,833

LIABILITIES
   Current liabilities:
   Accounts payable                               $   1,544         $     138
   Accrued and other liabilities                        507               458
   Accrued income taxes                                 140               510
   Capital lease obligation                             224                 0
   Notes payable                                         86               103
	Total current liabilities     	              2,501             1,209

Long-term liabilities:
   Capital lease obligation                             700                 0
   Note payable                                         174               112
	Total long-term liabilities                     874               112

Shareholders' equity:
   Common stock                                          47                26
   Additional paid in capital                         9,658               731
   Retained earnings                                 (4,761)              755
   Foreign currency translation adjustment               (6)                0
	Total shareholders' equity                    4,938             1,512

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   8,313         $   2,833





                                PREMIS CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands) (unaudited)


                                                            Nine Months Ended
                                                               December 31,
                                                              1996        1995

OPERATING ACTIVITIES
Net income                                               $   (5,517)  $     602
Adjustments to reconcile net income to net
  cash (used) provided by operating activities
	Depreciation and amortization                           168           7
	Write-off of purchase research and
	  development                                         6,510           -
Changes in assets and liabilities, net of effect
  from purchase of REF Retail Systems:
	Current assets                                       (1,692)       (655)
	Current liabilities                                     350         319
Net cash (used) provided by operating activities               (181)        273

INVESTING ACTIVITIES
   Purchase of property and equipment                          (155)        (40)
   Cash paid in purchase of REF Retail Systems               (6,572)          -
   Cash acquired from purchase of REF Retail Systems            174           -
Net cash (used) by investing activities                      (6,553)        (40)

FINANCING ACTIVITIES
   Proceeds from common stock offering, net                   8,730           -
   Proceeds from the exercise of common stock options           218           -
   Capital lease payments                                       (26)          -
   Payments on notes payable                                   (219)          -
Net cash provided by financing activities                     8,621          -

Net increase (decrease) in cash and cash equivalents           1,887        233

Cash and cash equivalents at the beginning of the year           968        427

Cash and cash equivalents at the end of the quarter        $   2,855   $    660







                               PREMIS CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   UNAUDITED

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, with the exception of the balance sheet for March 31, 1996 which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-KSB Report for the fiscal year ended March 31, 1996 and the Registration Statement on Form S-2 (SEC File No. 333-10917) which was declared effective September 26, 1996 as previously filed with the Securities and Exchange Commission.

2.  COMPLETION OF COMMON STOCK OFFERING

On October 1, 1996, the Company successfully completed a secondary offering of common stock. The Company sold 2,012,500 shares of common stock in the offering for $8,729,889 net of issuance costs of $1,332,611.

3.  ACQUISITION OF REF RETAIL SYSTEMS CORPORATION

In October 1996, the Company completed the acquisition of REF Retail Systems Corporation ("REF"), a Toronto based provider of Windows NT.-based specialty retailing management software, for a total cost of $6,500,000 in exchange for all outstanding shares of REF, and approximately $72,000 of acquisition-related expenses. REF has been merged into PREMIS Systems Canada LTD, a newly formed Canadian Subsidiary of PREMIS Corporation. The acquisition was accounted for under the purchase method, and results of REF's operations since October 1996 are included in the Company's statement of operations. In conjunction with the purchase, the Company expensed all purchased research and development in process based upon an independent appraisal. The amount expensed was approximately $6,510,000.









         ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

The forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties. In addition to the factors discussed below, other factors that could cause actual results to differ materially from those described in the forward- looking statements include: volatility in the demand and price for software systems; the risk of push-outs of delivery dates for system orders; the risk of order cancellations; the risk of delays in introducing new software products and the market's acceptance of such products; the successful integration of the personnel, products and operations of REF Retail Systems Corporation with those of PREMIS Corporation. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Registration Statement on Form S-2 (SEC File No. 333- 10917) which was declared effective September 26, 1996. Readers are cautioned not to place undue reliance on those forward looking statements which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

REVENUE. Revenues increased 81 percent to $3,088,000 over third quarter revenues in the prior fiscal quarter. For the nine-month period ended December 31, 1996, revenue increased 64 percent to $6,952,000 from $4,246,000 in 1995.
The increase resulted from higher revenues from both commercial and U.S. Postal Service "Store of the Future" systems. There has been a tempory interuption in "Store of the Future" installs during January and early February 1997 while additional funding is authorized at the U.S. Postal Service. The company expects to complete these delayed installs later in the 4th fiscal quarter or early in the 1st fiscal quarter of 1998.

GROSS PROFIT. Gross profit increased 96 percent to $1,652,000 over third quarter gross profit in the prior fiscal year. The gross profit as a percentage of revenue increased to 54 percent for the three month period ended December 31, 1996 compared to 49 percent for the three month period ended December 31, 1995. The increase in the gross profit as a percentage of revenue resulted primarily from a higher mix of software revenue in the three month period ended December 31, 1996. The gross profit percentage decreased to 50 percent for the nine-month period ended December 31, 1996 from 51 percent for nine-month period ended December 31, 1995. The lower margin resulted from a slightly higher mix of lower margin hardware compared to software. The Company expects margins to trend higher in fiscal 1998 as the proportion of higher margin software revenues increases.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses increased by 93 percent to $871,000 in the third quarter of 1996 up from $452,000 in the same period of 1995. Selling, general and administrative expenses also increased in the nine-month period ended December 31, 1996 to $1,636,000 up from $1,179,000 in the same period of 1995. As a percentage of revenue, expenses were 28 and 24 percent for the three month and nine month period ended December 31, 1996 compared to 27 and 28 percent in 1995. The Company currently expects selling, general and administrative expenses will continue to increase in absolute dollars, but remain constant or decrease as a percentage of total revenues. The Company will continue to invest in infrastructure and in sales and marketing of its products, to develop market opportunities, and to promote PREMIS Corporation's competitive position.


PURCHASED RESEARCH AND DEVELOPMENT. The one-time charge of $6,510,000 relates to purchased research and development in progress, expensed in accordance with purchase accounting rules, in connection with the REF Retail Systems acquisition on October 1, 1996.

INCOME TAX EXPENSE. The Company's effective income tax rate was 23.3 percent in the third quarter of fiscal year 1997 as compared to 39.6 percent in the same quarter of the prior fiscal year. The decrease in the effective income tax rate was attributed to certain tax refunds recognized in the third quarter of fiscal 1997. The Company expects the effective tax rate for future quarters to be approximately 39 percent. The one time charge related to purchased research and development in progress does not result in tax benefit due to differences between financial and tax reporting requirements.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by approximately $1.9 million from March 31, 1996 to December 31, 1996. The increase resulted mainly from the completion of the Company's secondary offering in October 1996 whereby the net proceeds to the Company were approximately $8.7 million. The Company used approximately $6.6 million of the net offering proceeds to purchase REF Retail Systems Corporation in October 1996. As of December 31, 1996, the Company had working capital of $4.3 million.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's working capital and capital expenditure requirements through at least the next 12 months.





                       PART 2 - OTHER INFROMATION:

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

On October 16, 1996, the Company filed Current a Report on FORM 8K, dated October 1, 1996, which reported the Company's acquisition of all the outstanding shares of REF Retail Systems Corporation. The acquisition was reported under Item 2 (The Acqusition or Disposition of Assets) and financial statements were provided under Item 7 (Financial Statements and Exhibits), of the FORM 8K.












SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	Dated:  February 14, 1997

	PREMIS CORPORATION
	(Registrant)



	/S/ F. T. Biermeier
	F. T. Biermeier
	Chairman and Chief Executive Officer


	/S/ Richard R. Peterson
	Richard R. Peterson
	Chief Financial Officer
	(Principal Financial and Accounting Officer)