Form 10KSB
period 1997-03-31
PREMIS CORP
filed 1997-07-18
CIK 724910

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the fiscal year ended  March  31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                       Commission file number  0-12196


                           PREMIS Corporation
(Exact name of small business issuer as specified in its charter)


	  Minnesota	                              41-14240202
(State or other jurisdiction of           (IRS EmployerIdentification No.)
incorporation or organization)


              13220 County Road 6, Plymouth, Minnesota  55441
                 (Address of principal executive office)

                             (612)  550-1999
                        (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value
                            (Title and class)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year.  $8,750,478

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 20, 1997 was $8,007,315, based on the closing sale price for the Company's Common Stock on that date as reported on the Nasdaq National Market. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual shareholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the Registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held August 6, 1997 for the year ended March 31, 1997, a definitive copy of which the Registrant anticipates will be filed on or about July 9, 1997, are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

PART 1

ITEM 1.  Description of Business.

PREMIS Corporation (the "Company" or "PREMIS") develops, markets and supports a line of industry-specific information management software systems designed to assist businesses with management of their day-to-day operations and long-term strategic planning. The Company's proprietary software products are typically sold in combination with POS terminals, PC workstations and client/server hardware. The Company's turn-key systems provide an enterprise-wide solution to the information needs of multi-store specialty and general merchandise retailers and includes a variety of integrated functions such as:

-	point of sale data collection and management review of transactions

-	"real time" sales analysis reporting by store, product, customer or salesperson

-	individual store stock positions and enterprise inventory tracking

-	purchasing and order tracking

-	merchandise management

-	store to head office communications

-	electronic data interface for online ordering from vendors and customers

-	debit and credit authorization

-	intranet communications connections between stores and main corporate office

The Company's strategy is to develop leading-edge, industry-specific software systems to collect business information, analyze the collected data and provide concise, meaningful reports to individuals within an organization. PREMIS initially developed software products targeted toward food brokers and specialty food distribution companies. In 1994, PREMIS entered the specialtyretail market when it acquired the exclusive marketing rights for a software system which assists with the back office and headquarters management functions of multi-store specialty retail chains. Since that time, PREMIS has continued to enhance the applications and improve the functionality of its software products and has evolved from a provider of single application specialty software into a turn-key vendor of enterprise-wide information management systems. In January 1997, the Company licensed (with an option to purchase) its software products for the food distribution market, thus furthering its focus on retail automation solution

In October 1996, as part of its strategy to provide end-to-end management information solutions, PREMIS acquired REF Retail Systems Corporation ("REF"), a Toronto-based developer of Windows NT(tm) based retail management software and systems. New OpenEnterprise retail software combines an easy-to-use POS transaction processing interface with sophisticated data analysis and information reporting capabilities. The Windows graphical user interface significantly reduces the cost of training cashier personnel and shortens the time required to process a sale. This software is designed to accelerate information access and provide a wide variety of management reports on a "real time" basis to various levels of an organization. The sophisticated data acquisition and processing features of the products positions the Company's systems to satisfy the needs of the total retail market. Management believes the acquisition will broaden the Company's marketing and contribute a higher level of technology and functionality for its products.

INDUSTRY OVERVIEW

Over the past two decades, many businesses have significantly increased their use of software products and computer systems to automate tasks and improve the efficiency of their day-to-day operations and long-term strategic planning. Historically, most businesses purchased software tools specifically designed to address a particular task or function of their operations. Most of these software tools were engineered by different software companies and, consequently, each tool had difficulty communicating data it gathered to the other systems. The need for fast and reliable data transfer between various business functions created a demand for software and hardware solutions which integrated the independent business functions of an organization. In response, firms like the PREMIS have expanded the functionality of their software products to integrate a wide variety of independent tasks within a particular business. These software systems allow data from one business function to be available to any other function, thereby creating an enterprise-wide information managment system. Company-wide portability provides critical information to a wide variety of personnel within an organization to more effectively and efficiently manage day-to-day activities, as well as long-term strategic objectives.



MULTI-STORE SPECIALTY RETAIL CHAIN MARKET

The multi-store specialty retail chain market is comprised of approximately 14,000 chain headquarters controlling roughly 250,000 stores. This market includes apparel and accessory stores, gift and novelty stores and sporting goods stores. Although the number of specialty retail stores has not shown consistent growth, there are always individual store chains which are expanding and new chains which are emerging. PREMIS has found that as specialty retail chains expand, even those that historically developed their own information management systems migrate toward outside vendors because they lack technical expertise necessary to support rapidly evolving and changing information management technologies. Although specialty retailers historically have computerized POS data, many have not integrated their POS software with their "back office" or headquarters systems. This lack of integration of the back office and headquarters systems has prevented effective interface between POS and management data. Specialty retailers are increasingly seeking the full integration of these individual store and headquarters management functions to maximize the availability of data on an enterprise-wide basis. Management believes that the Company's products are marketable to any size multi-store specialty retail chain.

STRATEGY

The Company's long-term objective is to rapidly grow the Company and achieve and maintain a leadership position as a provider of enterprise-wide information management systems. The Company's business strategy for attainment of its objective is to:

-	provide innovative leading edge systems

-	expand marketing and sales efforts to penetrate its selected markets to capitalize on first to market product advantages

-	pursue strategic acquisitions of complementary products and service capabilities

PROVIDE LEADING EDGE SYSTEMS. The Company intends to leverage its extensive technical expertise in software development and advanced programming techniques with PREMIS' marketing, training and hardware integration to offer both standardized and customized fully-integrated, enterprise-wide solutions to its customers.

EXPAND MARKETING AND SALES EFFORTS. The Company intends to expand its product offerings to include fully functional software systems for retailers of all types of goods. The Company intends to utilize the PREMIS sales and marketing organization to reach the expanded markets with its enterprise-wide products and services. Marketing and sales efforts will be augmented with strategic alliances and reseller relationships, such as the current relationships of the Company with NCR Corporation ("NCR"), and Microsoft Corporation ("Microsoft").

PURSUE STRATEGIC ACQUISITIONS. The Company intends to explore and evaluate opportunities for acquisition of complementary products and services as opportunities present themselves. In addition, strategic acquisition to expand customer base and marketshare may also be pursued.


ACQUISITION OF REF RETAIL SYSTEMS CORPORATION

On October 1, 1996, PREMIS acquired all of the outstanding equity stock of REF Retail Systems Corporation ("REF").

Prior to the acquisition, REF developed and marketed software for the specialty retail distribution marketplace, specializing in software customized for POS terminals. At the time of acquisition, REF had in excess of ten years experience developing custom POS applications for some of North America's
largest specialty retailers.   Prior to REF's development of OpenEnterprise,
which is a Windows NT(tm) based POS package, REF's products, like those of PREMIS, addressed only part of the multi-store chain retailer's needs. However, OpenEnterprise (now known as PREMIS OpenEnterprise) is a complete integrated system, unlike the systems of major competitors of PREMIS which comprise either POS software or back office and headquarters software. The OpenEnterprise suite of products include PREMIS OpenOffice, PREMIS OpenNet and PREMIS OpenStore (See Products and Services).

Many competitors of PREMIS also focus either on the hardgoods specialty retail market involving products sold by the unit without regard to size, color, or style (such as greeting cards or screws) or the softgoods specialty retail market involving products sold with regard to size, color and style, (such as apparel and accessories). The Company's system addresses all aspects of specialty retail distribution and the needs of both hardgoods and softgoods specialty retailers, which broadly increases the market opportunity for the Company.

At the time of the acquisition of REF, the Company in conjunction with NCR Corporation decided to make significant changes to the underlying framework architecture of OpenStore. The changes were initiated as part of a sub-contractor arrangement with NCR Corp. in support of the United States Postal Service ("USPS") POS ONE project. Correspondingly, these changes resulted in a delay of the commercial release of OpenStore. The changes to the framework are expected to significantly enhance the marketability of the commercial release of OpenStore. The Company currently anticipates that the first release development will be completed and commercial introduction will proceed by the end of the second quarter of calendar year 1997. In addition, the Company is continuing to enhance its OpenOffice product. For example, there is a group of enhancements in support of and related to inventory management which are scheduled for release by the end of calendar year 1997. Development initiatives for Internet commerce as part of OpenNet, which includes Virtual Merchant and Virtual Shopper are scheduled for calendar year 1998 and 1999 or as market demand dictates.

As a result of the REF acquisition, organizational and management changes, and other developments, the Company offers:

-	MULTIPLE MARKET SOLUTIONS.  The Company offers a complete end-to-end management information solution to multi-store specialty retailers both in hardgoods and softgoods markets.

-	FULL RANGE OF PRODUCTS.  The products and services provided by the
        Company offer a complete integrated enterprise-wide management solution, from POS to back room controls, for the multi-store specialty retailer.

-	INTERNATIONAL APPLICATIONS.  The graphical user interface and Windows NT
        (tm) features of the Company's products accommodate multiple languages and currencies.

-	HIGH-END SALES.  The Company's expanded product line is targeted to large customers whose needs support products priced at the high end of the range.

PRODUCTS AND SERVICES

The Company's products, while targeted to selected vertical markets, are broad in their functionality and flexibility and are scaleable from small to large business organizations. The Company strives to provide an enterprise-wide solution to the information needs of businesses in its vertical markets. These solutions include registering data at the point of transaction, assembling data at the point of processing, analyzing and summarizing data using business specific rules, warehousing data and converting data into meaningful information through flexible inquiry and reporting. The concepts and technology, while currently adapted to specific types of businesses, can be adapted to many vertical markets.

The Company's systems consist of standardized and optional applications software offered to its target market. These software products are often combined with computer hardware purchased by the Company from various suppliers providing equipment using the UNIX(tm) and Windows NT(tm) operating systems. The Company's current principal products are the IRIS systems and the PREMIS OpenEnterprise systems. The Company also provides extensive project management, education, end-user training and on-site support to help manage the implementation process for new customers, as well as help desk services for existing customers, dealers and field employees with critical and exhaustive software support needs.

INTEGRATED RETAIL INFORMATION SYSTEM ("IRIS")

IRIS provides integrated POS and inventory management for small to mid-sized hardgoods retailers with multiple sales outlets in the specialty store segment of the market. IRIS provides head office control over multi-store inventory, purchasing, pricing, warehousing and sales, as well as providing advanced data communications and executive reporting. IRIS is designed to be combined with third party POS software and hardware to supply a complete solution for a hardgoods specialty retailer. Information flows from various terminal locations, such as individual stores and warehouses, to the main system; information flows back to users at terminal sites or to vendors (via integrated fax or electronic data interchange).

Among its key functions, IRIS:

-	provides control of purchasing, receiving, inventory and POS

-	operates in a variety of hardgoods specialty retail environments

-	tracks an entire inventory cycle for each store

-	utilizes fully-integrated modules

-	allows multiple users and tasks to simultaneously access the same files

IRIS runs on a UNIX operating system, which provides complete multi-user and multi-tasking functionality. Multiple permission levels provide complete data security.

PREMIS OpenEnterprise

PREMIS OpenEnterprise and its related components provides a complete enterprise-wide automation solution for all specialty retail distributors, including softgoods retailers, and eliminates the need to purchase and integrate software components from a number of different vendors. The PREMIS OpenEnterprise system features SQL/ODBC (a formatted, standardized method for accessing information) relational databases, a Windows graphical user interface ("GUI") and compliance with the Windows NT(tm) operating system. All PREMIS OpenEnterprise products have been designed as client/ server solutions using the processing power of a main server and a PC workstation client.

PREMIS OpenEnterprise includes:

-	PREMIS OpenOffice which automates head office functions and provides easy access to mission critical information for the entire retail organization;

-	PREMIS OpenStore which automates the entire POS function consistent with the "open system" concept; and

-	PREMIS OpenNet which provides a means of communication between headquarters and individual stores, by extending the head office LAN to the POS workstation in individual stores, with real-time on-line communications as well as periodic summaries.

Each of the system's component parts may operate independently or in conjunction with other components.

PREMIS OpenOffice, a component of PREMIS OpenEnterprise, was developed for two primary platforms, Windows NT(tm) and UNIX. Typically, PREMIS OpenOffice operates on a Microsoft SQL Server. PREMIS OpenOffice can be ported to any open relational database, such as Oracle(tm) or Informix(tm) , built for client/server architecture using an industry standard SQL.

The primary components of PREMIS OpenOffice are modular in design to provide maximum benefits with a minimum investment in computing hardware. The user has the option of designing a solution with modules of its choice. Additional software may be added at any time with no disruption to the existing system. The Base System is the core of the PREMIS OpenOffice retail management system and is required for all other modules. The Base System is comprised of various structures which create organizational, merchandise and time hierarchies of data which are meaningful to the user.

The Base System structures are designed for ease of use and maximum flexibility. The user may, at any time, change, add or delete levels within structures and may move data within either structure with a simple click of a mouse and "drag and drop" to the new or changed level. All existing data is reassigned and all summary tables are re-summarized automatically. For example, if some stores in one region are realigned to another region, the click of a mouse can immediately move the data to the new region structure, without additional programming or loss of data. PREMIS OpenOffice is currently available for sale. In addition, the Company is continuing to enhance its OpenOffice product. For example, there is a group of enhancements in support of and related to inventory management which are scheduled for release by the end of calendar year 1997.


The specific modules available with PREMIS OpenOffice include:

Base System:
* Structure Management
* Maintenance
* System Management

Optional Applications:
	-	Audit Management
	-	Funds Management
	-	Inventory Management (In-Development)
	-	Price Management
	-	Sales Analysis
	-	Client Management

PREMIS OpenStore is an advanced POS software system which automates the entire POS function consistent with the "open system" concept. PREMIS OpenStore can operate on a wide variety of POS hardware and PC's combined with cash drawers and can be easily integrated with other PC-based office systems. Particular attention has been given to the GUI, which can be combined with keyboard entry, touch screen or the NCR Dynakey cash register terminal display. Data tables that are maintained in PREMIS OpenStore have companion tables that are maintained in PREMIS OpenOffice and vice versa, resulting in quick, seamless transmission.

At the time of the acquisition of REF, the Company in conjunction with NCR Corporation decided to make significant changes to the underlying framework architecture of OpenStore. The changes were initiated as part of a sub-contractor arrangement with NCR Corp. in support of the United States Postal Service ("USPS") POS ONE project. Correspondingly, these changes resulted in a delay of the commercial release of OpenStore. The changes to the framework are expected to significantly enhance the marketability of the commercial release of OpenStore. The Company currently anticipates that the first release development will be completed and commercial introduction will proceed by the end of the second quarter of calendar year 1997.

Some of the features of PREMIS OpenStore are its ability to:

-	manage multiple sales transactions types

-	monitor extensive Item/SKU level price management, including special promotions

-	support multiple currencies and languages

-	support local, county, special, national and other taxation

-	manage multiple tender types, such as cash, check, debit cards, credit cards, etc.

-	configure cash drawer compulsion by tender type and control

-	enter data by manual keystroke, scanning or special search screens

-	monitor balancing and floating counts for cash paid in, paid out and petty cash

-	generate reports by department sales, associate sales, tender totals, returns/exchanges, voids, store productivity, sales discounts, store summary, layaway status and aging reports

-	compile extensive store summary reporting, including sales and gross profit generated, net sales by sales type and layaway sales

-	create "customer profiling" for tracking customer demographics, preferences and purchase history

-	manage inventory control at the store level

-	connect directly with credit authorization service

-	fully support peripheral interfaces such as scanners, scales, customer keypads and check validation

PREMIS OpenNet provides a means of communication between a retailer's headquarters and its individual stores through a variety of different communication standards and protocols. While competitive software modules offer either real-time on-line communications or nightly polling of store systems by the host, PREMIS OpenNet incorporates both. Using this system, communications between stores, districts, regions or headquarters can be as frequent or as selective as desired. Updates can go to the central, regional or district hosts independently or simultaneously. Transactions can be instantaneous or summarized and periodic, depending on the communications network. Public networks such as the Internet can be used as well as private networks or dialup polling. This flexibility recognizes the need for faster headquarters information on product marketing, sales force utilization, shopping patterns and other marketing and product information and prepares the system to meet all of the possible communications demands of the modern retailer. Development initiatives for Internet commerce as part of OpenNet, which includes Virtual Merchant and Virtual Shopper will be designed during calendar 1998 and 1999 or as market demand dictates.

PREMIS OpenNet features:

-	a file-based inventory locator server

-	standard E-mail messaging enhancements

-	multiple service providers for electronic funds transfer

-	PREMIS OpenNet network traffic and monitor extension

-	industry standard Windows NT(tm) client interfaced to PREMIS OpenNet

-	support for System Network Architecture services to mainframes

-	SQL server integration for access to enterprise data

-	system-wide alert messaging and logging facilities

The PREMIS OpenEnterprise components described above also serve as the foundation for custom development projects for large multi-store retailers. Purchases of custom designed systems generally involve contracts ranging from $500,000 to $1,500,000. The Company anticipates that large retailers will continue to purchase custom designed systems with the unique solutions and flexibility required for their special needs. To date, the Company has successfully installed custom designed products for the following multi-store clients: Lerner New York Inc. and Lane Bryant, Inc. (divisions of The Limited, Inc.), The Gymboree Corp., Kirkland's Inc., NEXCOM, Music World and Bi-Way Stores Ltd. In addition, a custom design project is currently in process with Strouds, Inc.

FULFILLMENT AND HELP DESK SERVICES

The Company provides extensive project management, education, end-user training and on-site support to help manage the implementation process for new customers. In general, customers view these services as important discriminating factors in a purchase decision.

Fulfillment services are conducted from the Company's headquarters in Minneapolis, Minnesota and from the Canadian Subsidiary offices located in Toronto, Canada. Each office conducts fulfillment services for its respective country and is staffed accordingly. The fulfillment services organization:

-	assists sales representatives with retail industry expertise, to better address customers' industry-specific needs

-	manages the business relationship between the Company and the customer

-	designs custom programming specifications

-	develops installation plans to achieve customer schedules

-	provides education and training for customer staff

-	provides physical product installation and setup

-	provides regular status reporting and transition to Help Desk for support on an on-going basis

Fulfillment services have become an increasingly important source of revenue as the Company's installed base of customers has grown. Currently, approximately 25% of the initial software purchase price charged to the Company's customers is dedicated to installation and custom modifications, if required. In addition, the Company charges an annual fee equivalent to 15% of the initial software purchase price for maintenance and software support services.

Customers who purchase maintenance agreements receive Help Desk telephone support and product upgrades once the system has been installed. The Help Desk provides critical and extensive software support to its customers, dealers and field employees by telephone. The Help Desk is highly automated, with computer assisted tracking of each client call, high speed text search for similar problems, on-line manuals, interactive diagnostics and expert systems for guidance through special and third party supplier problems. Senior product specialists take referral of difficult problems which cannot be easily resolved by Help Desk personnel. The Company recently purchased a sophisticated software system which will facilitate this two-tiered approach. The Help Desk operates 16 hours a day, Monday through Friday, plus 10 hours a day on Saturday and Sunday, for retail customers with extended support agreements.

MARKETING AND SALES

The Company believes that a comprehensive understanding of the business issues which are prevalent in a customer's particular market is a key component to successful marketing. To this end, PREMIS has compiled an industry-specific database, which is continually updated by the sales staff and fulfillment services staff based on changing market conditions. This database also contribute to educating personnel in the marketing department and in research and development to ensure that customer issues, features and requirements are addressed and incorporated in future product releases. In addition, the Company seeks to provide comprehensive uninterrupted service by utilizing a team for each customer throughout the customer's relationship with the Company, consisting of personnel from sales and marketing, systems integration and support and maintenance. The Company intends to serve the ongoing needs of smaller multi-store retailers through distributor relationships.

The Company's sales techniques involve traditional methods, including development of prospects through telemarketing, direct mail, seminars and advertising; development and distribution of marketing literature, such as brochures, product technical overviews, newsletters and direct marketing letters; direct selling efforts through sales meetings with prospective customers; and order fulfillment, including planning, training, installation and long-term customer support. The Company's marketing and sales activities continue to be based principally in the United States and Canada.

The Company estimates that hardware components comprise approximately 50% to 60% of the cost of a management information system. The Company often sells its software systems together with hardware components, which are purchased by the Company from a variety of equipment vendors. In certain markets, the Company also sells its software directly to equipment vendors for resale by the vendors to their end-user customers. The Company has developed strategic alliances with key hardware vendors of open systems, including NCR which is the primary vendor in this market. To date, PREMIS and NCR have cooperated in a strategic alliance partner program which provides customers with turn-key solutions including NCR hardware and maintenance services and PREMIS software. However, since PREMIS is also an NCR remarketer, it can provide hardware as well. The Company is working to expand its hardware offerings and may enter into reseller relationships with other hardware suppliers. In addition, PREMIS OpenEnterprise products may be marketed with certain Microsoft products. This has resulted in marketing seminars presented jointly by the Company and Microsoft.



CUSTOMERS

The following table presents a sampling of current customers that are representative of the types of businesses served by the Company, each of whom has purchased products or services from PREMIS during the last fiscal year.

RETAIL CUSTOMERS:

* U.S. Postal Service
* Paper Warehouse, Inc.
* Gymboree
* Strouds
* Truck Stops of America
* Nexcom U.S. Navy Commissaries
* Springs Industries, Inc.
* Lerners
* Lane Bryant, Inc. (a division of The Limited, Inc.)

The Company believes that the U.S. Postal Service will continue to be a significant customer. On August 13, 1996, a contract was awarded by the U.S. Postal Service to NCR and IBM as hardware vendors for a project known as POS ONE. The U.S. Postal Service intends to upgrade and open new retail stores in various post office locations. NCR's portion of the POS ONE contract involves installation of new POS software equipment for 9,100 retail work stations. Following discussions with NCR and the U.S. Postal Service, management believes that this contract potentially represents approximately $2.2 million in revenues to the Company over the next twelve months.

Over the last three years, PREMIS has installed over 300 systems for the U.S. Postal Service's "Store of the Future" prototypes, which are new or remodeled postal stores where products are displayed for customer viewing and cash registers are positioned at an island in the display area. "Store of the Future" is a separate project from POS ONE. However, the longer term POS ONE project for replacement registers will include those stores developed in the "Store of the Future" program. PREMIS has also installed the Postal Service headquarters system which controls inventory and reports on sales for the "Store of the Future" sites.

COMPETITION

The Company develops and markets proprietary, industry-specific information management software products which are typically sold in combination with PC workstation equipment and client/ server hardware. Due to the fact that the hardware component of a system is such a substantial portion of the total cost, most of the Company's customers select a hardware platform prior to their decision to purchase a software package. Consequently, the software package alternatives available to the customer will be limited to those products that run on the selected hardware platform. The Company competes directly with other information systems software vendors and system integrators that market similar software. The Company competes indirectly with certain hardware vendors that offer their own proprietary management information system software.

Competition in the Company's markets is based principally upon functionality, quality of service and support, type of hardware (i.e., the compatibility and availability of desired hardware and software components and the ease of integration with the customer's existing system) and price. The Company believes that its current and anticipated levels of product functionality and service and support are generally perceived as comparable or superior to those of its competitors. Although the Company's products may be priced higher than other products marketed for the same purpose, the Company believes that the Company is able to justify such higher prices to customers based on the high value provided by its advanced technological design, its integration capability, "complete solution" functionality, comprehensive support and maintenance services and in-depth knowledge of its customers' industry requirements.

In the Company's view, its strongest competitors in the specialty retail distribution market are those that have the ability to design, develop and install a turn-key management information system. In general, these competitors are highly knowledgeable about the specialty retailer's business and about the capabilities of their own products. PREMIS believes that its primary direct competitors in the specialty retail market are STS Systems, Inc., Retail Store Systems, Inc., Post Software, Inc., CRS Business Computers, Inc., JDA Software, Inc. and Gateway Data Services, as well as other smaller vendors. The Company also has several indirect competitors in hardware vendors such as IBM, ICL Fujitsu, (a division of Fujitsu America Inc.) and NCR, that offer, along with their hardware, software systems that compete with the Company's software products.

TECHNOLOGY AND PRODUCT DEVELOPMENT

The Company utilizes state-of-the-art technologies to gather relevant information from a business transaction, transport that data to a central database, manipulate and analyze the data and provide concise and comprehensive reports to the appropriate people within an organization to assist them with their day-to-day decisions and long-term strategic planning. The Company's software products are written in C and object-oriented C++ source code languages which enable a programmer to develop a user-friendly GUI and to program tasks more efficiently for increased speed. The Company utilizes several relational database technologies, such as Microsoft(tm), Sybase(tm) and Oracle(tm), for its software to reduce the information processing time required to sort data and to allow multiple users to simultaneously access the same information.

The predominant trend in consumer software is toward a GUI, user-friendly, menu driven interface. A GUI interface requires the use of object-oriented programming languages and programming techniques. PREMIS has been using the object-oriented programming language C++ since 1991. The Company believes that many of its competitors currently do not have GUI products or the ability to utilize this advanced programming technique.

The Company's products utilize client/server architecture and relational databases. While relational database products have been available since the early 1980s, they were not considered practical for enterprise-wide applications until the widespread implementation of enterprise servers in the early 1990s. In a client/server environment, a relational database can be addressed by the server, which then sends and receives data over a local area network to simultaneous multiple users (i.e., clients). As server processor technology speeds have increased and the cost of servers has decreased, the market for network systems and products has expanded. A business comprising many separate locations, such as a retail chainstore, presents a natural application of client/server and relational database technologies. The Company's management believes that client/server architecture will be the dominant networking technology for the foreseeable future and that the Comapany is uniquely positioned to capitalize on this trend.

management believes that client/server architecture will be the dominant networking technology for the foreseeable future and that the Company is uniquely positioned to capitalize on this trend.

The Company believes that it must continue to enhance its current products and develop new software and technologies to quickly respond to market opportunities. The Company is focusing its product development efforts on enhancing the breadth and depth of its current products while developing key new add-on features.

PROPRIETARY RIGHTS

PREMIS does not own any patents or any registered copyrights or trademarks; PREMIS claims trademark protection of the names and marks "PREMIS
OpenEnterprise", "PREMIS OpenOffice", "PREMIS OpenNet", "PREMIS OpenStore", "ADVANTAGE" and "RETAIN," but does not consider such marks to be material to its operations.

PREMIS primarily relies on a combination of trade secret laws and confidentiality agreements to protect its proprietary technology.

IRIS is marketed by PREMIS pursuant to the terms of a software license and distribution agreement (the "IRIS License") dated April 15, 1994, with Commercial Systems Corporation, pursuant to which the Company is granted an exclusive worldwide right to license and sublicense and to develop, copy, distribute, remarket and maintain IRIS for a term ending March 31, 1999. All derivative upgrades, enhancements, new releases, new versions and other improvements made by PREMIS, and all copyrights, trademark rights, trade secret rights and patent rights, as well as all marketing and all other materials developed by PREMIS with respect to IRIS, are the sole and exclusive property of PREMIS.

EMPLOYEES

At June 15, 1997, the Company employed 83 full-time employees and 18 contract employees. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees are covered by agreements containing confidentiality provisions. The Company believes it maintains good relations with its employees.

ITEM 2.  Description of Property.

The Company is headquartered in Plymouth, Minnesota. The Company occupies these premises pursuant to a lease, effective September 1, 1996, with a limited liability partnership controlled by two persons who are officers, directors and principal shareholders of the Company. The lease provides approximately 22,000 square feet of space at a minimum monthly base rent of $13,477. PREMIS has prepaid $105,000 in rent, which reduces the minimum monthly base rent by $2,816 for the first 44 months of the lease (an aggregate credit of $105,000 plus 9% interest per annum). The lease has an initial ten year term, ending August 31, 2006, with two successive two-year options for renewal. The Company believes that this facility will be adequate to meet its needs in the U.S. for the foreseeable future.



In October 1996, the Company terminated its occupancy of its former facility, consisting of approximately 14,000 square feet of office space and is actively seeking to sublet these facilities. The lease expires April
30, 1998.  The monthly base rent for this facility is $9,511.

The Company's Canadian subsidiaries currently lease facilities in Markham, Ontario (near Toronto) for use as its corporate offices. The lease provides 20,005 square feet at a minimum monthly rent of CDN$11,083 pursuant to a ten-year term expiring in December 2005, with one option for renewal for an additional five-year term. The minimum monthly rent on this lease increases to CDN$16,671 in year three, to CDN$17,922 in year six, and to CDN$20,005 in year eight of the lease term. The Company believes that this facility will be adequate to meet its needs in Canada for the foreseeable future.

ITEM 3.  Legal Proceedings.

The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.  Submission or Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1997.




PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

As of September 26, 1996, the Company's Common Stock has traded on the Nasdaq National Market under the symbol PMIS. The following table sets forth, for the fiscal quarters indicated, a summary of the high and low closing prices of the Common Stock as reported by the Nasdaq National Market. Information for the periods prior to September 26, 1996 represents high and low bid information as reported on the NASD's Electronic Bulletin Board system. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down, or commissions and does not necessarily reflect actual transactions.


	Common Stock
	Low	High

Fiscal 1996
First Quarter	$.25	$.875
Second Quarter	 .75	1.875
Third Quarter	1.125	2.25
Fourth Quarter	1.50	2.50

Fiscal 1997
First Quarter	$2.125	$4.50
Second Quarter	 3.00	 5.125
Third Quarter	 4.938	 6.875
Fourth Quarter	 2.625	 6.25

As of June 20, 1997, the Company had 111 stockholders of record and approximately 1,263 beneficial holders of its Common Stock.

The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future.

ITEM 6.  Management Discussion and Analysis.

Results of Operations

REVENUE. Revenues increased by 48% in fiscal 1997 to $8,750,000 from $5,902,000 in fiscal 1996. The increase resulted from higher revenues from both commercial and U.S. Postal Service "Store of the Future" systems. System sales increased 46% while maintenance fees and other revenue increased 61% during fiscal 1997. Commercial OpenEnterprise revenues were lower than expected in fiscal 1997. This was primarily due to changes made to the underlying framework architecture of OpenStore to accommodate the needs of a significant customer. Correspondingly, this resulted in a delay of the commercial release of OpenStore. The Company expects revenues derived from its
systems sales, including OpenStore, to increase in fiscal 1998.   U.S. Postal
Service "Store of the Future" systems which generated approximately $3,500,000 in fiscal 1997 is expected to decline significantly in fiscal 1998 as the USPS converts to its new POS ONE store systems. POS ONE will be deployed in three phases. Phase One is expected to generate revenues of approximately $2,200,000 upon roll-out. Phase Two and Three have not been awarded by the USPS.

GROSS PROFIT. Gross profit as a percentage of revenue decreased slightly to 47% in fiscal 1997 from 49% in fiscal 1996. The lower margin resulted from a slightly higher mix of lower margin hardware compared to software. The Company expects gross profit to increase in fiscal 1998 with increased focus on software sales and the expected roll-out of POS ONE which is anticipated in fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 132% in fiscal 1997 to $2,788,000 from $1,204,000 in fiscal 1996. As a percentage of revenue, expenses were 32% and 20% for fiscal 1997 and 1996, respectively. The increase is primarily due to investment in infrastructure, and sales and marketing activities. During fiscal 1998, the Company plans to increase its sales and marketing expenditures over fiscal 1997 levels. General and administrative expenses are expected to increase in dollar amount, but to decline as a percentage of revenue in fiscal 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 143% in fiscal 1997 to $736,000 from $303,000 in fiscal 1996. As a percentage of revenue, expenses were 8% and 5% for fiscal 1997 and 1996, respectively. The increase is attributable to the Company's investment in its PREMIS OpenEnterprise suite of products. During fiscal 1998, the Company plans to continue its research and development investment at an increased rate of approximately 10% of total revenues.

PURCHASED RESEARCH AND DEVELOPMENT. The one-time charge of $6,510,000 relates to purchased research and development in progress, expensed in accordance with purchase accounting rules, in connection with the REF Retail Systems acquisition on October 1, 1996.

INTEREST AND OTHER INCOME. The difference in interest and other income between periods reflects interest earned on investments, as well as interest earned on the 5 year 12% note receivable in the amount of $651,000 related to the licensing of ADVANTAGE, the Company's Food Brokerage Technology, during fiscal 1997. Such note is due and payable in monthly installments of $14,481. The interest income is off-set by interest expense on various debt instruments, including the Company's building capital lease obligation. Other income is generated from a sub-leasing arrangement for a portion of the Company's current U.S. office facility. The sub-leasing arrangement expires in June 1997.

INCOME TAX EXPENSE. The Company recognized income tax expense of $319,000 for fiscal 1997 compared to $527,000 in fiscal 1996. Excluding the non-deductible purchased research and development charge the Company's effective income tax rate increased to 47.7% in fiscal 1997 compared to 39.0% in fiscal 1996. The increase is attributed to the valuation allowance applied to the net operating loss and certain research and development credit carryforwards generated by its Canadian subsidiary. The Company believes it is more likely than not that deferred tax assets, which total $134,000 at March 31, 1997, will be realized. The computation of the deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing contracts. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced. The one-time charge related to purchased research and development in progress does not result in a tax benefit due to differences between financial and tax reporting requirements.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,433,000 as of March 31, 1997. The Company's cash and cash equivalents increased by approximately $1.8 million from March 31, 1996 to March 31, 1997. The increase resulted primarily from the successful completion of the Company's secondary common stock offering in September 1996, resulting in net proceeds to the Company of approximately $8.7 million. The Company used approximately $6.5 million of the net offering proceeds to purchase REF Retail Systems Corporation in October 1996. As of March 31, 1997, the Company had working capital of $3.5 million. The Company's Canadian subsidiary has a line of credit of $289,200 ($400,000 CAN) of which $245,820 was outstanding at March 31, 1997. The Company anticipates that this line of credit will be renewed and expanded to $433,800 ($600,000 CAN) in July 1997. The Company anticipates using available cash to fund growth in operations, research and development activities and investment in capital equipment.

Capital expenditures for property and equipment were $225,000 and $72,000 for the years ended March 31, 1997 and 1996, respectively. These expenditures have generally consisted of computers and related equipment, office furniture and equipment, and leasehold improvements.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.

Dilution

Management expects further dilution of earnings per share in fiscal 1998 due to the issuance of 2,012,500 shares of common stock in September 1996 through a secondary common stock offering. Given that these shares were outstanding for six months of fiscal 1997 and that they will be outstanding for all of fiscal 1998, the weighted average common shares outstanding will increase to 4.7 million from 3.7 million in fiscal 1997. This represents approximately 27% dilution.

Inflation and Seasonality

To date, the Company has not been significantly impacted by inflation. The Company's sales and revenues are not seasonal.

Forward Looking Statements

The forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties. In addition to the factors discussed below, other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for retail software systems; the risk of delay or deferral of delivery dates for system orders; the risk of order cancellations; the risk of delays in introducing new software products, including the OpenEnterprise suite of products, specifically OpenStore, and the market's acceptance of such products; the successful integration of the personnel, products and operations of REF Retail Systems Corporation with those of PREMIS Corporation. The reader is urged to consider the more comprehensive summary of such risks found in the Company Registration Statement on Form S-2 (SEC File No. 333-10917) which was declared effective September, 26 1996. Readers are cautioned not to place undue reliance on those forward looking statements which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7.  Financial Statements.

The information required by Item 7 is included in the PREMIS Corporation Audited Financial Statements for the year ended March 31, 1997, which are included as Exhibit 99.1.

ITEM 8.  Changes in or disagreements with Accountants on Accounting and
Financial   Disclosure.

Not Applicable





PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1997.

ITEM 10.  Executive Compensation.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1997.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1997.

ITEM 12.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1997.

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following exhibits are filed as part of this Annual Report on Form10-K for the fiscal year ended March 31, 1997:


2.1  REF Stock Purchase Agreement dated July 9, 1996 (2)
3.1  Articles of Incorporation, as amended through June 1996 (1)
3.2  Amendment of Articles of Incorporation, dated July 17, 1996 (2)
3.3  Bylaws (1)
4.1  Form of certificate representing the Common Stock (2)
10.1  Form of Employment Agreement with Edward A. Anderson (2)
10.2  Form of R. Ferguson Noncompete Agreement (2)
10.3  Form of E. Anderson Noncompete Agreement (2)
10.4  Form of E. Anderson Stock Option Agreement (2)
10.5 Software License and Distribution Agreement between PREMIS Corporation and Information Access Incorporated (exhibits 3.1, 3.2 and 3.4, comprising customer names and locations, omitted) (3)
21.1	Subsidiaries of the Registrant
23.1	Consent of Price Waterhouse LLP, independent accountants.
99.1	PREMIS Corporation Audited Financial Statements for March 31, 1997 and
March 31, 1996.

(1) Incorporated by reference to exhibit filed as a part of Form S-18, SEC File No. 2-85498-C.
(2) Incorporated by reference to exhibit filed as part of registration statement on Form S-2, (SEC File No. 333-10917), effective on September 26, 1996.
(3) The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request

(b)  REPORTS ON FORM 8K - None

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	PREMIS Corporation

	/S/ F. T. Biermeier
	F. T. Biermeier
	(Principal Executive Officer)

Dated:  June 28, 1997

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/S/ F. T. Biermeier		June 28, 1997
F. T. Biermeier
Chairman and Chief Executive Officer

/S/ Richard R. Peterson	June 28, 1997
Richard R. Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)

/S/ Mary Ann Calhoun	June 28, 1997
Mary Ann Calhoun
Vice President and Director

Edward W. Anderson
President and Chief Executive Officer
of PREMIS Systems Canada Incorporated

/S/ Gerald F. Schmidt	June 28, 1997
Gerald F. Schmidt
Director

/S/ S. Albert Hanser	June 28, 1997
S. Albert D. Hanser
Director

EXHIBIT 10.5

SOFTWARE LICENSE AND DISTRIBUTION AGREEMENT

THIS SOFTWARE LICENSE AND DISTRIBUTION AGREEMENT ("Agreement") is made and entered into effective as of the 2nd day of January, 1997, by and between PREMIS Corporation, 13220 County Road #6, Plymouth, Minnesota 55441("PREMIS") and Information Access Incorporated, 8801 E. Pleasant Valley Road, Cleveland,
OHIO   44131 ("IAI").

WHEREAS, PREMIS owns certain copyrights, software licenses, programs, documentation, trademarks and other assets developed or purchased for the purpose of marketing software to the food brokerage industry; and

WHEREAS, PREMIS wishes to divest its interest in such food brokerage systems; and

WHEREAS, IAI desires to obtain the exclusive right to develop, copy, distribute, sublicense, maintain and improve such food brokerage systems pursuant to this Agreement;

NOW, THEREFORE, in consideration of the foregoing and the mutual covenants herein set forth, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

ARTICLE 1:  DEFINITIONS

For purposes of this Agreement, the following defined terms shall have the respective meanings indicated below:

1.1	PREMIS Copyrights.  The term "PREMIS Copyrights" means each of the copyrighted works identified on Exhibit 1.1 hereto and developed by or on behalf of PREMIS and pertaining to the Advantage System.

1.2	PREMIS Trademarks.  The term "PREMIS Trademarks" means each of the trademarks identified on Exhibit 1.2 hereto and selected or used by or on behalf of PREMIS and pertaining to the food brokerage systems.

1.3	PREMIS Documentation.  The term "Documentation" means all documentation and programmer notes developed by or on behalf of PREMIS and pertaining to the food brokerage systems.

1.4	Third Party Software/Materials.  The term "Third Party Software/Materials"
means each of the software programs or other materials identified on Exhibit
1.4 hereto, as developed or owned by third parties and used with the Advantage System. From time to time upon request by IAI during the Five-Year Term of this Agreement (as defined in Section 9.1 below), PREMIS shall provide IAI access to and copies of any of the agreements pertaining to the Third Party Software/Materials.

1.5	Advantage System.  The term "Advantage System" means the PREMIS
Copyrights, PREMIS Trademarks, PREMIS Documentation, Third Party Software/Materials and other software, licenses, programs and assets developed or purchased by or on behalf of PREMIS for the purpose of marketing software to the food brokerage industry, in object code and source code form, and for use with any make or type of hardware platform currently compatible or which is compatible in the future, together with all improvements thereto made by or on behalf of PREMIS.

1.6	Advantage Customers.  Those customers that have entered into license agreements for the Advantage System.

ARTICLE 2:  EXCLUSIVE LICENSE AND DISTRIBUTION OF THE ADVANTAGE SYSTEM

2.1	Exclusive License.  PREMIS hereby grants IAI and its representatives, successors and assigns, throughout the Five-Year Term of this Agreement, the sole and exclusive worldwide right and license, with the right to grant sublicenses, to develop, copy, distribute, sublicense, re-market, maintain and improve the Advantage System in object code and/or source code form (the "Exclusive License").

2.2	Deliverables. Upon execution of this Agreement, PREMIS shall deliver the following "Deliverables" to IAI:

(a) one complete master and one complete backup copy of the Documentation and source code and object code for the Advantage System, suitable for reproduction and distribution by IAI;
(b) all marketing materials, brochures and other information developed by or on behalf of PREMIS for the commercialization of the Advantage System (the "Additional Materials") (IAI may hereafter use the Additional Materials in furtherance of the Exclusive License);
(c) one complete copy of all coding, work papers and notes for PREMIS's current research and development of the Advantage System and any improvements thereto;
(d) one complete copy of license agreements signed by Advantage Customers on or prior to the date of this Agreement;
(e) one copy of the most recent detailed aged receivable listing for Advantage Customers;
(f) one complete copy of the November OrderNet EDI billing for Advantage Customers;
(g) one copy of the software maintenance billings of Advantage Customers for 1996;
(h) one complete copy of the extended software maintenance agreements signed by Advantage Customers on or prior to the date of this Agreement;
(i) one complete copy of the EDI agreements signed by Advantage Customers on or prior to the date of this Agreement; and
(j) a complete disclosure of all bugs or defects in the Advantage System Software known to PREMIS.
2.3 Distribution of the Advantage System. Pursuant to the Exclusive License, IAI and its representatives, successors and assigns may hereafter copy, distribute and sublicense all or any portion of the Advantage System, in source code and/or object code form and in any manner determined by IAI.

2.4 Source Code Escrow Agreements. PREMIS will assist and cooperate with IAI, to the extent reasonably required, with any source code escrow agreements used by IAI, at IAI's discretion, in the marketing and distribution of the Advantage System. If IAI elects to purchase the Advantage System, PREMIS will assign to IAI any existing source code escrow agreements with PREMIS customers.

2.5 Derivative Works and Improvements. All derivative works, upgrades, enhancements, new releases, new versions and other improvements to the Advantage System, by or on behalf of IAI, and all copyrights, trademark rights, trade secret rights and/or patent rights pertaining thereto, shall be owned by IAI (collectively, the "Improvements"). PREMIS hereby assigns all current and future rights, if any, in the Improvements to IAI. If IAI elects not to purchase the Advantage System as provided in Article 10, then PREMIS shall have the right to purchase all Improvements from IAI at a price to be negotiated at that time.


2.6 Other Copyright and Trademark Rights. IAI shall own the copyrights to all marketing and other materials developed by or on behalf of IAI and all trademarks selected or used by IAI in the commercialization of the Advantage System, other than the PREMIS Copyrights and the PREMIS Trademarks.

ARTICLE 3:  MAINTENANCE AND SUPPORT

3.1 Existing License Agreements. Exhibit 3.1 to this Agreement contains a listing of all of the license agreements or arrangements previously entered into by PREMIS or its affiliates for the distribution or use of the Advantage System (collectively, the "Existing License Agreements"). From time to time upon request by IAI during the Five-Year Term of this Agreement, PREMIS shall provide IAI access to and copies of any of the Existing License Agreements.
IAI hereby assumes the express obligations of PREMIS which accrue on and after the date hereof for only those Existing License Agreements so identified on
Exhibit 3.1, and shall retain all monies first due thereunder on or after the effective date of this Agreement. PREMIS retains (i) all of its obligations arising under the Existing License Agreements before the date of this Agreement, including but not limited to the obligation to pay third parties who provided goods or services to PREMIS relating directly or indirectly to the service of PREMIS customers prior to the date of this Agreement. PREMIS shall retain only the moneys paid for license fees under the Existing License Agreements for those systems first installed and billed prior to the date hereof. If either PREMIS or IAI receives payments under and Existing License Agreement which are to be paid over to the other party pursuant to this
Section 3.1, the party receiving such payment shall promptly pay such entire amount to the other party.

3.2 Existing Maintenance and Support Agreements. Exhibit 3.2 to this Agreement contains a listing of all of the maintenance and support agreements or arrangements previously entered into by PREMIS or its affiliates for the Advantage System (collectively, the "Existing Maintenance Agreements"). From time to time upon request by IAI during the Five-Year Term of this Agreement, PREMIS shall provide IAI access to and copies of any of the Existing
Maintenance Agreements.   IAI hereby assumes the express obligations of PREMIS
which accrue on and after the date hereof for only those Existing Maintenance Agreements so identified on Exhibit 3.2, and IAI shall receive and retain all moneys under such Existing Maintenance Agreements for those maintenance services to be performed after the date hereof. PREMIS retains (i) all of its obligations arising under the Existing Maintenance Agreements before the date of this Agreement, including but not limited to the obligation to pay third parties who provided goods or services to PREMIS relating directly or indirectly to the service of PREMIS customers prior to the date of this Agreement. If either PREMIS or IAI receives payments under an Esisting Maintenance Agreement which are to be paid over to the other party pursuant to this Section 3.2, the party receiving such payment shall promptly pay such entire amount to the other party.


3.3 Future Maintenance and Support. IAI may at its discretion determine the terms of all maintenance and support arrangements for renewals of existing agreements for Advantage Customers, and with customers who purchase a Advantage System to be installed after the effective date of this Agreement.

3.4 Existing EDI Agreements. Exhibit 3.4 to this Agreement contains a listing of all of the Customers with EDI agreements or arrangements previously entered into by PREMIS or its affiliates for the Advantage System (collectively, the "Existing EDI Agreements"). From time to time upon request by IAI during the Five-Year Term of this Agreement, PREMIS shall provide IAI access to and copies
of any of the Existing EDI Agreements.   IAI hereby assumes the express
obligations of PREMIS which accrue on and after the date hereof for only those Existing EDI Agreements so identified on Exhibit 3.4, and IAI shall receive and retain all moneys under such Existing EDI Agreements for those EDI services to be performed after the date hereof. PREMIS retains (i) all of its obligations arising under the Existing EDI Agreements before the date of this Agreement, including but not limited to the obligation to pay Sterling Commerce and other third parties who provided goods or services to PREMIS relating directly or indirectly to the service of PREMIS Customers prior to the date of this Agreement. If eithe PREMIS or IAI receives payments under an existing EDI Agreement which are to be paid over to the other party pursuant to this
Section 3.4, the party receiving such payment shall promptly pay such entire amount to the other party.

3.5 Hiring of PREMIS Personnel. IAI may, at its sole discretion, elect to hire any personnel of PREMIS currently employed in the sales, support or installation of the Advantage System, on such terms as may be determined by IAI.

3.6 Consultation and Training of IAI Personnel. Consultation on features and functionality and training for IAI personnel on the installation and maintenance of the Advantage System shall be conducted as follows:

(a) Two weeks of 2 consultants for training at IAI offices, included in consultation fees. Travel and living expenses to be paid by IAI.
(b) Six months phone support for IAI maintenance personnel (No direct customer contact by PREMIS personnel) at reduced fee of $3,000 per month. Balance of normal support fees to be provided from consultation fee.
(c) Thereafter phone support for IAI maintenance personnel shall be at reduced rate $30 per call for up to one year from the date of this agreement. Balance of normal phone rates to be provided from consultation fee.
(d) It is not intended that phone support will continue after one year from the date of this Agreement.
(e) Facilitation of customer introduction at the NFBA trade show and consultation with IAI personnel on customer/PREMIS history.
3.7	Continuing Software Maintenance.  PREMIS will repair program exceptions which cause the program functionality to perform differently than represented in the printed documentation as of the date of this Agreement. For those Advantage System products which do not have user manuals as of the date of this Agreement PREMIS will interpret the intended performance of the program functionality. This program exception service will be provided by PREMIS on a case by case basis for 90 days as part of the consultation fee. IAI has an option to contract for such service for an additional 90 days at a fixed rate of $11,000.00. All further service will be billed to IAI on a time and materials basis. Enhancements to the Advantage System will be considered on a case by case and, if contracted for by IAI in its discretion, will be billed to IAI on a time and materials basis.

ARTICLE 4:  COVENANTS OF PREMIS

4.1	Noncompete.  Throughout the Five-Year Term of this Agreement, and for twenty four (24) months after the expiration or earlier termination of the Five-Year Term of this Agreement (regardless of whether IAI purchases the Advantage System or PREMIS purchases the Improvements), and to the extent lawful under applicable laws and regulations, PREMIS and F. T. Biermeier individually each covenant and agree not to directly or indirectly develop, enhance, improve, market, distribute, license, sell or solicit orders anywhere in the world for the Advantage System or other computer software which competes with all or any portion of the Advantage System or any IAI developed computer software marketed to the food brokerage industry (a "Competing Product"). All restrictions under this Section 4.1 shall terminate if PREMIS purchases the Improvements under Section 2.5 above. If IAI elects to license but not purchase the Advantage System under Section 10.2 below, the restrictions under this Section 4.1 shall continue for the duration of such license and for twenty four (24) months thereafter.

4.2 Confidentiality. PREMIS and its shareholders each covenant and agree that they will not hereafter use or disclose the source code, object code or Documentation for the Advantage System or any other nonpublic components of the Advantage System without the prior written consent of IAI.

ARTICLE 5:  ONE TIME LICENSE AND CONSULTING PAYMENT

5.1 Monthly Payment. The one time license and consulting payment of $651,000 ($498,000 license and $153,000 consulting) shall be paid with 12% interest as follows: Commencing on January 1, 1997 and continuing thereafter on the first day of each month for Sixty (60) consecutive months (through and including December 1, 2001), IAI shall pay PREMIS a monthly payment in the amount of $14,481 per month (the "Monthly Payment").

5.2 Withholding or Setoff of Payments. If IAI is required to pay any third party for the continued use of the Third Party Software/Materials or any other component of the PREMIS System, except for those add-on products that require a run-time royalty, IAI may in addition to its other remedies deduct and setoff from the Monthly Payment, and/or the purchase price under Article 10 below, the amount of the payment made to such third party(s) and such other damage amount. In addition, IAI may setoff against the Monthly Payment any maintenance revenue which has been collected by PREMIS on or before the date of this Agreement for services to be performed after December 31, 1996 under maintenance agreements listed in Exhibit 3.2, which revenue amount is represented by PREMIS to be $35,225.36. IAI shall not be entitled to set-off revenues payable to IAI pursuant to Section 3.1 or 3.4 hereof.

5.3	Taxes.  PREMIS shall pay all sales and use taxes imposed by the license and sale of the Advantage System to IAI.

ARTICLE 6:  REPRESENTATIONS AND WARRANTIES OF PREMIS

	PREMIS agrees, represents and warrants as follows:

6.1	Interpretation.  Each of the representations and warranties contained in this Article 6 are made by PREMIS for the benefit of IAI, and PREMIS acknowledges that each of such representations and warranties are material.

6.2	Organization.  PREMIS is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota and has the corporate power and authority to own, lease and operate its properties and to carry on its activities as now being conducted.

6.3	Authority.  PREMIS has the corporate power and authority to enter into this Agreement and to carry out the transactions contemplated by this Agreement. The transactions and activities contemplated by this Agreement have been duly authorized by its board of directors and shareholders and no other actions on its part or on the part of any other person or entity are necessary to authorize the transactions and activities contemplated by this Agreement. This Agreement has been duly authorized, executed and delivered by PREMIS and is a legal, valid and binding agreement enforceable against PREMIS in accordance with its terms. This Agreement does not violate the Articles of Incorporation or Bylaws of PREMIS or any other agreement to which PREMIS is a party.

6.4	Ownership.  Except only for the Third Party Software/Materials which are licensed to PREMIS, PREMIS owns all right, title and interest in and to the Advantage System and has not sold or assigned any interest in the Advantage System to any person.

6.5	Proprietary Rights; Absence of Liens.  The Advantage System, including, without limitation, each component and part thereof, and the copying, distribution or use of such system pursuant to the Exclusive License, does not and will not infringe upon or violate any patent, copyright, trade secret, trademark or other intellectual property right (whether conferred by statute, code, common law or otherwise) of any third party. The Advantage System, as developed by PREMIS, is an original work of authorship of PREMIS. All rights of authorship of PREMIS's employees and representatives in the development of the Advantage System have been assigned to PREMIS. As of the effective date of this Agreement and throughout the Five-Year Term, PREMIS warrants that the Deliverables and the Advantage System are and shall remain free and clear of any liens or encumbrances. Upon the exercise of the purchase option by IAI pursuant to Article 10 below, PREMIS shall transfer the Advantage System to IAI free and clear of any liens or encumbrances. Upon the exercise of the purchase option by IAI pursuant to Article 10 below, PREMIS shall transfer the Advantage System to IAI free and clear of any liens or encumbrances.

6.6	Existing License Agreements and Existing Maintenance Agreements.  PREMIS
is in compliance with all Existing License Agreements and Existing Maintenance Agreements. Each of the Existing License Agreements and Existing Maintenance Agreements assumed by IAI under Article 3 above are fully assignable to IAI without consent from or notice to the other parties thereto.

6.7	Most Current Software Release Warranty.  The version and release of the
Advantage System delivered to IAI as part of the Deliverables is the most current commercially available version or release as of the effective date of this Agreement.

6.8 Advantage System Response and Performance. The Advantage System currently substantially operates in accordance with the specifications included in the Documentation.

6.9	Absence of Timers Warranty.  The Advantage System does not contain any timers, clocks or similar devices whose principal purpose is to render the Advantage System, or any portion thereof, inoperable at any time in the future.

6.10	Brokers and Finders. PREMIS has not employed or retained any broker or finder, or incurred any liability for any brokerage fees, commissions or finders fees in connection with the transactions contemplated by this Agreement.

6.11 Source Code. PREMIS has delivered to IAI the original and all except one copy of the source code for the Advantage System. PREMIS shall retain one copy thereof but agrees not to let anyone else have access to that one copy during the term of this Agreement.

6.12	Miscellaneous.  In no event will PREMIS convey any title or interest in the Advantage System to any third party. In addition, PREMIS agrees to refer any potential customers to IAI who contact PREMIS for food brokerage, software or services.

ARTICLE 7:  REPRESENTATIONS AND WARRANTIES OF IAI

	IAI agrees, represents and warrants as follows:

7.1	Interpretation.  Each of the representations and warranties contained in this Article 7 are made by IAI for the benefit of PREMIS, and IAI acknowledges that each of such representations and warranties are material.

7.2	Organization.  IAI is a corporation duly organized, validly existing and in good standing under the laws of the State of Ohio and has the corporate power and authority to own, lease and operate its properties and to carry on its activities as now being conducted.

7.3	Authority.  IAI has the corporate power and authority to enter into this
Agreement and to carry out the transactions contemplated by this Agreement.
The transactions and activities contemplated by this Agreement have been duly authorized by its board of directors and no other actions on its part or on the part of any other person or entity are necessary to authorize the transactions and activities contemplated by this Agreement. This Agreement has been duly authorized, executed and delivered by IAI and is a legal, valid and binding agreement enforceable against IAI in accordance with its terms. This Agreement does not violate the Articles of Incorporation or Bylaws of IAI or any other agreement to which IAI is a party.

7.4	Brokers and Finders. IAI has not employed or retained any broker or finder, or incurred any liability for any brokerage fees, commissions or finders fees in connection with the transactions contemplated by this Agreement.

ARTICLE 8:  INDEMNIFICATION BY PREMIS

	PREMIS shall, at PREMIS's cost and expense, defend, indemnify and hold harmless IAI, its distributors, sublicensees, customers and Premis Corporation, and their respective agents, employees, officers, directors, successors and assigns, from and against any and all claims, actions, damages, liabilities, costs and expenses (including, without limitation, attorneys' fees and expenses arising out of the defense of any claim) relating to or arising out of (a) any claim or allegation that the Advantage System, including, without limitation, any component or part thereof, infringes upon or violates any patent, copyright, trade secret, trademark or other intellectual property right, (b) any claims for noncompliance by PREMIS with the obligations under the Existing License Agreements and Existing Maintenance Agreements, not expressly assumed by IAI under Article 3 above, (c) any claims by any vendor of the Third Party Software/Materials pertaining to the obligations of PREMIS arising prior to the effective date of this Agreement, and (d) the operation or liabilities of PREMIS's business.


ARTICLE 9:  TERM AND TERMINATION

9.1	Term.  This Agreement shall become effective as of the date first set forth above and shall continue in effect until December 31, 2001, subject to earlier termination as provided in Section 9.2 below (the "Five-Year Term").

9.2 Termination. The Five-Year Term and this Agreement may be terminated only as follows:

(a) Breach. Failure by PREMIS or IAI to comply with any term or condition under this Agreement shall entitle the other party to give the party in default written notice requiring it to cure such default. If the party in default has not cured such default within sixty (60) days after receipt of notice describing the alleged default, the notifying party shall be entitled, in addition to any other rights it may have under this Agreement, or otherwise under law (unless limited by this Agreement), to terminate this Agreement by giving notice to take effect immediately.

(b) Mutual Agreement. This Agreement may be terminated at any time by mutual written agreement between the parties.

(c)  Purchase of the Advantage System by IAI pursuant to Section 10.1 hereof.

9.3	Rights and Duties Upon Termination.  In the event IAI fails to purchase the Advantage System, upon termination of this Agreement, all rights of IAI under the Exclusive License shall terminate, except that IAI and its affiliates shall continue to have a nonexclusive license to copy, distribute and use the Advantage System to the extent necessary to satisfy any warranty, maintenance, support and other related obligations to existing customers. This does not limit either party from exercising any other available remedies in the event of a default hereunder.

9.4 Other Rights and Remedies of IAI. The parties acknowledge that any breach or evasion by PREMIS or its shareholders of any provision of this Agreement will result in immediate and irreparable injury and harm to IAI and its affiliates, and may cause IAI and its affiliates to suffer damages in amounts difficult to ascertain. Accordingly, upon such breach, which has not been timely cured, IAI shall be entitled to the remedies of injunction and specific performance, or either of such remedies, as well as other legal or equitable remedies to which IAI may be entitled. All such rights and remedies shall be cumulative, and the exercise of any one of them shall not be deemed to be a waiver of any other. The prevailing party in any litigation under this Agreement shall be entitled to recovery of reasonable attorneys' fees, in addition to other relief.


9.5	Other Rights and Remedies of PREMIS.   The parties acknowledge that any
breach or evasion by IAI or its shareholders of any provision of this Agreement will result in immediate and irreparable injury and harm to PREMIS and its affiliates, and may cause PREMIS and its affiliates to suffer damages in amounts difficult to ascertain. Accordingly, upon such breach, which has not been timely cured, PREMIS shall be entitled to the remedies of injunction and specific performance, or either of such remedies, as well as other legal or equitable remedies to which PREMIS may be entitled. All such rights and remedies shall be cumulative, and the exercise of any one of them shall not be deemed to be a waiver of any other. The prevailing party in any litigation under this Agreement shall be entitled to recovery of reasonable attorneys' fees, in addition to other relief.

9.6 Survival and Termination Liability. The terms and provisions of Articles 1, 3, 4, 6, 7, 8, 9 and 11 and 2.3, 2.4, 2.5 and 2.6 of this Agreement shall survive the expiration or any earlier termination of this Agreement.

ARTICLE 10:  OPTION TO PURCHASE THE ADVANTAGE SYSTEM

10.1	IAI's Election to Purchase.  At any time before expiration of the
Five-Year Term, IAI may notify PREMIS of IAI's election to purchase the Advantage System, at which time IAI shall pay to PREMIS (i) $750,000, plus interest on that amount at the rate of 6% per annum for a time period equal to the period from January 1, 1997 to the date of the election to purchase; (ii) minus the sum of all monthly payments under Section 5.1 which have been paid as of the date of election to purchase. PREMIS shall then execute and deliver an assignment, under which PREMIS assigns to IAI all worldwide right, title and interest in and to the Advantage System, and all copyrights, trademarks, patents, patent applications, trade secrets and other rights therein, free and clear of any liens, claims or encumbrances, together with the same representations and warranties regarding ownership and noninfringement as contained in Article 6 above. In addition, PREMIS shall provide IAI with all of its copies of the source code, object code and Documentation for the Advantage System.

10.2	IAI's Election Not to Purchase.  If IAI does not elect to purchase the
Advantage System as provided in Section 10.1 above, IAI's rights shall include the right to support to existing customers, including the issuance of maintenance and support agreements.

ARTICLE 11:  GENERAL

11.1 Assignment. IAI shall not assign or otherwise transfer this Agreement or any right or obligations herein (including, without limitation, by a change in the majority ownership or control of IAI) without giving at least ten (10) days advance notice to PREMIS (such assignment shall not relieve IAI or its shareholders of their obligations hereunder).


11.2	Headings.  The article, section and subsection headings are for convenient reference and are not a part of this Agreement.

11.3 Waiver. No waiver of any breach of any provision of this Agreement shall constitute a waiver of any prior, concurrent, or subsequent breach of the same or any other provisions hereof, and no waiver shall be effective unless made in writing.

11.4	Notices.  Any notice required or permitted to be given under this
Agreement shall be sufficient if in writing and delivered personally or via FAX (all FAX's shall also be mailed in accordance with this Section 11.4) or sent by registered or certified mail, postage prepaid and return receipt requested, to the attention of the "President" at the parties' respective addresses set forth in the first paragraph of this Agreement (or to such other address as the parties shall designate by notice to the other in accordance with this Section 11.4) and shall be deemed to have been given as of the date of personal delivery, as of the date on the receipt or as of the date returned unclaimed by the Postal Service.

11.5	Modifications.  This Agreement can only be modified by written agreement duly signed by the parties.

11.6	Governing Law and Venue.  THIS AGREEMENT SHALL BE GOVERNED BY AND
CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MINNESOTA. IAI AGREES THAT VENUE FOR ANY ACTION ARISING OUT OF OR RELATING TO THIS AGREEMENT WILL BE IN A STATE OR FEDERAL COURT SITTING WITHIN THE STATE OF MINNESOTA. IAI HEREBY CONSENTS AND SUBMITS TO THE PERSONAL JURISDICTION OF SAID COURTS FOR THAT PURPOSE AND HEREBY SPECIFICALLY WAIVES ANY OTHER JURISDICTION.

11.7	Severability.  If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the Term hereof, such provision shall be fully severable; this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof; and the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from this Agreement.

11.8	Force Majeure.  Neither party shall be in default by reason of any failure in performance of this Agreement in accordance with the terms herein if such failure arises out of causes beyond the control and without the fault or negligence of such party. Such causes may include, but are not restricted to, acts of God or public enemy, acts of the government in its sovereign or contractual capacity, fires, floods, epidemics, quarantine restrictions, strikes, freight embargoes, power failures, and unusually severe weather; but in every case the failure to perform must be beyond the control and without fault or negligence of the party failing to perform.

11.9	Complete Agreement.  The terms and provisions contained in the above recitals and in this document and the Exhibits referred to herein (collectively, the "Agreement") contain the complete agreement between the parties concerning the subject matter hereof and supersede all prior understandings, proposals or agreements, and all prior communications between the parties relating to the subject matter of this Agreement. No representation, warranty, promise, inducement or statement of intention has been made by the parties which is not embodied in this Agreement or in the documents expressly referred to herein, and neither PREMIS nor IAI shall be bound by or liable for any alleged representation, promise, inducement or statement of intention not so set forth.

11.10	Expenses.  Each party hereto shall pay its own costs and expenses incurred in connection with the negotiation and preparation of this Agreement and the consummation of the transactions contemplated herein; provided, however, that PREMIS shall pay any sales or use taxes incurred in connection with the purchase of the Advantage System.

11.11	Construction.  The language in all parts of this Agreement shall in all cases be construed as a whole according to its fair meaning, strictly neither for nor against any party hereto, and without implying a presumption that the terms thereof shall be more strictly construed against one party by reason of the rule of construction that a document is to be construed more strictly against the person who himself or through his agent prepared the same, it being agreed that representatives of both parties have participated in the preparation hereof.

11.12	Counterparts.  This Agreement may be executed in one or more counterparts.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

PREMIS CORPORATION                         INFORMATION ACCESS INCORPORATED



By /s/ F.T. Biermeier                       By /s/  Edward Schnell

President                                   Chairman and Chief Operating Officer




Exhibit 1.1
Copyrights and Description of the Advantage System


PRODUCT				DESCRIPTION
        .

Advantage			Food Brokerage Management System

Retail				Retail Store Audit and Merchandiser Reporting
                                System - Includes Handheld and Pen Based Field Systems.

Spoils				Reclaimed Products Payment and Reporting System

Bid 				Institutional Bid Management System for
                                Foodservice Brokers

Options			        End User Call Reporting System for Foodservice
                                Brokers - Includes Windows Based Field System.


ADD ON SYSTEMS FOR ABOVE PRODUCTS

EDI				Electronic Data Interchange for Communications
                                With Broker Customers and Principals.

Direct FAX			Computer Based Outbound FAX for Automatic
                                Transmission of Brokers Orders.

Forms				Fill and Print Customer Forms Automatically
                                Using Advantage System Data.

Inventory			Principal Consignment Inventory System.

Commission Management	        Commissions Receivable System With Accounting
                                System Interface

Budgeting			Annual Business Budgeting System.

Marketing Funds		        Principal Marketing Funds Management.

Inform Report Writer		User definable Reporting From Advantage Data
                                Bases

Institutional Contracts		Contract Tracking for Institutional Brokers.

Exhibit 1.2

Trademarks


TRADMARK                                             REGISTERED

Advantage						No

Retain							No

Options						        No


Exhibit 1.3


Third Party Software/Materials


PRODUCT           RUNTIME REQUIRED              VENDOR

DIAD	                NO			PREMIS

Terminal Control	NO			PREMIS

Ctar	                YES			Unitrends

JetForm	                YES			JetForm

Tiny Term	        YES			Century Software

ICE Ten	                YES			James River Group

SCO UNIX, Xenix,
Open Server             YES			Santa Cruz Operation

AIX (UNIX)	        YES			IBM

Mlink	                YES			Corporate Microsystems

Word Perfect (UNIX)	YES			Corel

Raima Data Manager	NO			Raima Corporation

Raima Data Server	YES			Raima Corporation


Exhibit 3.1

Existing License Agreements


Exhibit 3.2

Existing Maintenance Agreements


Exhibit 3.4

Existing EDI Agreements









EXHIBIT 21.1

PREMIS Systems Canada Incorporated, a Nova Scotia, Canada Corporation. Principal offices located in Toronto, Canada (1).

REF Retail Systems Corp. Incorporated, a Nova Scotia, Canada Corporation. Principal offices located in Toronto, Canada (1).

Softworks Group, Inc., an Ontario, Canada Corporation. Principal offices located in Toronto, Canada (2).


(1) The Registrant expects to file for an Order of Amalgamation of PREMIS Systems Canada Incorporated and REF Retail Systems Corp. Incorporated on July 31, 1997.
(2)  The Registrant expects to wind down Softworks Group, Inc. on July 31, 1997








EXHIBIT 23.1


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-03161) of PREMIS Corporation, of our report dated June 10, 1997 appearing in this Form 10-KSB.


PRICE WATERHOUSE LLP

Minneapolis, Minnesota
June 10, 1997





EXHIBIT 99.1




	PREMIS CORPORATION
	CONSOLIDATED FINANCIAL STATEMENTS
	MARCH 31, 1997 AND 1996








To the Stockholders and
  Board of Directors of
  PREMIS Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PREMIS Corporation and its subsidiaries at March 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
Minneapolis, Minnesota
June 10, 1997



                            PREMIS CORPORATION
                       CONSOLIDATED BALANCE SHEET

                                                            March 31,
ASSETS	                                             1997               1996

Current assets:
Cash and cash equivalents                        $  2,433,439       $    668,083
Short-term investments                                                   300,000
Trade accounts receivable, net of allowance
for doubtful accounts of $240,581 and
$82,420, respectively		                    2,136,680          1,204,874
Refundable income taxes	                              246,846
Inventory                                             396,295            282,720
Cost and estimated earning in excess of billings      164,537
Prepaids and other assets                             367,466             11,537
Deferred taxes                                        133,921             33,000
Current portion of note receivable                    104,158
Total current assets                                5,983,342          2,500,214

Property and equipment, net                         1,395,445             83,525
Note receivable                                       522,689
Software distribution rights,
  net of accumulated amortization
  of $242,763 and $158,776                            165,314            249,301
Total assets                                     $  8,066,790       $  2,833,040

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable                           $    587,349       $   137,964
Accrued liabilities                                   684,297           228,524
Accrued income taxes                                                    510,000
Unearned income                                       787,065           229,072
Bank line of credit                                   245,820
Current portion of notes payable - banks               29,194            17,746
Current portion of other notes payable                144,803            85,182
Current portion of capital lease obligation            55,684
Total current liabilities                           2,534,212         1,208,488

Long-term liabilities:
Unearned income                                       186,750
Notes payable - banks                                  84,256             9,721
Other notes payable                                    68,125           102,376
Capital lease obligation                              855,386
Total long-term liabilities                         1,194,517           112,097

Commitment and contingencies (Note 15)

Stockholders' equity:
Common stock, 10,000,000 shares
authorized, 4,734,027 and 2,609,444 shares
issued and outstanding, $.01 par value                 47,340           26,094
Additional paid-in capital                          9,702,940          731,181
Retained earnings (accumulated deficit)            (5,406,695)         755,180
Cumulative translation adjustment                      (5,524)
Total stockholders' equity                          4,338,061        1,512,455
Total liabilities and stockholders' equity        $ 8,066,790      $ 2,833,040

	See accompanying notes to the consolidated financial statements.

                             PREMIS CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS



                                                      Year Ended March 31,
                                                    1997                1996
Revenue:
System sales                                      $ 7,224,948      $ 4,956,316
Maintenance fees and other revenue                  1,525,530          945,845
Total revenue                                       8,750,478        5,902,161

Cost of sales:
Systems                                             4,400,622        2,539,071
Support                                               216,029          497,251
Total cost of sales                                 4,616,651        3,036,322

Gross profit                                        4,133,827        2,865,839

Operating expenses:
Selling, general, and administrative expenses       2,787,943        1,204,065
Research and development expenses                     736,040          303,000
Purchased research and development                  6,509,981
Total operating expenses                           10,033,964        1,507,065

Income (loss) from operations                      (5,900,137)       1,358,774
Interest income (expense), net                         24,427           (4,142)
Other income                                           32,613

Net income (loss) before income taxes              (5,843,097)       1,354,632

Income tax expense                                    318,778          527,000

Net income (loss)                                $ (6,161,875)      $  827,632

Earning (loss) per share                         $      (1.67)      $     0.28

Weighted average shares of common
stock and common stock equivalents                  3,691,622        2,925,581









See accompanying notes to the consolidated financial statements.

                              PREMIS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                      Year Ended March 31,
                                                     1997              1996

Cash flows from operating activities:
Net income (loss)                                 $ (6,161,875)    $  827,632
Adjustments to reconcile net income
(loss) to net cash provided (used) by
operating activities:
Depreciation and amortization                          206,028        101,983
Purchased research and development                   6,509,981
Changes in assets and liabilities,
net of effect from acquisition:
Accounts receivable                                   (498,346)     (663,634)
Refundable income taxes                               (130,190)
Cost and estimated earnings in excess of billings      (61,275)
Inventory                                             (113,575)     (117,165)
Prepaids and other assets                             (326,573)      (10,337)
Deferred taxes                                         (77,760)       17,000
Accounts payable                                        79,508       (39,375)
Accrued liabilities                                    (82,342)      596,434
Unearned income                                       (199,918)          533
Net cash provided (used) by operating activities      (856,337)      713,071

Cash flows from investing activities:
Short-term investments                                 300,000      (300,000)
Purchase of property and equipment                    (224,573)      (72,325)
Sale of property and equipment                                        16,350
Purchase of software distribution rights                              (4,167)
Cash paid in purchase of REF Retail Systems         (6,572,935)
Cash acquired in purchase of REF Retail Systems        173,911
Net cash (used) by investing activities             (6,323,597)     (360,142)

Cash flows from financing activities:
Proceeds from common stock offering                  8,729,675
Borrowing under line of credit                         245,820
Proceeds from note receivable                           24,153
Exercise of common stock options                       137,320        2,813
Repayment of debt                                     (152,748)    (111,680)
Capital lease obligations                              (38,930)      (2,938)
Net cash provided (used) by financing activities     8,945,290     (111,805)

Net increase in cash                                 1,765,356      241,124
Cash and cash equivalents at beginning of year         668,083      426,959
Cash and cash equivalents at end of year           $ 2,433,439    $ 668,083


See accompanying notes to the consolidated financial statements.

                               PREMIS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED MARCH 31, 1997 AND 1996



                                   Additional  Cumulative
                     CommonStock    Paid-in   Translation  Retained
                   Shares   Amount  Capital   Adjustments  Earnings  Total

Balance at
March 31, 1995  2,590,694 $ 25,906   $ 728,556           $ (72,452)    $ 682,010

Stock options
exercised          18,750      188       2,625                             2,813

Net income                                                 827,632       827,632

Balance at
March 31, 1996  2,609,444   26,094     731,181             755,180     1,512,455

Stock issued
through the
exercise of
stock options     112,083    1,121     262,209                           263,330

Sale of common
stock, net of
offering cost
of $1,332,825   2,012,500   20,125   8,709,550                         8,729,675

Currency
translation adjustment                          $(5,524)                 (5,524)

Net income (loss)                                       (6,161,875)  (6,161,875)

Balance at
March 31, 1997  4,734,027  $47,340  $9,702,940 $(5,524)$(5,406,695) $(4,338,061)



	See accompanying notes to the consolidated financial statements.



                               PREMIS CORPORATION
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION

PREMIS Corporation (the "Company") develops, markets and supports a line of enterprise-wide solutions to the information needs of multi-store specialty and general merchandise retailing chains. The Company's information management softwaresystems are designed to assist businesses with the day-to-day management of their operations and long-term strategic planning.


NOTE 2 - ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

                                      Supplemental Cash Flow Information

                                                 Year Ended March 31,
                                               1997               1996

Cash paid during the year for interest       $83,022             $-
Cash paid during the year for income taxes   944,610              -
Capital lease obligation                     950,000              -


Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist primarily of computer equipment held for resale.


Property and Equipment

Property and equipment are stated at cost and depreciated for financial statement purposes on a straight-line basis over the estimated useful life of the assets. Depreciation expense for the years ended March 31, 1997 and 1996 was $122,041 and $21,201, respectively. A summary of property and equipment is as follows:

                                   Depreciation
                                       Lives         1997         1996

Building capital lease                10 years      $950,000
Furniture and equipment	           5 - 7 years       662,683     $ 225,437
Leasehold improvements                 7 years        70,964        31,773
Less accumulated depreciation
 and amortization                                   (288,202)     (173,685)

                                                  $1,395,445       $83,525


Software Distribution Rights

The Company has acquired certain software marketing licenses and distribution rights. The costs are capitalized and amortized using the straight-line method over the term of the agreements which range from three to five years.

Foreign Currency Translation and Transactions

Foreign assets and liabilities are translated using the fiscal year-end rates of exchange. Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses, net of applicable deferred taxes, are accumulated as a separate component of stockholders' equity.

Research and Development Costs

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility of the products in development. Costs have not been capitalized because post-technological feasibility costs are immaterial to both total assets and pre-tax results of operation.

Revenue Recognition

System sales include software license, hardware and long-term system installation contract revenue. The Company records revenues from software licenses and hardware upon installation and customer acceptance. Customers are provided with a warranty period which provides customer support for a 90-day period. No reserve has been provided, since warranty costs have been insignificant. After the 90-day warranty period, support is provided only if a maintenance contract is in place. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period.


Revenues under long-term system installation contracts are recognized over the period the Company satisfies its obligation using the percentage-of-completion method. Progress on the contracts is measured by the percentage of cost incurred to date to the total estimated cost for each contract. Management considers cost to be the best available measure of progress on these contracts. Changes in conditions and estimated earnings may result in review of estimated costs and earnings during the course of the contract and are reflected in the accounting period in which the facts which require the revisions become known. In the normal course of business, the Company may also be subject to a risk of loss by incurring costs to complete a contract in excess of the fixed bid price.

Net Earnings Per Share of Common Stock

Net earnings per share was computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents using the treasury stock method.

Income Taxes

The Company accounts for income taxes under the liability method of accounting. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities reduced by valuation allowances as necessary.

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

Stock Options

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," regarding disclosure of pro forma information for stock compensation. As is allowed by Statement No. 123, the Company will continue to measure compensation cost using the methods described in Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issues to Employees."

Reclassifications

Certain amounts presented in the 1996 consolidated financial statements have been reclassified to conform with the 1997 presentation.


Recently Issued Accounting Standard

In February 1997, the Financial Accounting Standards Board Issued Statement
No. 128, "Earnings Per Share" (FAS No. 128"). FAS No. 128 applies to entities with publicly-held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997.
Under FAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. FAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.
Diluted earnings per shares reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. Management believes the adoption of FAS No. 128 will not have a material effect on the financial statements.


NOTE 3 - ACQUISITION OF REF RETAIL SYSTEMS CORPORATION

In October 1996, the Company acquired REF Retail Systems Corporation ("REF"), a Toronto based provider of Windows NT.-based specialty retailing management software, for $6,572,000 cash, which includes expenses of $72,000, in exchange for all outstanding common stock of REF. The acquisition has been accounted for using the purchase method. Subsequent to the acquisition, the Company expensed all purchased research and development in process of $6,510,000 based upon an independent appraisal.

Operating results for the acquisition are included in the accompanying consolidated statements of operations from October 1, 1996. Assuming the above described company had been acquired on April 1, 1995, unaudited pro forma consolidated revenues, net income (loss) and net income (loss) per share would have been as follows:

                                                       Year Ended
                                                       December 31,
                                                    1997          1996

Net revenues                                    $10,166,000    $9,099,000
Net income (loss)                               $(7,448,000)   $  541,000
Net income (loss) per share                     $     (2.02)$        0.18


The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisition were made as of those dates or of results which may occur in the future.


NOTE 4 - COMPLETION OF COMMON STOCK OFFERING

On October 1, 1996, the Company successfully completed a secondary offering of common stock. The Company sold 2,012,500 shares of common stock in the offering for $8,729,675 net of issuance costs of $1,332,825.



NOTE 5 - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS IN PROGRESS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

Costs incurred on uncompleted contracts               $543,731
Estimated earnings                                     507,292
                                                     1,051,023
Billings to date                                       886,486

Costs and estimated earnings in excess of billings    $164,537


The amount is included in current assets as all contracts in progress are expected to be completed within one year.

Billings in excess of costs and earnings of $29,745 are included in unearned revenue at March 31, 1997.


NOTE 6 - LEASE COMMITMENTS

The Company is obligated under various capital and operating leases for equipment and office facilities. These leases expire over the next ten years.

The present value of the future minimum capital lease payments for the office facilities described in Note 15 and future payments due under noncancelable operating leases, excluding executory costs such as management and maintenance fees, are as follows:

Fiscal Year Ending                     Capital        Operating
March 31,                               Leases          Leases

1998                                   $161,724         $236,671
1999                                    161,724          154,917
2000                                    161,724          144,638
2001                                    161,724          144,638
2002                                    161,724          144,638
Thereafter                              714,281          542,389

Total future minimum lease payments   1,522,901       $1,367,891

Less:  Amount representing interest    (611,831)
Present value of future minimum
capital lease payments                 $911,070


The cost of the facilities under capital lease was $950,000 and the related accumulated deprecation was $55,419 as of March 31, 1997.

Total rent expense under operating leases was approximately $188,000 and $115,000 for the years ended March 31, 1997 and 1996, respectively.



NOTE 7 - LINE OF CREDIT

The Company has a $289,200 ($400,000 Canadian dollars) line of credit, bearing interest at the Canadian prime rate plus 1%. The Canadian prime rate was 4.75% at March 31, 1997. The line of credit is uncommitted and payable upon demand. Borrowings are limited to 75% of eligible accounts receivable, as defined. The amount available at March 31, 1997 was $289,200 less the balance outstanding of $245,820. The line of credit are collateralized by substantially all the assets of PREMIS Systems Canada (formerly REF Retail Systems Corporation).


NOTE 8 - STOCK OPTIONS

The PREMIS Corporation 1994 Employee Stock Option Plan (the "Plan") was adopted to provide incentives to selected eligible officers and key employees of the Company. As adopted, the Plan authorizes qualified options for up to 500,000 shares of common stock. In addition, the Board of Directors has reserved 600,000 shares of common stock for non-qualified stock options. Options granted typically have five-year terms and vest annually over four years.

A summary of changes in outstanding options and common shares reserved under the Plan are as follows:

                                                                    Weighted-
                                            Shares                  Average
                                           Available   Options      Exercise
                                           for Grant  Outstanding    Price

Balance at March 31, 1995                  490,000     610,000       $0.16

Granted                                   (340,000)    340,000        1.44
Exercised                                              (18,750)       0.15
Canceled                                   206,250    (206,250)       0.29

Balance at March 31, 1996                  356,250     725,000        0.72

Shares authorized                          650,000
Granted                                 (1,019,376)  1,019,376        5.17
Exercised                                             (112,083)       1.22
Canceled                                   260,167    (260,167)       1.62

Balance at March 31, 1997                  247,041   1,372,126       $3.82



The following table summarizes information about the stock options outstanding at March 31, 1997:

                                   Options Outstanding     Options Exercisable

                                    Weighted-
                                     Average    Weighted-             Weighted-
                                   Remaining     Average               Average
Rangeof                   Number   Contractual   Exercise   Number     Exercise
ExercisePrice           Outstanding   Life         Price   Exercisable   Price

$0.15 - $0.50             368,750     2.5 years   $0.17      330,000     $0.17
$1.125 - $3.00             29,329     3.9 years    1.79        1,250      1.50
$5.00 - $6.25             974,047     8.1 years    5.26      650,000      5.00

                        1,372,126     6.5 years   $3.82      981,250     $3.37


Options outstanding under the Plan expire at various dates from 1999 to 2001. The number of options exercisable as of March 31, 1997, 1996 and 1995 were 981,250, 331,250 and 300,000, respectively. The weighted-average fair value of options granted during 1997 and 1996 are $2.32 and $0.55, respectively.

Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.
The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively; risk-free interest rates of 6.2%; volatility factors of the expected market price of the Company's Common Stock of 40% and 30%; and a weighted-average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on the net income (loss) for 1997 and 1996 does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. The Company's pro forma information is as follows:

                                                  Year Ended March 31,
                                                1997               1996

Pro forma net income (loss)                $(7,758,000)           $814,000
Pro forma income (loss) per share               $(2.10)            $0.28






NOTE 9 - NOTES PAYABLE

The Company's notes payable - bank at March 31, 1997 consist of the following Small Business Development Loans which are secured by substantially all assets of the Company.

                                                     1997             1996
Note payable - bank, monthly payments
  $1,388 through October 20, 1997, variable
  interest at 10.25%                                                $27,467

Note payable - bank, monthly principal
  payments of $936 through December 2000,
  interest at 3% above the Canadian prime rate
  (7.75% at March 31, 1997)                        $42,109

Note payable - bank, monthly principal
  payments of $1,170 through February 2001,
  interest at 3% above the Canadian prime rate
  (7.75% at March 31, 1997)                         55,012

Note payable - bank, monthly principal payments of $327 through May 2001, interest at 3% above the Canadian prime rate (7.75% at March 31, 1997) 16,329

                                                   113,450          27,467
Less:  Current portion                              29,194          17,746

                                                   $84,256          $9,721


The Company has notes payable as follows:

                                                     1997            1996
Note payable to an individual (assumed with
  REF acquisition), monthly principal payments
  of $1,506 through August 2000, interest at 7%    $61,755
Note payable for purchase of software license,
  monthly payments of $8,342 through April 1999
 (see Note 11)                                     102,376        $187,558
Inventory note payable, monthly payments
of $2,384 through February 1999, interest
at 9.7%                                            48,797

                                                  212,928         187,558
Less:  Current portion                             44,803          85,182
                                                  $68,125        $102,376



NOTE 10 - INCOME TAXES

Income tax expense is comprised of the following:

                                                  1997               1996
Current income tax provision (benefit):
Federal                                        $406,000            $400,000
State                                           (10,000)            110,000
Foreign                                        (371,301)
Total current taxes                              24,699             510,000

Deferred income taxes:
Federal                                         (59,000)             15,000
State                                            (9,000)              2,000
Foreign                                         (32,921)
Total deferred taxes                           (100,921)             17,000

Valuation allowance                             395,000
Income tax expense                             $318,778            $527,000


A reconciliation of the expected federal statutory rate for the years ended March 31, 1997 and 1996 is as follows:

                                                1997               1996

Expected tax provision (benefit) at
statutory rate                               $(1,987,000)         $462,000
State income tax provision,
net of federal tax effect                         50,000            81,000
Non-deductible acquisition costs               2,213,000
Foreign tax benefit                             (134,000)
Foreign research and development credit         (187,000)
Valuation allowance                              395,000
Other                                            (31,222)          (16,000)

                                                 318,778           527,000


Deferred tax assets (liabilities) are comprised of the following at March 31:

                                                1997                 1996

Allowance for doubtful accounts               $64,000              $33,000
Net operating loss carryforwards              134,000
Business credit carryforwards, net            209,000
Deferred facility costs                        88,000
Other                                          33,921
Gross deferred tax assets                     528,921               33,000
Less valuation allowance                     (395,000)

Net deferred tax asset                       $133,921              $33,000


NOTE 11 - PURCHASE OF SOFTWARE LICENSE AND DISTRIBUTION RIGHTS

During fiscal year 1995, PREMIS purchased a software license and distribution rights for a period of five years for $403,910. In addition to the purchase price, the Company must make contingent royalty payments based on a percentage of the net cash receipts from related sales. The Company capitalized the purchase price as software distribution rights and is amortizing the amount over the term of the agreement. Amortization of $83,987 and $80,782 is included in cost of sales for the years ended March 31, 1997 and 1996, respectively.


NOTE 12 - EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under the Internal Revenue Code Section 401(k) which covers substantially all U.S. employees of the Company. All employees with at least 90 days of employment are eligible to participate in the Plan. The Company's contributions to the Plan are based on 15% of employee contributions which are subject to salary limitations. Company contributions to the Plan were approximately $6,500 and $5,000 during 1997 and 1996, respectively. In fiscal 1996, the Company also paid a one time discretionary profit sharing bonus of $16,000. There was no discretionary Company contribution in fiscal 1997.

The Company has a defined contribution employee retirement plan covering substantially all Canadian employees of the Company. All employees with at least one year of employment are eligible to participate. The Company's contributions to the plan range from 1% to 2% of the employee's compensation depending upon length of service. The Company recognized expense of $10,147 for contributions to the plan for the year ended March 31, 1997.


NOTE 13 - SIGNIFICANT CUSTOMERS

Sales to one customer represented 43% and 64% of total revenues during 1997 and 1996, respectively. Additionally, this customer represented 46% and 61% of trade accounts receivable at March 31, 1997 and 1996, respectively.
In 1997, a separate customer accounted for 15% of total revenues and 25% of year-end trade accounts receivable.


NOTE 14 - SOFTWARE LICENSE AND DISTRIBUTION AGREEMENT

On January 1, 1997, the Company and an unaffiliated corporation (licensee) entered into a software license and distribution agreement. The Company, in exchange for the granting of exclusive worldwide rights to the Advantage System and providing training and other contract work over a limited time period, received a note receivable for $651,000. The note receivable is payable in 60 equal monthly installments of $14,481 and bears interest at 12% At March 31, 1997, the outstanding balance of the note receivable is $626,847, of which $104,158 is included in current assets. Licensing revenue is being recognized ratably over two years and all training and contract revenue is recognized as services are performed.



NOTE 15 - RELATED PARTY TRANSACTION AND COMMITMENT

Effective September 1, 1996, the Company entered into a lease agreement which was recorded as a capital lease. The Company's executive offices and operations currently occupy this facility. The facility is owned by a limited liability partnership controlled by two officers, directors and principal stockholders of the Company. The lease has an initial ten-year term with monthly base rent of $13,477 and two successive two-year options for renewal. On June 30, 1996, the Company prepaid $105,000 in base rent, which reduces the minimum monthly base rent by $2,816 for the first 44 months of the lease (an aggregate credit of $105,000 plus 9% interest per annum). The Company has guaranteed the mortgage loan obligation of the limited liability partnership with respect to this property in the principal amount of $950,000. This loan carries interest at 2.75% over the rate on five-year treasury notes.


NOTE 16 - SUBSEQUENT EVENT

On April 15, 1997, the Board of Directors authorized the repurchase of up to $600,000 of the Company's common stock in the open market.



35




35


35



058/18038243 6/27/97



79656 6/27/97


058/18038243 6/27/97



79656 6/27/97


058/18038243 6/27/97



79656 6/27/97


058/18038243 6/27/97



79656 6/27/97

44

058/18038243 6/27/97



79656 6/27/97


3

26


25