Form 10QSB
period 1997-06-30
PREMIS CORP
filed 1997-09-22
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

            For the quarterly period ended  June 30, 1997

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 4,711,677 as of July 31, 1997.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]




PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    PREMIS CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data) (unaudited)

        	                                             Three Months Ended
        	        	                                  June 30,
        	                                      1997                1996

REVENUES:
        Systems        	        	        $    1,583           $     1,584
        Maintenance and other services                 493                   330

        Total revenues                               2,076                 1,914

COST OF REVENUES:
        Systems                                      1,067                   826
        Support and other                              164                   142

        Total cost of revenues                       1,231                   968

GROSS PROFIT                                           845                   946

OPERATING EXPENSES:
        Selling, general and administrative            727                   402
        Research and development                       385                     -

        Total operating expenses                     1,112                   402

        Operating income (loss)                       (267)                  544

        Interest income, net                            33                     -
        Other income                                    25                     -

INCOME BEFORE TAXES                                   (209)                  544

Income tax expense                                       2                   212

NET INCOME                                      $     (211)            $     332

Net income (loss) per share                     $     (.04)            $     .11

Shares used in per share calculation                 4,716                 2,980



                                    PREMIS CORPORATION
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (in thousands)

                                               June 30, 1997      March 31, 1997
                                                (unaudited)           (audited)

ASSETS
Current assets:
        Cash and cash equivalents              $     2,721           $     2,434
        Accounts receivable, net                     1,802                 2,137
        Inventory                                      111                   396
        Prepaid expenses and other current assets      650                   883

Deferred income taxes                                  134                   134
        	Total current assets                 5,418                 5,984

        Property and equipment, net                  1,375                 1,395
        Note receivable                                523                   523
        Software distribution rights, net              145                   165

TOTAL ASSETS                                   $     7,461           $     8,067

LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses  $       827           $     1,272
        Unearned revenue                             1,096                   787
        Bank line of credit                             65                   246
        Current portion of notes payable               173                   174
        Current portion of capital lease obligation     42                    56

        	Total current liabilities            2,203                 2,535

Long-term liabilities:
        Capital lease obligation                       855                   855
        Unearned income                                187                   187
        Notes payable                                  152                   152
        	Total long-term liabilities          1,194                 1,194

Shareholders' equity:
        Common stock                                    47                    47
        Additional paid in capital                   9,643                 9,703
        Retained earnings (accumulated deficit)     (5,617)              (5,406)
        Foreign currency translation adjustment         (9)                  (6)
        	Total shareholders' equity           4,064                 4,338

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $     7,461           $     8,067


                                      PREMIS CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands) (unaudited)


                                                              Three Months Ended
                                                                   June 30,

                                                            1997            1996

OPERATING ACTIVITIES
Net income                                             $    (211)      $    332
   Adjustments to reconcile net income to net
   cash (used) provided by operating activities:
     Depreciation and amortization                            82             27
     Changes in assets and liabilities:
        	Current assets                               824           (846)
        	Current liabilities                         (136)          (207)
Net cash (used) provided by operating activities             559           (694)

INVESTING ACTIVITIES
        Repurchase of common stock                           (61)            -
        Purchase of property and equipment                   (41)            (8)
Net cash (used) by investing activities                      (102)           (8)

FINANCING ACTIVITIES
        Proceeds from the exercise of common stock options      1           127
        Proceeds from note payable                             47            -
        Proceeds from notes receivable                         25            -
        Repayment of bank line of credit                     (181)           -
        Capital lease obligations                             (13)           -
        Payments on notes payable                             (49)          (25)
Net cash provided by financing activities                    (170)          102

Net increase (decrease) in cash and cash equivalents          287          (600)

Cash and cash equivalents, beginning of fiscal year         2,434           968

Cash and cash equivalents, end of the quarter             $ 2,721      $    368




                                        PREMIS CORPORATION
                              NOTES TO CONDENSED FINANCIAL STATEMENTS
                                             UNAUDITED

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, with the exception of the balance sheet for March 31, 1997 which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-KSB Report for the year ended March 31 , 1997 and the Registration Statement on Form S-2 (SEC File No. 333-10917) which was declared effective September 26, 1996 as previously filed with the Securities and Exchange Commission.

2.        PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3.        NET INCOME (LOSS) PER SHARE

Net income (loss) per share for the three months ended June 30, 1997 and 1996 are computed using the weighted average number of common stock outstanding during the periods including common stock equivalents if dilutive.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") in February 1997. The Company is required to implement SFAS No. 128 for interim and annual periods ending after December 15, 1997. SFAS No. 128 prescribes a presentation of basic net income per share, which is calculated utilizing only weighted average common shares outstanding, and a net income per share - assuming dilution. After the effective date, all prior period earnings per share data must be restated to conform with SFAS No. 128. There is no impact expected to net income (loss) per share for the three months periods ended June 30, 1997 and June 30, 1996.

ITEM 2.               MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties, some of which are discussed below. Other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for retail software systems; the risk of push-outs of delivery dates for system orders; the risk of order cancellations; the risk of delays in introducing new software products and the market's acceptance of such products and the successful integration of the personnel, products and operations of PREMIS Systems Canada Incorporated (formerly, REF Retail Systems Corp. Incorporated)with those of PREMIS Corporation. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Registration Statement on Form S-2 (SEC File No. 333-10917) which was declared effective September 26, 1996. Readers are cautioned not to place undue reliance on those forward looking statements which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations

REVENUE. Revenues increased 8 percent to $2,076,000 over first quarter revenues of $1,914,000 in the prior fiscal year. The increase resulted from higher revenues generated from commercial and U.S. Postal Service "Store of the Future" and POS ONE system installations. In May 1997, the Company completed its final installation under the "Store of the Future" program while transitioning to POS ONE installations. Under the POS ONE contract the Company is a subcontractor to NCR Corp. The Company expects revenue generated per site under POS ONE installations to be approximately 70% less than comparable "Store of the Future" sites because the Company no longer provides the hardware. Additionally, under the POS ONE program the Company is developing point-of-sale software as a subcontractor to NCR Corp. which is expected to be installed during fiscal year 1998. POS ONE will be deployed in three phases. Phase One is expected to generate revenues of approximately $2,200,000 upon roll-out. Phases Two and Three have not been awarded by the USPS. The Company expects revenues derived from its systems sales, including OpenStore, to increase in fiscal 1998.

GROSS PROFIT. Gross profit decreased to $845,000 in the first quarter of fiscal 1998 down from $946,000 in the same period of fiscal 1997. Gross profit as a percentage of revenue decreased from 49 percent in the first quarter of fiscal 1997 to 41 percent in the same period of fiscal 1998. The lower margin resulted from a higher mix of lower margin hardware compared to software. The Company expects gross profit to increase in fiscal 1998 with increased focus on software sales and the expected roll-out of POS ONE which is anticipated in fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 81 percent to $727,000 in the first quarter of fiscal 1998 up from $402,000 in the same period of fiscal 1997. As a percentage of revenue, expenses were 35 percent for the three month period ended June 30, 1997 compared to 21 percent in the same period of the prior fiscal year. The Company expects sales and marketing expenses to increase during the remainder of fiscal 1998 with the expected general release of PREMIS OpenStore. The Company expects its first installation of PREMIS OpenStore during the second quarter of fiscal 1998 which represents a significant component of the PREMIS OpenEnterprise suite of products. With the general availability of the entire PREMIS OpenEnterprise solution, the Company expects to increase its sales and marketing expenditures during the remainder of fiscal 1998. The Company will continue to invest in infrastructure, sales and marketing activities of its products, development of market opportunities, and promotion of PREMIS Corporation's competitive position.

INTEREST AND OTHER INCOME. The difference in interest and other income between periods reflects interest earned on investments, as well as interest earned on the 5 year 12% note receivable in the amount of $651,000 related to the licensing in fiscal 1997 of ADVANTAGE, the Company's Food Brokerage Technology. Such note is due and payable in monthly installments of $14,481. The interest income is off-set by interest expense on various debt instruments, including the Company's building capital lease obligation. Other income is generated from a sub-leasing arrangement for a portion of the Company's current U.S. office facility. The sub-leasing arrangement expired on June 30, 1997.

INCOME TAX EXPENSE. The Company recognized income tax expense of $2,000 during the first quarter of fiscal 1998, compared to $212,000 in the same period of fiscal 1997. The Company believes it is more likely than not that deferred tax assets, which total $134,000 at June 30, 1997, will be realized. The computation of the deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing contracts. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by approximately $288,000 from March 31, 1997 to June 30, 1997. The increase resulted primarily from cash provided by operating activities of $559,000. The cash provided by operating activities was primarily off-set by the reduction in the bank line of credit of $181,000, payment obligations on notes payable and the repurchase of the Company's common stock. As of June 30, 1997, the Company had working capital of $3.2 million. The Company's Canadian subsidiary has a line of credit of $289,000 ($400,000 CAN) of which $65,000 was outstanding at June 30, 1997. The Company anticipates using available cash to fund growth in operations, research and development activities and investment in capital equipment.

Capital expenditures for property and equipment in the first three months of fiscal 1998 were $41,000. These expenditures primarily consisted of sales promotional equipment, computers and related equipment. The Company expects to invest another $200,000 throughout the remainder of 1997 mainly for computer equipment and upgrades and facilities.

On April 15, 1997, the Company authorized open market repurchase of its common stock at times and prices to be determined by management for a period of 90 days. The Company repurchased 28,600 shares at a cost of $61,000. As of August 1, 1997, the Company has no definitive plans to acquire additional shares.

Effective July 15, 1997, Edward W. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada Incorporated (formerly, REF Retail Systems Corp. Incorporated). Under certain circumstances, the Company may be required to pay Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial 5 year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. The Company's obligation to make such payments, if any, arise under its Employment Agreement with Mr. Anderson. No determination of the amount or timing of such payments, if any, has been made as of August 12, 1997.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.

PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

            Not Applicable.

ITEM 2.  CHANGES IN SECURITIES

            None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

            Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.  OTHER INFORMATION

Effective July 15, 1997, Edward W. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada Incorporated (formerly, REF Retail Systems Corp. Incorporated). At the time of filing of this 10QSB, Mr. Anderson is also no longer a member of the Boards of Directors of the Company or its subsidiary.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)  EXHIBITS

        None.

(B)  REPORTS ON FORM 8-K

        None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 15, 1997

        PREMIS CORPORATION
        (Registrant)



        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer


        /S/ Richard R. Peterson
        Richard R. Peterson
        Chief Financial Officer
        (Principal Financial and Accounting Officer)