Form 10QSB
period 1997-09-30
PREMIS CORP
filed 1997-11-14
CIK 724910

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    Commission file number  0-12196


                           PREMIS CORPORATION
    (Exact name of small business issuer as specified in its charter)


             Minnesota                          41-1424202
  (State or other jurisdiction of    (IRS Employer Identification No.)
   incorporation or organization)

            13220 County Road 6, Plymouth, Minnesota  55441
                (Address of principal executive office)

                             (612)550-1999
                      (Issuer's telephone number)

                             Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 4,714,177 as of October 23, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ x ]



PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PREMIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except per share data) (Unaudited)

                                 Three Months Ended    Six Months Ended
        	                        September 30,        September 30,
                                 ------------------    ----------------
                                   1997      1996        1997     1996
                                   ----      ----        ----     ----

REVENUES:
  Systems                        $1,263    $1,628       $2,845    $3,213
  Maintenance and other services    380       321          874       650
        	        	  -----    ------       ------    ------
  Total revenues                  1,643     1,949        3,719     3,863

COST OF REVENUES:
  Systems                           794       921        1,861     1,747
  Support and other                 166       143          330       285
        	        	  -----    ------       ------    ------
  Total cost of revenues            960     1,064        2,191     2,032
                                 ------    ------       ------    ------
GROSS PROFIT                        683       885        1,528     1,831

OPERATING EXPENSES:
  Selling, general and
    administrative                  694       284        1,421       615
  Research and development          449        80          833       150
                                 ------    ------       ------    ------
  Total operating expenses        1,143       364        2,254       765
                                 ------    ------       ------    ------

  Operating income(loss)           (460)      521         (726)    1,066

  Interest income, net               14         -           46         -
  Other income                        4         -           29         -
                                 ------    ------       ------    ------
INCOME (LOSS) BEFORE TAXES         (442)      521         (651)    1,066

  Income tax expense                  -       203            2       416
                                 ------    ------       ------    ------
NET INCOME (LOSS)                $ (442)   $  318       $ (653)   $  650
                                 ======    ======       ======    ======

Net income (loss) per share      $ (.09)   $  .11       $ (.14)   $  .22
                                 ======    ======       ======    ======

Shares used in per share
 calculation                      4,712     3,025        4,714     3,002
                                 ======    ======       ======    ======



                           PREMIS CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                    September 30, 1997   March 31, 1997
                                    ------------------   --------------
                                        (Unaudited)          (Audited)

ASSETS
Current assets:
  Cash and cash equivalents                 $2,774            $2,434
  Accounts receivable, net                   1,379             2,137
  Inventory                                     46               396
  Prepaid expenses and other current assets    640               883
  Deferred income taxes                        134               134
                                            ------            ------
      Total current assets                   4,973             5,984
                                            ------            ------

  Property and equipment, net                1,369             1,395
  Note receivable                              466               523
  Software distribution rights, net            124               165
                                            ------            ------

TOTAL ASSETS                                $6,932            $8,067
                                            ======            ======


LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses     $  850            $1,272
  Unearned revenue                           1,112               787
  Bank line of credit                          130               246
  Current portion of notes payable             157               174
  Current portion of capital lease
    obligation                                  59                56
                                            ------            ------
      Total current liabilities              2,308             2,535
                                            ------            ------

Long-term liabilities:
  Capital lease obligation                     825               855
  Unearned income                               62               187
  Notes payable                                115               152
                                            ------            ------
      Total long-term liabilities            1,002             1,194
                                            ------            ------

Shareholders' equity:
  Common stock                                  47                47
  Additional paid in capital                 9,644             9,703
  Accumulated Deficit                       (6,059)           (5,406)
  Foreign currency translation adjustment      (10)               (6)
                                            ------            ------

Total shareholders' equity                   3,622             4,338
                                            ------            ------

TOTAL LIABILITIES AND                       ------            ------

SHAREHOLDERS' EQUITY                        $6,932            $8,067
                                            ======            ======



                           PREMIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands) (Unaudited)

                                                      Six Months Ended
                                                        September 30,
                                                     ------------------
                                                       1997       1996
                                                       ----       ----

OPERATING ACTIVITIES
Net income                                            $(653)     $ 650
  Adjustments to reconcile net income (loss) to
    net cash (used) provided by operating activities:
       Depreciation and amortization                    166         54
  Changes in assets and liabilities:
       Current assets                                 1,354       (443)
       Current liabilities                             (222)      (374)
                                                     ------	------

Net cash provided by (used in) operating activities     645       (113)
                                                     ------     ------

INVESTING ACTIVITIES
  Repurchase of common stock                            (61)         -
  Purchase of property and equipment                    (99)       (14)
                                                     ------     ------

Net cash used in investing activities                  (160)       (14)
                                                     ------     ------

FINANCING ACTIVITIES
  Proceeds from the exercise of common stock options      2        129
  Proceeds from notes payable                            47          -
  Proceeds from notes receivable                         51          -
  Repayments (borrowings) under bank line of credit    (116)         -
  Capital lease obligations                             (27)        (2)
  Payments on notes payable                            (102)       (50)
                                                      ------    ------

Net cash (used in) provided by financing activities    (145)        77
                                                      ------    ------

Net increase (decrease) in cash and cash equivalents    340        (50)

Cash and cash equivalents, beginning of fiscal year   2,434        968
                                                     ------     ------

Cash and cash equivalents, end of the quarter        $2,774      $ 918
                                                     ======     ======



PREMIS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
UNAUDITED

1.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, with the exception of the balance sheet for March 31, 1997, which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-KSB Report for the fiscal year ended March 31, 1997, and the Registration Statement on Form S-2 (SEC File No. 333-10917) which was declared effective September 26, 1996, as previously filed with the Securities and Exchange Commission.

2.  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share for the three month and six month periods ended September 30, 1997 and 1996 are computed using the weighted average number of shares of common stock outstanding during the periods, including common stock equivalents if dilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The Company is required to implement SFAS No. 128 for interim and annual periods ending after December 15, 1997. SFAS No. 128 prescribes a presentation of basic net income per share, which is calculated utilizing only weighted average common shares outstanding, and a net income per share - assuming dilution. After the effective date, all prior period earnings per share data must be restated to conform with SFAS No. 128. There is no impact expected to net income (loss) per share for the three month and six month periods ended September 30, 1997 and September 30, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties, some of which are discussed below. Other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for retail software systems; the risk of push-outs of delivery dates for system orders; the risk of order cancellations; the risk of delays in introducing new software products and the market's acceptance of such products; and the successful integration of the personnel, products and operations of PREMIS Systems Canada Incorporated (formerly, REF Retail Systems Corp., Incorporated) with those of PREMIS Corporation. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Registration Statement on Form S-2
(SEC File No. 333-10917) which was declared effective September 26, 1996. Readers are cautioned not to place undue reliance on those forward looking statements which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

REVENUE. Revenues decreased by 16 percent to $1,643,000 for the second quarter of fiscal 1998, down from $1,949,000 in the same period of fiscal 1997. For the six months ended September 30, 1997, revenue decreased 4 percent to $3,719,000 from $3,863,000 in fiscal 1997. The decrease for the second quarter and six month period ended September 30, 1997 resulted primarily from lower revenues generated from the U.S. Postal Service "Store of the Future" contract. In May 1997, the Company completed its final installation under the "Store of the Future" program while transitioning to POS ONE installations. Under the POS ONE contract the Company is a subcontractor to NCR Corp. The Company expects revenue generated per site under POS ONE installations to be approximately 70% less than comparable "Store of the Future" sites because the Company no longer provides the hardware. Under the POS ONE program the Company is developing point-of-sale software as a subcontractor to NCR Corp. which is expected to be installed during fiscal year 1998. POS ONE will be deployed in three phases. Phase One is expected to generate revenues of approximately $2,200,000 upon roll-out. Phases Two and Three have not been awarded by the USPS. With the anticipated general availability of PREMIS OpenStore and PREMIS OpenOffice, the Company expects revenues derived from its systems sales to increase in fiscal 1998.

GROSS PROFIT. Gross profit decreased to $683,000 in the second quarter of fiscal 1998 down from $885,000 in the same period of fiscal 1997. Gross profit as a percentage of revenue decreased from 45 percent in the second quarter of fiscal 1997 to 42 percent in the second quarter of fiscal 1998. Gross profit decreased to $1,528,000 in the six month period ended September 30, 1997, down from $1,831,000 in the same period of fiscal 1997. As a percentage of revenue, gross profit was 41 and 47 percent for the six months ended September 30, 1997 and 1996, respectively. The decline in the margin as a percentage of revenue is primarily attributable to lower margin custom developed software and the continued support of previously installed custom development software systems. The Company expects gross profit as a percentage of revenue and in absolute dollars to increase in the second half of fiscal 1998 with the general availability of PREMIS OpenStore and PREMIS OpenOffice. Additionally, the expected roll-out of USPS POS ONE software will favorably impact gross profit.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 144 percent to $694,000 in the second quarter of fiscal 1998, up from $284,000 in the same period of fiscal 1997. Selling, general and administrative expenses increased by 131 percent for the six month period ended September 30, 1997 to $1,421,000, up from $615,000 in the same period of fiscal 1997. As a percentage of revenue, expenses were 42 and 38 percent for the three month and six month period ended September 30, 1997, compared to 15 and 16 percent in the same period of the prior fiscal year. The Company expects its first roll-out of PREMIS OpenStore during the second half of fiscal 1998, which represents a significant component of the PREMIS OpenEnterprise suite of products. With the general availability of PREMIS OpenStore and PREMIS OpenOffice, the Company expects to increase its sales and marketing expenditures during the remainder of fiscal 1998. The Company will continue to invest in infrastructure, sales and marketing activities of its products, development of market opportunities, and promotion of PREMIS Corporation's competitive position.

RESEARCH AND DEVELOPMENT. Research and development expense for the second quarter and six month period ended September 30, 1997 was $449,000 and $833,000, respectively. This compares to $80,000 and $150,000 for the three month and six month periods ended
September 30, 1996. The increased research and development expenditures are related to the PREMIS OpenEnterprise suite of products which include PREMIS OpenStore, PREMIS OpenOffice and PREMIS OpenNet. Research and development expenditures for the remainder of the current fiscal year are expected to continue at the same levels incurred for the first six months of fiscal 1998.

INTEREST AND OTHER INCOME. The difference in interest and other income between periods reflects interest earned on investments, as well as interest earned on the 5 year 12% note receivable in the original amount of $651,000 related to the licensing in fiscal 1997 of ADVANTAGE, the Company's Food Brokerage Technology. Such note is due and payable in monthly installments of $14,481. The interest income is off-set by interest expense on various debt instruments, including the Company's building capital lease obligation. Other income was generated from a sub-leasing arrangement for a portion of the Company's current U.S. office facility. The sub-leasing arrangement expired on June 30, 1997.

INCOME TAX EXPENSE. The Company recognized no income tax expense during the second quarter of fiscal 1998, compared to $203,000 in the same period of fiscal 1997. However, the Company believes it is more likely than not that deferred tax assets, which total $134,000 at September 30, 1997, will be realized. The computation of the deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing contracts. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by approximately $340,000 from March 31, 1997 to September 30, 1997. The increase resulted primarily from cash provided by operating activities of $645,000. The cash provided by operating activities was primarily off-set by the reduction in the bank line of credit of $116,000, payment obligations on notes payable and the repurchase of the Company's common stock. As of September 30, 1997, the Company had working capital of $2.8 million. The Company's Canadian subsidiary has a line of credit of $289,000 ($400,000 CAN) of which $130,000 was outstanding at September 30, 1997. The Company anticipates using available cash to fund growth in operations, research and development activities and investment in capital equipment.

Capital expenditures for property and equipment in the first six months of fiscal 1998 were $99,000. These expenditures primarily consisted of sales promotional equipment, computers and related equipment. The Company expects to invest another $150,000 throughout the remainder of 1997 mainly for computer equipment and upgrades and facilities.

On April 15, 1997, the Company authorized open market repurchase of its common stock at times and prices to be determined by management for a period of 90 days. The Company repurchased 28,600 shares at a cost of $61,000. As of November 11, 1997, the Company has no definitive plans to acquire additional shares.

Effective July 15, 1997, Edward W. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada, Incorporated (formerly, REF Retail Systems Corp., Incorporated). Under certain circumstances, the Company may be required to pay
Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial 5 year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. The Company's obligation to make such payments, if any, arise under its Employment Agreement with Mr. Anderson. No determination of the amount or timing of such payments, if any, has been made as of November 11, 1997. See Part 2,
Item 1 herein for information on legal proceedings against Mr. Anderson.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.



PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

The Company has commenced legal proceedings against Edward W. Anderson and Robert E. Ferguson, the former owners of REF Retail Systems Corp., Incorporated ("REF"), which the Company acquired on October 1, 1996. Effective July 15, 1997, Mr. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada (formerly REF). Mr. Ferguson resigned as an officer, director and employee of REF on October 1, 1996. The legal proceeding against Mr. Anderson was filed in the United States District Court, District of Minnesota, Fourth Division on September 16, 1997 (Case No.
97-2087 MJD/AJB). The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). In both proceedings, the Company is seeking damages in an unspecified amount related to alleged breeches of the agreement for the purchase of REF, and related matters. Additionally, the Anderson claim seeks to annul and declare void an employment agreement with Mr. Anderson dated October 1, 1996. Under the employment agreement with Mr. Anderson the Company would be required to pay Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial five year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. Mr. Anderson was also granted 650,000 common stock options under the terms of the employment agreement. As of October 31, 1997, both Anderson and Ferguson have filed answers and Anderson has filed a counterclaim alleging breach of the employment agreement by the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on August 6, 1997. At such meeting, the stockholders approved (i) the election of all four director nominees named in the Company's proxy statement (F. T. Biermeier For 3,684,639 - Abstain 14,625; Mary Ann Calhoun For 3,684,639 - Abstain 14,625; Gerald F. Schmidt For
3,684,639 - Abstain 14,625; and S. Albert D. Hanser For 3,684,639 -
Abstain 14,625); (ii) the appointment of Price Waterhouse LLP, as independent auditors for the Company was ratified (3,687,689 votes for, 5,075 votes against, 6,500 abstentions and zero broker non-votes). For further information respecting all such matters, reference is made to the Company's proxy statement dated July 16, 1997.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)  EXHIBITS

     None.

(B)  REPORTS ON FORM 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 1997

        PREMIS CORPORATION
        (Registrant)



        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer


        /S/ Richard R. Peterson
        Richard R. Peterson
        Chief Financial Officer
        (Principal Financial and Accounting Officer)