Form 10QSB
period 1997-12-31
PREMIS CORP
filed 1998-02-17
CIK 724910

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the quarterly period ended  December 31, 1997

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 4,714,177 as of December 31, 1997.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ X ]


PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             PREMIS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data) (Unaudited)

                                  Three Months Ended   Nine Months Ended
                                     December 31,        December 31,
                                  ------------------   -----------------
                                    1997      1996      1997      1996
                                    ----      ----      ----      ----

REVENUES:
  Systems                        $   791   $ 2,490    $ 3,640  $ 5,702
  Maintenance and other services     413       522      1,283    1,173
                                   -----     -----      -----    -----

  Total revenues        	   1,204     3,012      4,923    6,875

COST OF REVENUES:
  Systems                            540     1,392      2,400    3,289
  Support and other                  168        59        498      194
                                   -----     -----      -----    -----
Total cost of revenues               708     1,451      2,898    3,483
                                   -----     -----      -----    -----

GROSS PROFIT                         496     1,561      2,025    3,392

OPERATING EXPENSES:
  Selling, general and
    administrative                   796       823      2,217    1,588
  Research and development           521       335      1,355      335
  Purchased research and
    development                        -     6,510          -    6,510
                                   -----     -----      -----    -----
Total operating expenses           1,317     7,668      3,572    8,433
                                   -----     -----      -----    -----

Operating loss                      (821)   (6,107)    (1,547)  (5,041)

Interest income, net                  13        25         58       25
Other income                           -        19         29       19
                                   -----     -----      -----    -----

LOSS BEFORE TAXES                   (808)    6,063)    (1,460)  (4,997)

Income tax expense                     -       104          2      520
                                   -----     -----      -----    -----

NET LOSS                         $  (808)  $(6,167)   $(1,462) $(5,517)
                                   =====     =====      =====    =====

Net loss per common share        $  (.17)  $ (1.31)   $  (.31) $ (1.65)
                                   =====     =====      =====    =====

Shares used in per share
  calculation                      4,714     4,707      4,714    3,350
                                   =====     =====      =====    =====



                          PREMIS CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                            (in thousands)

                                    December 31, 1997   March 31, 1997
                                    -----------------   --------------
                                       (Unaudited)         (Audited)

ASSETS
Current assets:
  Cash and cash equivalents             $ 2,140          $ 2,434
  Accounts receivable, net                  830            2,137
  Inventory                                  64              396
  Prepaid expenses and other
    current assets                          636              883
  Deferred income taxes                     134              134
                                          -----            -----
Total current assets                      3,804            5,984
                                          -----            -----
  Property and equipment, net             1,368            1,395
  Note receivable                           446              523
  Software distribution rights, net         103              165
                                          -----            -----

TOTAL ASSETS                            $ 5,721          $ 8,067
                                          =====            =====
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses $   805          $ 1,272
  Unearned revenue                          941              787
  Bank line of credit                        50              246
  Current portion of notes payable          122              174
  Current portion of capital lease
    obligation                               61               56
                                          -----            -----
Total current liabilities                 1,979            2,535
                                          -----            -----
Long-term liabilities:
  Capital lease obligation                  809              855
  Unearned income                            21              187
  Notes payable                              97              152
                                          -----            -----
Total long-term liabilities                 927            1,194
                                          -----            -----
Shareholders' equity:
  Common stock                               47               47
  Additional paid in capital              9,644            9,703
  Accumulated Deficit                    (6,868)          (5,406)
  Foreign currency translation adjustment    (8)              (6)
                                          -----            -----
Total shareholders' equity                2,815            4,338
                                          -----            -----
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                    $ 5,721          $ 8,067
                                          =====            =====



                             PREMIS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands) (Unaudited)


                                                      Nine Months Ended
        	                                             December 31,
                                                      -----------------
                                                       1997       1996
                                                       ----       ----
OPERATING ACTIVITIES
Net loss                                            $ (1,462)  $ (5,517)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization                      254        168
      Purchased research and development                          6,510
  Changes in assets and liabilities,
    net of effect from acquisition:
      Current assets                                   1,892     (1,692)
      Current liabilities                               (479)       350
                                                       -----      -----
Net cash provided by (used in) operating activities      205       (181)
                                                       -----      -----
INVESTING ACTIVITIES
  Repurchase of common stock                             (61)         -
  Purchase of property and equipment                    (164)      (155)
  Cash paid in purchase of REF Retail Systems              -     (6,572)
  Cash acquired in purchase of REF Retail Systems          -        174
                                                       -----      -----
Net cash used in investing activities                   (225)    (6,553)
                                                       -----      -----
FINANCING ACTIVITIES
  Proceeds from common stock offering                      -      8,730
  Proceeds from the exercise of common stock options       2        136
  Proceeds from issuance notes payable                    47          -
  Proceeds from notes receivable                          68          -
  Repayments (borrowings) under bank line of credit     (195)         -
  Capital lease obligations                              (41)       (26)
  Payments on notes payable                             (155)      (219)
                                                       -----      -----
Net cash (used in) provided by financing activities     (274)     8,621
                                                       -----      -----

Net increase (decrease) in cash and cash equivalents    (294)     1,887

Cash and cash equivalents, beginning of fiscal year    2,434        968
                                                       -----      -----

Cash and cash equivalents, end of the quarter       $  2,140   $  2,855
                                                       =====      =====





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

3.  NET INCOME (LOSS) PER SHARE

Net loss per share for the three month and nine month periods ended December 31, 1997 and 1996 are computed using the weighted average number of shares of common stock outstanding during the periods, excluding common stock equivalents.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties, some of which are discussed below. Other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for retail software systems; the risk of postponement of delivery dates for system orders; the risk of order cancellations; the risk of delays in introducing new software products and the market's acceptance of such products; and the successful integration of the personnel, products and operations of PREMIS Systems Canada Incorporated (formerly, REF Retail Systems Corp. Incorporated) with those of PREMIS Corporation. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Registration Statement on Form S-2 (SEC File No. 333-10917) which was declared effective September 26, 1996. Readers are cautioned not to place undue reliance on those forward-looking statements which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

REVENUE. The Company's revenues are divided into two categories: systems revenues and maintenance and other services revenues. Systems revenues are comprised principally of software license, hardware, long-term system development contracts and U.S. Postal Service site installation revenues. Maintenance and other services revenues are comprised principally of system maintenance contracts. The Company records revenues from software licenses, hardware and site installations upon the completion of services and customer acceptance. Revenues under long-term system development contracts are recognized over the period the Company satisfies its obligation using the percentage-of-completion method of accounting. Progress on the contracts is measured by the percentage of cost incurred to date to the total estimated cost of each contract. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve months.

Total revenues decreased by 60 percent to $1,204,000 for the third quarter of fiscal 1998, down from $3,012,000 in the same period of fiscal 1997. For the nine months ended December 31, 1997, revenue decreased 28 percent to $4,923,000 from $6,875,000 in fiscal 1997. Total revenues for the three month and nine month periods ending December 31, 1997 were generated primarily from long-term system development contracts, maintenance contracts and U.S. Postal Service site installations. As anticipated, these revenue sources continue to decline during the transition from providing custom system development solutions to the OpenEnterprise suite of products. The decrease for the third quarter and nine month period ended December 31, 1997 was further impacted by lower revenues generated from the U.S. Postal Service "Store of the Future" contract. In May 1997, the Company completed its final installation as a prime contractor under the "Store of the Future" program. Since May 1997, the Company has transitioned to a subcontractor role under POS ONE funding. Under the POS ONE contract, the Company as a subcontractor to NCR Corp. no longer provides the hardware for U.S. Postal site installations. As a result, the revenue generated per site under POS ONE installations is approximately 70% less than comparable "Store of the Future" sites. Additionally, under the POS ONE program, the Company is developing point-of-sale software as a subcontractor to NCR Corp. POS ONE will be deployed in three phases. Phase One is expected to generate revenues of approximately $2,200,000 upon roll-out, which is expected to commence during the first quarter of fiscal 1999. Phases Two and Three have not been awarded by the USPS. With the general availability of PREMIS OpenEnterprise announced in January 1998, the Company expects revenues derived from its systems sales to increase beginning in fiscal 1999. The Company expects its first customer implementation of PREMIS OpenEnterprise to commence before the end of fiscal 1998.

The Company derives a substantial amount of its revenues from a small number of customers. Accordingly, the timing of product deliverables and amount of services performed for these customers may cause the Company's systems revenues to fluctuate. The Company expects continued volatility in systems revenues throughout the remainder of fiscal 1998 and into fiscal 1999.

GROSS PROFIT. Gross profit decreased to $496,000 in the third quarter of fiscal 1998, down from $1,561,000 in the same period of fiscal 1997. Gross profit as a percentage of revenue decreased from 52 percent in the third quarter of fiscal 1997 to 41 percent in the third quarter of fiscal 1998. Gross profit decreased to $2,025,000 in the nine month period ended December 31, 1997, down from $3,392,000 in the same period of fiscal 1997. As a percentage of revenue, gross profit was 41 and 49 percent for the nine months ended December 31, 1997 and 1996, respectively. The decline in the margin as a percentage of revenue is primarily attributable to lower margin custom system development contracts and the continued support of previously installed custom development software systems. The Company expects gross profit to fluctuate based on the level and composition of systems revenues. Additionally, the expected roll-out of U.S. Postal Service POS ONE software will favorably impact gross profit.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 3 percent to $796,000 in the third quarter of fiscal 1998, down from $823,000 in the same period of fiscal 1997. Selling, general and administrative expenses increased by 40 percent for the nine month period ended December 31, 1997, to $2,217,000, up from $1,588,000 in the same period of fiscal 1997. As a percentage of revenue, expenses were 66 and 45 percent for the three month and nine month period ended December 31, 1997, compared to 27 and 23 percent in the same period of the prior fiscal year. With the general availability of PREMIS OpenEnterprise, the Company expects to increase its sales and marketing expenditures during the remainder of fiscal 1998 and into fiscal 1999. The Company will continue to invest in infrastructure, sales and marketing activities of its products, development of market opportunities, and promotion of PREMIS Corporation's competitive position.

RESEARCH AND DEVELOPMENT. Research and development expense for the third quarter and nine month period ended December 31, 1997 was $521,000 and $1,355,000, respectively. This compares to $335,000 for both the three month and nine month periods ended December 31, 1996. The increased research and development expenditures are related to the PREMIS OpenEnterprise suite of products which include PREMIS OpenStore, PREMIS OpenOffice and PREMIS OpenNet. Research and development expenditures for the fourth quarter of fiscal 1998 are expected to continue at approximately the same levels incurred for the third quarter of fiscal 1998.

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

INCOME TAX EXPENSE. The Company recognized no income tax expense during the third quarter of fiscal 1998, compared to $104,000 in the same period of fiscal 1997. However, the Company believes it is more likely than not that deferred tax assets, which total $134,000 at December 31, 1997, will be realized. The computation of the deferred tax assets and valuation allowance are based in part on taxable income expected to be earned on existing contracts. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income are reduced.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by approximately $294,000 from March 31, 1997 to December 31, 1997. The decrease resulted primarily from the use of cash to purchase capital equipment, repayment of notes payable and reduction in the bank line of credit. The decrease in cash was partially off-set by cash provided by operations. Cash provided by operations resulted primarily from the reduction in accounts receivables. As of December 31, 1997, the Company had working capital of $1.8 million. The Company's Canadian subsidiary has a line of credit of $289,000 ($400,000 CAN) bearing interest at the Canadian prime rate plus 1%. The line of credit is uncommitted and payable upon demand. Borrowings are limited to 75% of eligible accounts receivable, as defined. The amount outstanding at December 31, 1997 was $50,000. The line of credit is collateralized by substantially all the assets of PREMIS Systems Canada Incorporated. The Company anticipates using available cash to fund growth in operations, research and development activities and investments in capital equipment.

Capital expenditures for property and equipment in the first nine months of fiscal 1998 were $164,000. These expenditures primarily consisted of sales promotional equipment, computers and related equipment. The Company expects to invest another $75,000 throughout the remainder of fiscal 1998 mainly for computer equipment and upgrades and facilities.

On April 15, 1997, the Company authorized open market repurchase of its common stock at times and prices to be determined by management for a period of 90 days. The Company repurchased 28,600 shares at a cost of $61,000. As of February 13, 1998, the Company has no definitive plans to acquire additional shares.

Effective July 15, 1997, Edward W. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada Incorporated (formerly, REF Retail Systems Corp. Incorporated). Under certain circumstances, the Company may be required to pay
Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial 5 year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. The Company's obligation to make such payments, if any, arise under its Employment Agreement with Mr. Anderson. No determination of the amount or timing of such payments, if any, has been made as of February 13, 1998. See Part 2, Item 1 herein for information on legal proceedings against Mr. Anderson.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.

PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

The Company has commenced legal proceedings against Edward W. Anderson and Robert E. Ferguson, the former owners of REF Retail Systems Corp. Incorporated ("REF") which the Company acquired on October 1, 1996. Effective July 15, 1997, Mr. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada Incorporated (formerly, REF). Mr. Ferguson resigned as an officer, director and employee of REF on October 1, 1996. The legal proceeding against Mr. Anderson was filed in the United States District Court, District of Minnesota, Fourth Division on September 16, 1997 (Case No. 97-2087 MJD/AJB). The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). In both proceedings, the Company is seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. Additionally, the Anderson claim seeks to annul and declare void an employment agreement with Mr. Anderson dated October 1, 1996. Under the employment agreement with Mr. Anderson, the Company would be required to pay Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial five year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. Mr. Anderson was also granted 650,000 common stock options under the terms of the employment agreement. As of February 1, 1998, both Anderson and Ferguson have filed answers, and Anderson has filed a counterclaim alleging breach of the employment agreement by the Company.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

Effective August 22, 1997, the NASDAQ Stock Market received approval from the Securities and Exchange Commission to implement changes to its initial and continued listing requirements. The new listing requirements will become effective on February 23, 1998. On
December 2, 1997, the Company received notice from the NASDAQ Stock Market indicating possible non-compliance with these new requirements. Under the new continued listing requirements the Company does not meet the net tangible assets requisite of $4 million, as defined. The Company's net tangible assets were approximately $2.8 million at December 31, 1997. The Company is evaluating its options and will be providing the NASDAQ Stock Market a detailed plan of compliance. However, there can be no assurance that any such plan provided to the NASDAQ Stock Market would be approved. In the event the Company does not meet the new continued listing requirements and a plan for compliance is not accepted, the Company will be delisted from the National Market System. If the Company is delisted it will still meet the continued listing requirements for the NASDAQ Small Cap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)  EXHIBITS

     None.

(B)  REPORTS ON FORM 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 13, 1998

        PREMIS CORPORATION
        (Registrant)



        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer


        /S/ Richard R. Peterson
        Richard R. Peterson
        Chief Financial Officer
        (Principal Financial and Accounting Officer)