Form 10KSB
period 1998-03-31
PREMIS CORP
filed 1998-07-01
CIK 724910

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-KSB

(Mark One)

[ * ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the fiscal year ended March 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes [ * ] No [   ]


Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this
Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year.  $5,945,378

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 18, 1998 was $4,597,776, based on the closing sale price for the Company's Common Stock on that date as reported on the Nasdaq National Market. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual shareholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the Registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of
Stockholders to be held August 5, 1998 for the year ended
March 31, 1998, a definitive copy of which the Registrant anticipates will be filed on or about July 9, 1998, are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ * ]

PART 1

ITEM 1.  Description of Business.

PREMIS Corporation (the "Company" or "PREMIS") develops, markets and supports enterprise-wide retail automation systems to meet the information needs of multi-store specialty and general merchandise retailing chains. The Company's systems provide retailers with a variety of integrated functions and benefits such as:

* point of sale data collection

* "real time" sales analysis reporting by store, product, customer or salesperson

* enterprise inventory tracking

* improved customer loyalty

* merchandise management

* gross margin improvement

* increased inventory productivity

* improved loss prevention

* store to head office communications

* electronic data interface for online ordering from and customers

* on-line communication connections between stores and main corporate office

The Company has developed leading-edge, industry-specific software systems to collect business information, analyze the collected data and provide timely and meaningful reports to individuals within an organization. During this fiscal year, PREMIS has continued to improve the functionality of its standard suite of software products - "PREMIS OpenEnterprise" - and has begun to evolve from a provider of single application specialty software into a vendor of enterprise-wide information management systems for the retail industry.

PREMIS OpenEnterprise retail software combines an easy-to-use POS transaction processing interface with sophisticated data analysis and information reporting capabilities at the head office. The graphical user interface significantly reduces the cost of training cashier personnel and shortens the time required to process a sale. This software is designed to accelerate information access and provide a wide variety of management reports on a "real time" basis to various levels of an organization. The sophisticated data acquisition and processing features of the products positions the Company's systems to satisfy the needs of the entire retail market.

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

In response, firms like PREMIS have expanded the functionality of their software products to integrate a wide variety of independent tasks within a particular business. These software systems allow data from one business function to be available to any other function, thereby creating an enterprise-wide information management system. Company-wide portability provides critical information to a wide variety of personnel within an organization to more effectively and efficiently manage day-to-day activities, as well as long-term strategic objectives. However, a recent site survey conducted by PREMIS Associates of over 200 specialty retailers at the Mall of America in Minneapolis, MN found that only one of these 200 specialty retailers had implemented a graphical point of service system such as PREMIS OpenStore. This informal survey reinforces the Company's belief that the market opportunity exists for its graphical, Windows-based point of sale applications, which are ideally suited to replace these aging DOS and UNIX based solutions.

MULTI-STORE SPECIALTY AND GENERAL MERCHANDISE RETAIL MARKET

This market is comprised of approximately 14,000 chain headquarters controlling roughly 250,000 stores. This market includes apparel and accessory stores, gift and novelty stores, sporting goods stores and department stores. Although the number of specialty retail stores has not shown consistent growth, there are always individual store chains which are expanding and new chains which are emerging. PREMIS has found that as retail chains expand, even those that historically developed their own information management systems migrate toward outside vendors because they lack technical expertise necessary to support rapidly evolving and changing information management technologies. Although retailers historically have computerized POS data, many have not integrated their POS software with their "back office" store systems or headquarters systems. This lack of integration of the back office and headquarters systems has prevented effective interfacing between POS and management data. Specialty and general merchandise retailers are increasingly seeking the full integration of these individual store and headquarters management functions to maximize the availability of data on an enterprise-wide basis. Management believes that the Company's products are marketable to any size multi-store specialty retail chain.

STRATEGY

The Company's long-term objective is to achieve and maintain a leadership position as a provider of enterprise-wide retail automation systems. The Company's business strategy for attainment of its objective is to:

* provide innovative leading edge systems

* expand marketing and sales efforts through a variety of distribution channels to penetrate its selected markets to capitalize on first to market product advantages

* pursue strategic relationships with other firms having complementary products and service capabilities

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

PURSUE STRATEGIC PARTNERSHIPS. The Company intends to explore and evaluate opportunities for acquisition or partnering with complementary products and services as opportunities present themselves.

COMPANY OFFERINGS

* MULTIPLE MARKET SOLUTIONS. The Company offers a complete end-to-end management information solution to multi-store specialty retailers in both hardgoods and softgoods markets.

* FULL RANGE OF PRODUCTS. The products and services provided by the Company offer a complete integrated enterprise-wide management solution, from POS to back room to head office, for the multi-store specialty retailer.

* INTERNATIONAL APPLICATIONS. The graphical user interface and features of the Company's products and Windows NT(tm) accommodate multiple languages and currencies.

* HIGH-END SALES. The Company's expanded product line is targeted to large customers whose needs support products priced at the high end of the range.

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

The Company's systems consist of standardized and optional applications software offered to its target market. These software products are often combined with computer hardware purchased by the Company from various suppliers providing equipment for Windows NT(tm) operating systems. The Company's current principal product is PREMIS OpenEnterprise. The Company also provides extensive project management, consulting, education, end-user training and on-site support to help manage the implementation process for new customers, as well as help desk services for existing customers.

PREMIS OpenEnterprise

PREMIS OpenEnterprise and its related components provide a complete enterprise-wide automation solution for all specialty and general merchandise retail chains, including softgoods retailers, and eliminates the need to purchase and integrate software components from a number of different vendors. The PREMIS OpenEnterprise system features SQL/ODBC (a formatted, standardized method for accessing information) relational databases and a Windows graphical user interface ("GUI") running in a true 32-bit Windows NT(tm) operating system environment. All PREMIS OpenEnterprise products have been designed as client/server solutions using the processing power of a main server and a PC workstation client.

PREMIS OpenEnterprise includes:

* PREMIS OpenOffice, which automates head office functions and provides easy access to mission critical information for the entire retail organization;

* PREMIS OpenStore, which automates the entire POS function consistent with the "open system" concept; and

* PREMIS OpenNet, which provides real-time on-line communications as well as periodic summary between headquarters and individual stores by extending the head office LAN to the POS workstation in individual stores.

Each of the system's component parts may operate independently or in conjunction with other components.

PREMIS OpenOffice

PREMIS OpenOffice is an integrated, client/server retail management system. It has been optimized by using an open architecture which brings the power of Windows NT into the head office. PREMIS OpenOffice was developed to be easy to use, flexible and powerful. Designed completely from object oriented tools, this product offers a state of the art design to take an organization well into the next millennium. PREMIS OpenOffice operates on a Microsoft SQL Server. PREMIS OpenOffice can be ported to any open relational database, such as Oracle(tm) or Informix(tm), built for client/server architecture using an industry standard SQL.

The primary components of PREMIS OpenOffice are modular in design to provide maximum benefits with a minimum investment in computing hardware. The user has the option of designing a solution with modules they choose. Additional software may be added at any time with no disruption to the existing system. The Base System is the core of the PREMIS OpenOffice retail management system and is required for all other applications and modules. The Base System is comprised of various structures that enable users to create organizational, merchandise and time hierarchies of data that are meaningful to the user.

The Base System structures are designed for ease of use and maximum flexibility. The user may, at any time, change, add or delete levels within structures and may move data within either structure with a simple click of a mouse and "drag and drop" to the new or changed level. All existing data is reassigned and all summary tables are re-summarized automatically. For example, if some stores in one region are realigned to another region, the click of a mouse can immediately move the data to the new region structure, without additional programming or loss of data. PREMIS OpenOffice is currently available for sale. In addition, the Company is continuing to enhance its OpenOffice product with scheduled version releases. For example, an upcoming OpenOffice release will contain enhancements in support of and related to auto replenishment. This version is scheduled for release by the end of calendar year 1998. OpenOffice is currently operating at Tie Rack (Canada) and has been ordered by Cotton Ginny Limited and L.A. Weight Loss Centers Inc., the latter two having ordered the entire OpenEnterprise solution.

The specific components available with PREMIS OpenOffice include:

Base System:
* Structure Management
* Maintenance
* System Management

Optional Applications:
* Audit Management
* Funds Management
* Merchandise Management
* Price Management
* Sales Analysis
* Client Management

PREMIS OpenStore

PREMIS OpenStore is an advanced POS software system which automates the entire POS function consistent with the "open system" concept. PREMIS OpenStore can operate on a wide variety of POS hardware and PC's combined with cash drawers and can be easily integrated with other PC-based office systems. Particular attention has been given to the GUI, which can be combined with keyboard entry, touch screen, mouse or the NCR Dynakey cash register terminal display. Data tables that are maintained in PREMIS OpenStore have companion tables that are maintained in PREMIS OpenOffice and vice versa, resulting in quick, seamless transmission of data.

PREMIS OpenStore is able to:

* manage multiple sales transactions types

* monitor extensive Item/SKU level price management, including special promotions

* support multiple currencies and languages

* support local, county, special, national and other taxation

* manage multiple tender types, such as cash, check, debit cards, credit cards, etc.

* configure cash drawer compulsion by tender type and control

* enter data by manual keystroke, scanning or special search screens

* monitor balancing and floating counts for cash paid in, paid out and petty cash

* generate reports by department sales, associate sales, tender totals, returns/exchanges, voids, store productivity, sales discounts, store summary, layaway status and aging reports

* compile extensive store summary reporting, including sales and gross profit generated, net sales by sales type and layaway sales

* create "customer profiling" for tracking customer demographics, preferences and purchase history

* manage inventory at the store level

PREMIS OpenNet

PREMIS OpenNet provides a means of communication between a retailer's headquarters and its individual stores through a variety of different communication standards and protocols. While competitive software modules typically offer either real-time on-line communications or nightly polling of store systems by the host, PREMIS OpenNet provides communications between stores, districts, regions or headquarters can be as frequent or as selective as desired. Updates can go to the central, regional or district hosts independently or simultaneously. Transactions can be instantaneous or summarized and periodic, depending on the communications network. Public networks such as the Internet can be used as well as private networks or dialup polling. This flexibility recognizes the need for faster headquarters information on product marketing, sales force utilization, shopping patterns and other marketing and product information and prepares the system to meet all of the possible communications demands of the modern retailer. Development initiatives for Internet commerce as part of OpenNet include an application called Virtual Merchant. This application will be designed during calendar 1998 and 1999 or as market demand dictates.

PREMIS OpenNet features:

* a file-based merchandise locator server

* standard E-mail messaging enhancements

* multiple service providers for electronic funds transfer

* PREMIS OpenNet network traffic and monitor extension

* industry standard Windows NT(tm) client interfaced to PREMIS
  OpenNet

* Sybase Adaptive Server integration for access to enterprise data

* system-wide alert messaging and logging facilities

FULFILLMENT AND HELP DESK SERVICES

The Company provides extensive project management, education, end-user training and on-site support to help manage the implementation process for new customers. In general, customers view these services as important discriminating factors in a purchase decision.

Fulfillment services are conducted from the Company's headquarters in Minneapolis, Minnesota and from the Canadian Subsidiary offices located in Toronto, Canada. The fulfillment services organization:

* assists sales representatives and programming staff with retail industry expertise to better address customers' industry-specific needs

* manages the business relationship between the Company and the customer

* designs custom programming specifications

* develops installation plans to achieve customer schedules

* provides education and training for customer staff

* provides physical product installation and setup

* provides regular status reporting and transition to Help Desk for support on an on-going basis

Fulfillment services will become an increasingly important source of revenue as the Company's installed base of customers grows. Currently, approximately 25% of the initial software purchase price charged to the Company's customers is dedicated to installation and custom modifications, if required. In addition, the Company charges an annual fee equivalent to 15% of the initial software purchase price for maintenance and software support services.

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

MARKETING AND SALES

The Company believes that a comprehensive understanding of the business issues which are prevalent in a customer's particular market is a key component to successful marketing. To this end, PREMIS has compiled an industry-specific database, which is continually updated by the sales staff and fulfillment services staff based on changing market conditions. This database also contributes to educating personnel in the marketing department and in research and development to ensure that customer issues, features and requirements are addressed and incorporated in future product releases. In addition, the Company seeks to provide comprehensive uninterrupted service by utilizing a designated team of PREMIS associates for each customer throughout the customer's relationship with the Company. This team consists of personnel from sales and marketing, systems integration, and support and maintenance. The Company intends to serve the ongoing needs of smaller multi-store retailers through distributor relationships.

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

The Company estimates that hardware components comprise approximately 50% to 60% of the cost of a management information system. The Company often sells its software systems together with hardware components, which are purchased by the Company from a variety of equipment vendors. In certain markets, the Company also sells its software directly to equipment vendors for resale by the vendors to their end-user customers. The Company has developed strategic alliances with key hardware vendors of open systems, including NCR which is the primary vendor in this market. To date, PREMIS and NCR have cooperated in a strategic alliance partner program which provides customers with turn-key solutions including NCR hardware and maintenance services and PREMIS software. However, since PREMIS is also an NCR remarketer, it can provide hardware as well. The Company is working to expand its hardware offerings and may enter into reseller relationships with other hardware suppliers. In addition, PREMIS OpenEnterprise products may be marketed with certain Microsoft products. This has resulted in marketing seminars and advertisements presented jointly by the Company and Microsoft.

CUSTOMERS

The following list is a sample of current retail customers that are representative of the types of businesses served by the Company, each of whom has purchased products or services from PREMIS during the last fiscal year.

* U.S. Postal Service
* Cotton Ginny Ltd.
* Gymboree
* NEXCOM (U.S. Navy Exchange Commissaries)
* Lerner New York

COMPETITION

The Company competes directly with other information systems software vendors and system integrators that market similar software. The
Company competes indirectly with certain hardware vendors that offer their own proprietary management information system software.

Competition in the Company's markets is based principally upon functionality, quality of service and support, type of hardware (i.e., the compatibility and availability of desired hardware and software components and the ease of integration with the customer's existing system) and price. The Company believes that its current and anticipated levels of product functionality, service and support are generally perceived as comparable or superior to those of its competitors. Although the Company's products may be priced higher than other products marketed for the same purpose, the Company believes that the Company is able to justify its higher prices to customers based on the premium value provided by its advanced technological design, its integration capability, "complete solution" functionality, comprehensive support and maintenance services, and in-depth knowledge of its customers' industry requirements.

In the Company's view, its strongest competitors in the specialty retail distribution market are those that have the ability to design, develop and install enterprise-wide retail automation systems. In general, these competitors are highly knowledgeable about the specialty retailer's business and about the capabilities of their own products. PREMIS believes that its primary direct competitors in the specialty retail market are STS Systems, Inc., Datavantage, CRS Business Computers, Inc., JDA Software, Inc., as well as other smaller vendors. The Company also has several indirect competitors in hardware vendors such as IBM, ICL Retail Systems (a division of Fujitsu America Inc.) and NCR, that offer, along with their hardware, software systems that compete with the Company's software products.

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

The Company's products utilize client/server architecture and relational databases. The Company utilizes several relational database technologies, such as Microsoft(tm) and Sybase(tm), for its software to reduce the information processing time required to sort data and to allow multiple users to simultaneously access the same information. While relational database products have been available since the early 1980s, they were not considered practical for enterprise-wide applications until the widespread implementation of enterprise servers in the early 1990s. In a client/server environment, a relational database can be addressed by the server, which then sends and receives data over a local area network to simultaneous multiple users (i.e., clients). As server processor technology speeds have increased and the cost of servers has decreased, the market for network systems and products has expanded. A business comprising many separate locations, such as a retail chain, presents a natural application of client/server and relational database technologies. The Company's management believes that client/server architecture will be the dominant networking technology for the foreseeable future and that the Company is uniquely positioned to capitalize on this trend.

The Company believes that it must continue to enhance its current products and develop new software and technologies to quickly respond to market opportunities. The Company is focusing its product development efforts on enhancing the breadth and depth of its current products while developing key new add-on features.

PROPRIETARY RIGHTS

PREMIS does not own any patents or any registered copyrights or trademarks; PREMIS claims trademark protection of the names and marks "PREMIS OpenEnterprise", "PREMIS OpenOffice", "PREMIS OpenNet", "PREMIS OpenStore", but does not consider such marks to be material to its operations.

PREMIS primarily relies on a combination of trade secret laws and confidentiality agreements to protect its proprietary technology.

Although PREMIS no longer markets the IRIS product line to new customers, IRIS could be marketed by PREMIS pursuant to the terms of a software license and distribution agreement (the "IRIS License") dated April 15, 1994, with Commercial Systems Corporation, pursuant to which the Company is granted an exclusive worldwide right to license and sublicense and to develop, copy, distribute, remarket and maintain IRIS for a term ending March 31, 1999. All derivative upgrades, enhancements, new releases, new versions and other improvements made by PREMIS, and all copyrights, trademark rights, trade secret rights and patent rights, as well as all marketing and all other materials developed by PREMIS with respect to IRIS, are the sole and exclusive property of PREMIS.

EMPLOYEES

At June 5, 1998, the Company employed 56 employees (48 full-time employees and 8 contract employees). No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees are covered by agreements containing confidentiality provisions. The Company believes it maintains good relations with its employees. In April 1998, the Company reduced the number of staff at its Minneapolis office from 28 to 19 to reflect the concentration of resources and activity in its Canadian location.

ITEM 2.  Description of Property.

The Company is headquartered in Plymouth, Minnesota. The Company occupies these premises pursuant to a lease, effective
September 1, 1996, with a limited liability partnership controlled by two persons who are officers, directors and principal shareholders of the Company. The lease provides approximately 22,000 square feet of space at a minimum monthly base rent of $13,477. PREMIS has prepaid $105,000 in rent, which reduces the minimum monthly base rent by $2,816 for the first 44 months of the lease (an aggregate credit of $105,000 plus 9% interest per annum). The lease has an initial ten year term, ending August 31, 2006, with two successive two-year options for renewal. As of May 1998 the limited liability partnership has placed the building up for sale. Upon the sale of the building the Company's lease will be terminated and the unamortized prepaid rent will be paid to the Company from the building sales proceeds. The Company intends to relocate its U.S. operations to another facility of approximately 5,000 square feet in the same geographic area.

The Company's Canadian subsidiaries currently lease facilities in Markham, Ontario (near Toronto) for use as its corporate offices. The lease provides 19,893 square feet at a minimum monthly rent of CDN$11,083 during calendar 1996 and 1997 pursuant to a ten-year term expiring in December 2005, with one option for renewal for an additional five-year term. The minimum monthly rent on this lease increases to CDN$16,577 in 1998, to CDN$17,820 in 2001, and to CDN$19,893 in 2003.
The Company believes that this facility will be adequate to meet its needs in Canada for the foreseeable future.

ITEM 3.  Legal Proceedings.

The Company has commenced legal proceedings against Edward W. Anderson and Robert E. Ferguson, the former owners of REF Retail Systems Corp. ("REF") which the Company acquired on October 1, 1996. Effective
July 15, 1997, Mr. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada Incorporated (formerly, REF). Mr. Ferguson resigned as an officer, director and employee of REF on October 1, 1996. The legal proceeding against Mr. Anderson was filed in the United States District Court, District of Minnesota, Fourth Division on September 16, 1997
(Case No. 97-2087 MJD/AJB). The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). In both proceedings, the Company is seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. Additionally, the Anderson claim seeks to annul and declare void an employment agreement with Mr. Anderson dated October 1, 1996. Under the employment agreement with Mr. Anderson the Company would be required to pay Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial five year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. Mr. Anderson was also granted 650,000 common stock options under the terms of the employment agreement. Effective June 3, 1998 the suit against Anderson and the corresponding counterclaim were settled. Under the settlement arrangement with Mr. Anderson the grant of 650,000 common stock options has been cancelled along with all other rights afforded to Mr. Anderson under his employment agreement.

The settlement requires the Company to pay Anderson $50,000 within thirty days after receipt by the Company of at least $2,000,000 from NCR Corporation, the United States Postal Service, or other person, in connection with the United States Postal Services' POS ONE software, but the Company does not guarantee when or if this payment will be received. Further, the Company releases Anderson of any past and future obligations. The Ferguson suit has not been settled as of June 28, 1998. The Ferguson suit is scheduled for mediation in July 1998.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1998.


PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Since September 26, 1996, the Company's Common Stock has traded on the Nasdaq National Market under the symbol PMIS. The following table sets forth, for the fiscal quarters indicated, a summary of the high and low closing prices of the Common Stock as reported by the Nasdaq National Market. Information for the periods prior to September 26, 1996 represents high and low bid information as reported on the NASD's Electronic Bulletin Board system. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down, or commissions and does not necessarily reflect actual transactions.


                                   Common Stock
                                 Low         High

Fiscal 1997
First Quarter                   $2.125       $4.50
Second Quarter                   3.00         5.125
Third Quarter                    4.938        6.875
Fourth Quarter                   2.625        6.25

Fiscal 1998
First Quarter                   $1.625       $3.25
Second Quarter                   1.813        2.875
Third Quarter                    1.438        2.25
Fourth Quarter                    .813        1.75

As of June 17, 1998, the Company had 105 stockholders of record and approximately 1,252 beneficial holders of its Common Stock.

The Company has never declared or paid any dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and therefore does not anticipate paying any dividends in the foreseeable future.

Effective August 22, 1997, the NASDAQ Stock Market received approval from the Securities and Exchange Commission to implement changes to its initial and continued listing requirements. The new listing requirements became effective on February 23, 1998. On
December 2, 1997, the Company received notice from the NASDAQ Stock Market indicating possible non-compliance with these new requirements. On February 26, 1998 the Company received formal notice that it was not in compliance with these new requirements. Under the new continued listing requirements the Company does not meet the net tangible assets requisite of $4 million and the market value of public float requisite of $5 million, as defined. The Company's net tangible assets were approximately $2.8 million and $1.9 million at December 31, 1997 and
 March 31, 1998, respectively. The Company's market value of public float calculated by using the Company's reported closing price on June 4, 1998 was approximately $4 million. The Company provided the NASDAQ Stock Market a detailed plan of compliance on March 27, 1998 which was denied on May 5, 1998. The Company has formally appealed the ruling and will be submitting further information for review by a new NASDAQ Listing Panel on Thursday, July 2, 1998. However, there can be no assurance that any such plan provided to the NASDAQ Stock Market would be approved. In the event the Company does not meet the new continued listing requirements and a plan for compliance is not accepted, the Company will be delisted from the National Market System. If the Company is delisted the Company will be considered for listing on the NASDAQ Small Cap Market under its continued listing requirements. As of March 31, 1998 the Company meets all continued listing requirements for the NASDAQ Small Cap Market except for the net tangible assets requisite of $2 million, as defined. If the Company fails to meet the continued listing requirements for the NASDAQ Small Cap Market it will be included on the NASD's Electronic Bulletin Board system.

ITEM 6.  Management Discussion and Analysis.

Results of Operations

REVENUE. The Company's revenues are divided into two categories: systems revenues and maintenance fees and other revenues. Systems revenues are comprised principally of software license, hardware, long-term system development contracts and U.S. Postal Service site installation revenues. Maintenance and other services revenues are comprised principally of system maintenance contracts. The Company records revenues from software licenses, hardware and site installations upon the completion of services and customer acceptance. Revenues under long-term system development contracts are recognized over the period the Company satisfies its obligation using the percentage-of-completion method of accounting. Progress on the contracts is measured by the percentage of cost incurred to date to the total estimated cost of each contract. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve months.

Total revenues decreased by 32 percent to $5,945,000 during fiscal 1998, down from $8,750,000 in fiscal 1997. Total revenues were generated primarily from long-term system development contracts, maintenance contracts and U.S. Postal Service site installations. As anticipated, these revenue sources continue to decline during the transition from providing custom system development solutions to the OpenEnterprise suite of products. The decrease was further impacted by lower revenues generated from the U.S. Postal Service "Store of the Future" contract. In May 1997, the Company completed its final installation under the "Store of the Future" program while transitioning to POS ONE installations. Under the POS ONE contract, the Company as a subcontractor to NCR Corp. no longer provides the hardware for U.S. Postal site installations. As a result the revenue generated per site under POS ONE installations is approximately 70% less than comparable "Store of the Future" sites. Additionally, under the POS ONE program the Company is developing point-of-sale software as a subcontractor to NCR Corp. POS ONE will be deployed in three phases. Phase One is expected to generate revenues of approximately $2,200,000 upon roll-out which is expected to commence during the first half of fiscal 1999. Phases Two and Three have not yet been awarded by the USPS. As mentioned in Item 1 above, the changes to the framework of OpenStore have resulted in a delay in its commercial release. The delay of OpenStore significantly impacted the Company's ability to generate revenues from its OpenEnterprise suite of products in fiscal 1998. The Company expects the first live pilot of OpenEnterprise to be successfully implemented during the second quarter of fiscal 1999.

The Company derives a substantial amount of its revenues from a small number of customers. Accordingly, the timing of product deliverables, the amount of services performed for these customers, and the timing of payments by these customers may cause the Company's systems revenues to fluctuate. The Company expects continued volatility in systems revenues throughout fiscal 1999 and beyond.

GROSS PROFIT. Gross profit decreased to $2,484,000 in fiscal 1998 down from $4,134,000 in fiscal 1997. Gross profit as a percentage of revenue decreased slightly to 42% in fiscal 1998 from 47% in fiscal 1997. The decline in margin as a percentage of revenue is primarily attributable to lower margin custom system development contracts and the continued support of previously installed custom development software systems.
The Company expects gross profit to fluctuate based on the level and composition of systems revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased by 13 percent to $3,145,000 in fiscal 1998 up from $2,788,000 in fiscal 1997. As a percentage of revenue, expenses were 53 and 32 for fiscal 1998 and 1997, respectively. The increase in absolute dollars reflects the investment in selling, general and administrative infrastructure during fiscal 1998.

RESEARCH AND DEVELOPMENT. Research and development expense for fiscal 1998 and 1997 was $1,780,000 and $736,000, respectively. The increased research and development expenditures are related to the PREMIS OpenEnterprise suite of products which include PREMIS OpenStore, PREMIS OpenOffice and PREMIS OpenNet. At the time of the acquisition of REF, the Company in conjunction with NCR Corporation decided to make significant changes to the underlying framework architecture of OpenStore. The changes were initiated as part of a sub-contractor arrangement with NCR Corp. in support of the United States Postal Service ("USPS") POS ONE project. Correspondingly, these changes resulted in a delay of the commercial release of OpenStore. The changes to the framework are expected to significantly enhance the marketability of the commercial release of OpenStore. The Company currently anticipates that the first pilot release will be completed and commercial introduction will proceed during the second quarter of fiscal 1999. In addition, the Company is continuing to enhance its OpenOffice and OpenNet products.

PURCHASED RESEARCH AND DEVELOPMENT. The one-time charge in fiscal 1997 of $6,510,000 relates to purchased research and development in progress, expensed in accordance with purchase accounting rules, in connection with the acquisition of REF Retail Systems Corp. on October 1, 1996.

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

INCOME TAX EXPENSE. The Company recognized income tax expense of $84,000 during fiscal 1998 compared to $319,000 in fiscal 1997. Income tax expense related to fiscal 1998 resulted from the increase in the valuation allowance for previously recorded deferred tax assets.
Income tax expense was partially off-set by tax refunds received in fiscal 1998 related to fiscal 1997 tax filings. The Company had no deferred tax asset balance at March 31, 1998 compared to $134,000 at March 31, 1997. The one-time charge related to purchased research and development in progress in fiscal 1997 does not result in a tax benefit due to differences between financial and tax reporting requirements.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by approximately $1,074,000 from March 31, 1997 to March 31, 1998. The decrease resulted primarily from an operating loss of $2,426,000, purchase of capital equipment, repayment of notes payable and reduction in the bank line of credit. Cash used in operations was partially off-set by the reduction in accounts receivable. As of March 31, 1998, the Company had working capital of $929,000. The Company's Canadian subsidiary's line of credit of $289,000 ($400,000 CAN) bearing interest at the Canadian prime rate plus 1% was not renewed as of June 1, 1998. The line of credit was uncommitted and payable upon demand. Borrowings were limited to 75% of eligible accounts receivable, as defined. There was no outstanding balance at March 31, 1998. The line of credit was collateralized by substantially all the assets of the Canadian subsidiary (PREMIS Systems Canada Incorporated).

Capital expenditures for property and equipment in fiscal 1998 were $180,000. These expenditures primarily consisted of sales promotional equipment, computers and related equipment.

On April 15, 1997, the Company authorized the open market repurchase of its common stock at times and prices to be determined by management for a period of 90 days. The Company repurchased 28,600 shares at a cost of $61,000. As of June 28, 1998, the Company has no definitive plans to acquire additional shares.

Effective July 15, 1997, Edward W. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada Incorporated (formerly, REF Retail Systems Corp. Incorporated). Under certain circumstances, the Company would have been required to pay Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial 5 year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. The Company's obligation to make such payments, if any, arise under its Employment Agreement with Mr. Anderson. Under a settlement agreement with Mr. Anderson effective June 3, 1998 the Company is obligated to pay Mr. Anderson $50,000 within thirty days after receipt by the Company of at least $2,000,000 from NCR Corporation, the United States Postal Service, or other person, in connection with the United States Postal Services'
POS ONE software but the Company does not guarantee when or if this payment will be received. See Part 2, Item 1 herein for information on legal proceedings against Mr. Anderson.

The Company experienced a significant loss from operations in fiscal 1998 which has resulted in a significant reduction in its working capital. As a result of this loss and the reduction of available funds, the Company has reduced and expects to continue to reduce its expense structure through certain reductions in personnel, facilities cost and research and development. Although the Company believes that its current working capital and anticipated operating cash flows will be sufficient to fund its operations through March 31, 1999, this belief is contingent upon the Company receiving a payment of approximately $2.2 million under its United States Postal Service
POS ONE software development sub-contract with NCR Corp. prior to September 30, 1998. If such payment is not received when anticipated, the Company's ability to fund its operations and generate cash flows will be significantly and adversely affected. There is no assurance that the POS ONE payment of $2.2 million will be received prior to September 30, 1998. If future circumstances indicate that the Company will not receive the POS ONE payment prior to September 30, 1998 it will require the Company to seek additional equity or debt financing. There is no assurance that equity or debt financing will be available or, if available, on acceptable terms.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be adversely affected in the event it no longer meets the Nasdaq's requirements for continued listing on the Nasdaq National Market. For continued listing on the Nasdaq National Market, a company must satisfy a number of requirements, which in the Company's instance includes: (1) Net tangible assets in excess of $4.0 million and (2) market value of public float in excess of $5 million. The Company's net tangible assets at March 31, 1998 were $1.9 million. The Company's market value of public float calculated by using the Company's reported closing price on June 4, 1998 was approximately $4 million. See Part 2, Item 5 herein for information regarding the Company's position regarding compliance with Nasdaq Listing Requirements.

The independent auditors report included in this report on Form 10KSB states that the Company's accumulated deficit and working capital as of March 31, 1998 raise substantial doubt about the Company's ability to continue as a going concern.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company believes that its OpenEnterprise suite of products and internal systems are Year 2000 compliant. The Company has previously installed custom software point of sale solutions for retail customers which are not Year 2000 compliant. The Company has or continues to be in discussions with customers regarding options to modify these previously installed systems to comply with Year 2000 requirements. To date these customers have decided to either purchase the source code or contract with the Company directly to perform work related to Year 2000 issues. The Company does not consider the Year 2000 obligation with respect to these previously installed systems to be material to its business operations.

Inflation and Seasonality

To date, the Company has not been significantly impacted by inflation. The Company's sales and revenues are not seasonal, except that the Company's target customer, specialty retailers, will not generally install new critical software applications like OpenEnterprise between Thanksgiving and New Years.

Forward Looking Statements

The forward looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties. In addition to the factors discussed below, other factors that could cause actual results to differ materially from those described in the forward-looking statements include:
volatility in the demand and price for retail software systems; the risk of delay or deferral of delivery dates and payments for system orders; the risk of order cancellations; the risk of delays in introducing new software products, including the OpenEnterprise suite of products, specifically OpenStore, and the market's acceptance of such products. The reader is urged to consider the more comprehensive summary of such risks found in the Company's Registration Statement on Form S-2 (SEC File No. 333-10917) which was declared effective September 26, 1996. Readers are cautioned not to place undue reliance on those forward looking statements which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7.  Financial Statements.

The information required by Item 7 is included in the PREMIS
Corporation Audited Financial Statements for the year ended
March 31, 1998, which are included as Exhibit 99.1.

ITEM 8. Changes in or disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

ITEM 10.  Executive Compensation.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

ITEM 12.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended March 31, 1998.

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998:

 2.1  REF Stock Purchase Agreement dated July 9, 1996 (2)
 2.2  Amalgamation Agreement dated as of June 30, 1997
 3.1  Articles of Incorporation, as amended through June 1996 (1)
 3.2  Amendment of Articles of Incorporation, dated July 17, 1996 (2)
 3.3  Bylaws (1)
 4.1  Form of certificate representing the Common Stock (2)
10.1  Form of Employment Agreement with Edward A. Anderson (2)
10.2  Form of R. Ferguson Noncompete Agreement (2)
10.3  Form of E. Anderson Noncompete Agreement (2)
10.4  Form of E. Anderson Stock Option Agreement (2)
10.5 Software License and Distribution Agreement between PREMIS Corporation and Information Access Incorporated (exhibits 3.1,
      3.2 and 3.4, comprising customer names and locations, omitted)(3)
21.1  Subsidiaries of the Registrant
23.1  Consent of Price Waterhouse LLP, independent accountants
99.1 PREMIS Corporation Audited Financial Statements for March 31, 1998 and March 31, 1997.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PREMIS Corporation

                            /S/ F. T. Biermeier
                            F. T. Biermeier
                            (Principal Executive Officer)

                            Dated:  June 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities on the dates indicated.

Signature                                     Date
---------                                     ----


/S/ F. T. Biermeier                       June 29, 1998
F. T. Biermeier
Chairman and Chief Executive Officer


/S/ Richard R. Peterson                   June 29, 1998
Richard R. Peterson
Chief Financial Officer
(Principal Financial and Accounting Officer)


/S/ Mary Ann Calhoun                      June 29, 1998
Mary Ann Calhoun
Vice President and Director


/S/ Gerald F. Schmidt                     June 29, 1998
Gerald F. Schmidt
Director


/S/ S. Albert D. Hanser                   June 29, 1998
S. Albert D. Hanser
Director


/S/ Terrence W. Glarner                   June 29, 1998
Terrence W. Glarner
Director


                              EXHIBIT 21.1

PREMIS Systems Canada Incorporated, a Nova Scotia, Canada Corporation. Principal offices located in Toronto, Canada and amalgamated effective June 30, 1997 (1).

REF Retail Systems Corp. Incorporated, a Nova Scotia, Canada
Corporation.  Principal offices located in Toronto, Canada (1).

The Softworks Group, Inc., an Ontario, Canada Corporation. Principal offices located in Toronto, Canada (2).


(1) By Order of Amalgamation dated July 15, 1997 PREMIS Systems Canada Incorporated and REF Retail Systems Corp. Incorporated were amalgamated effective June 30, 1997.
(2) The Registrant expects to wind down The Softworks Group, Inc. on September 30, 1998.


                              EXHIBIT 23.1

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-03161) of PREMIS Corporation, of our report dated [May 22, 1998] appearing in this Form 10-KSB.


PRICE WATERHOUSE LLP

Minneapolis, Minnesota
[May 22, 1998]


                              EXHIBIT 99.1

PREMIS Corporation
Consolidated Financial Statements
March 31, 1998 and 1997


                       Report of Independent Accountants


To the Stockholders and
  Board of Directors of
  PREMIS Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PREMIS Corporation and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company requires additional financing and has accumulated a deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP
Minneapolis, Minnesota
May 22, 1998



Premis Corporation
Consolidated Balance Sheet



                                                           March 31,
ASSETS                                               1998            1997

Current assets:
Cash and cash equivalents                         $1,359,773     $2,433,439
Trade accounts receivable, net of
 allowance for doubtful
 accounts of $148,183 and $240,581, respectively     610,244      2,136,680
Refundable income taxes                              149,453        246,846
Inventory                                             12,591        396,295
Cost and estimated earning in excess of billings      90,097        164,537
Prepaids and other assets                            200,450        367,466
Deferred taxes                                             -        133,921
Current portion of note receivable                   117,367        104,158

Total current assets                               2,539,975      5,983,342

Property and equipment, net                        1,316,201      1,395,445
Note receivable                                      405,322        522,689
Software distribution rights, net of
 accumulated amortization
 of $325,211 and $242,763, respectively               82,865        165,314

Total assets                                      $4,344,363     $8,066,790

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable                              $234,043       $587,349
Accrued liabilities                                  369,198        684,297
Accrued income taxes                                   4,550              -
Unearned income                                      858,412        787,065
Bank line of credit                                        -        245,820
Current portion of notes payable - banks              32,403         29,194
Current portion of other notes payable                49,438        144,803
Current portion of capital lease obligation           62,731         55,684

Total current liabilities                          1,610,775      2,534,212

Long-term liabilities:
Unearned income                                            -        186,750
Notes payable - banks                                 53,311         84,256
Other notes payable                                   24,792         68,125
Capital lease obligation                             792,649        855,386

Total long-term liabilities                          870,752      1,194,517

Commitment and contingencies (Note 15)

Stockholders' equity:
Common stock, 10,000,000 shares authorized,
 4,714,177 and 4,734,027 shares issued and
 outstanding, $.01 par value                          47,142         47,340
Additional paid-in capital                         9,644,109      9,702,940
Accumulated deficit                               (7,832,909)    (5,406,695)
Cumulative translation adjustment                      4,494         (5,524)

Total stockholders' equity                         1,862,836      4,338,061

Total liabilities and stockholders' equity        $4,344,363     $8,066,790


See accompanying notes to the consolidated financial statements.



Premis Corporation
Consolidated Statement of Operations



                                                   Year Ended March 31,
                                                  1998             1997
Revenue:
System sales                                   $4,215,767     $7,224,948
Maintenance fees and other revenue              1,729,611      1,525,530
Total revenue                                   5,945,378      8,750,478

Cost of sales:
Systems                                         2,853,046      4,400,622
Maintenance and other                             608,706        216,029
Total cost of sales                             3,461,752      4,616,651

Gross profit                                    2,483,626      4,133,827

Operating expenses:
Selling, general, and administrative expenses   3,145,476      2,787,943
Research and development expenses               1,779,802        736,040
Purchased research and development                      -      6,509,981
Total operating expenses                        4,925,278     10,033,964

Loss from operations                           (2,441,652)    (5,900,137)
Interest income, net                               72,744         24,427
Other income                                       26,595         32,613

Loss before income taxes                       (2,342,313)    (5,843,097)

Income tax expense                                 83,901        318,778

Net loss                                      $(2,426,214)   $(6,161,875)

Loss per share - basic and diluted                  $(.51)        $(1.67)

Weighted average shares of common stock and
common stock equivalents                        4,717,053      3,691,622


See accompanying notes to the consolidated financial statements.


Premis Corporation
Consolidated Statements of Cash Flows


                                                Year Ended March 31,
                                              1998               1997

Cash flows from operating activities:
Net loss                                    $(2,426,214)   $(6,161,875)
Adjustments to reconcile net loss to
 net cash provided (used)
 by operating activities:
Depreciation and amortization                   342,166        206,028
Purchased research and development                    -      6,509,981
Proceeds from note receivable                   104,158         24,153
Changes in assets and liabilities,
 net of effect from acquisition:
Accounts receivable                           1,526,436       (498,346)
Refundable income taxes                          97,393       (130,190)
Cost and estimated earnings in
 excess of billings                              74,440        (61,275)
Inventory                                       383,704       (113,575)
Prepaids and other assets                       177,034       (326,573)
Deferred taxes                                  133,921        (77,760)
Accounts payable                               (353,306)        79,508
Accrued liabilities                            (310,549)       (82,342)
Unearned income                                (115,403)      (199,918)

Net cash used by operating activities          (366,220)      (832,184)

Cash flows from investing activities:
Short-term investments                                -        300,000
Purchase of property and equipment             (180,473)      (224,573)
Cash paid in purchase of REF Retail
 Systems                                              -     (6,572,935)
Cash acquired in purchase of REF Retail Systems       -        173,911

Net cash used by investing activities          (180,473)    (6,323,597)

Cash flows from financing activities:
Proceeds from common stock offering                   -      8,729,675
(Repayments) borrowing under line of credit    (245,820)       245,820
Repurchase of common stock                      (60,779)             -
Proceeds from notes payable                      47,500              -
Exercise of common stock options                  1,750        137,320
Repayment of debt                              (213,934)      (152,748)
Capital lease obligations                       (55,690)       (38,930)

Net cash (used) provided by financing act.     (526,973)     8,921,137

Net (decrease) increase in cash              (1,073,666)     1,765,356
Cash and cash equivalents at beg of year      2,433,439        668,083
Cash and cash equivalents at end of year     $1,359,773     $2,433,439


See accompanying notes to the consolidated financial statements.



Premis Corporation
Consolidated Statement of Stockholders' Equity
For the Years Ended March 31, 1998 and 1997



                                            Retained
                               Additional   Earnings   Cumulative
               Common Stock     Paid-in   (Accumulated Translation
              Shares    Amount  Capital     Deficit)   Adjustments  Total

Balance at
March 31, 1996 2,609,444 $26,094   $731,181    $755,180 $-        $1,512,455

Stock issued
 through the exercise
 of stock
 options         112,083   1,121    262,209                          263,330

Sale of common stock,
 net of offering
 cost of      $2,012,500  20,125  8,709,550                       8,729,675

Currency translation
 adjustment                                              (5,524)     (5,524)

Net Loss                                      (6,161,875)        (6,161,875)

Balance at
 March 31,1997 4,734,027  47,340  9,702,940   (5,406,695)(5,524)  4,338,061

Stock issued
 through the
 exercise of stock
 options           8,750      88      1,662                           1,750

Repurchase of
 common stock    (28,600)   (286)   (60,493)                        (60,779)

Currency translation
  adjustment                                             10,018      10,018

Net Loss                                      (2,426,214)        (2,426,214)

Balance at
March 31,1998 4,714,177  $47,142  $9,644,109 $(7,832,909)$4,494  $1,862,836


See accompanying notes to the consolidated financial statements.


Premis Corporation
Notes to Consolidated Financial Statements
March 31, 1998 and 1997


1.  Organization

PREMIS Corporation (the "Company") develops, markets and supports a line of enterprise-wide solutions to meet the information needs of multi-store specialty and general merchandise retailing chains.
The Company's information management software systems are designed to assist businesses with the day-to-day management of their operations and long-term strategic planning.

The accompanying consolidated financial statements are prepared assuming the Company will continue as a going concern. The Company incurred an operating loss of $2,426,214 and a decrease in cash and cash equivalents of $1,073,666 during the year ended March 31, 1998. As of March 31, 1998, the Company had an accumulated deficit of $7,832,909 and working capital of $929,200. The Company's continued existence is dependent upon management's ability to return to profitable operations and resolve its liquidity problems. Management anticipates profitability will return and that liquidity problems will be resolved as a result of the actions described below.

Management has adopted the following plans for the upcoming year:

-Receive payment of approximately $2,200,000 under the Company's
United States Postal Service POS ONE software development sub-contract by September 30, 1998.

-Continue to develop, market and support its line of enterprise-wide solutions to the information needs of multi-store specialty and general merchandise retailing chains.

-Continue to strengthen its strategic partnering relationships with key hardware vendors of open systems.

-Reduce operating costs and ensure the effectiveness of future expenditures.

If operations and cash flows can be improved through these efforts, management believes that the Company can continue to operate.


2.  Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Supplemental Cash Flow Information
                                                     Year Ended March 31,
                                                      1998          1997

Cash paid during the year for interest              $142,425       $83,022
Cash paid during the year for income taxes                 -       944,610
Capital lease obligation                                   -       950,000


Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist primarily of computer equipment held for resale.

Property and Equipment

Property and equipment are stated at cost and depreciated for financial statement purposes on a straight-line basis over the estimated useful life of the assets. Depreciation expense for the years ended
March 31, 1998 and 1997 was $259,717 and $122,041, respectively.
A summary of property and equipment is as follows:

                             Depreciation
                                Lives               1998         1997

Building capital lease         10 years           $950,000     $950,000
Furniture and equipment     5 - 7 years            837,126      662,683
Leasehold improvements          7 years             76,994       70,964
Less accumulated depreciation
 and amortization                                 (547,919)    (288,202)

                                                $1,316,201   $1,395,445


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

Revenue Recognition

System sales include software license, hardware and long-term system installation contract revenue. The Company records revenues from softwarelicenses and hardware upon installation and customer acceptance. Customers are provided with a warranty period which provides customer support for a 90-day period. No reserve has been provided, since warranty costs have been insignificant. After the 90-day warranty period, support is provided only if a maintenance contract is in place. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period.

Revenues under long-term system installation contracts are recognized over the period the Company satisfies its obligation using the percentage-of-completion method. Progress on the contracts is measured by the percentage of project hours incurred to date to the total estimated number of project hours for each contract. Management considers project hours to be the best available measure of progress on these contracts. Changes in conditions and estimated earnings may result in review of estimated costs and earnings during the course of the contract and are reflected in the accounting period in which the facts which require the revisions become known.
In the normal course of business, the Company may also be subject to a risk of loss by incurring costs to complete a contract in excess of the fixed bid price.

Net Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous rules. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Diluted earnings per share is not presented as the effect ofoutstanding options, warrants and preferred stock are antidilutive.

Income Taxes

The Company accounts for income taxes under the liability method of accounting. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, reduced by valuation allowances as necessary.

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

Stock Options

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," regarding disclosure of pro forma information for stock compensation. As is allowed by Statement No. 123, the Company will continue to measure compensation cost using the methods described in Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees."

Reclassifications

Certain amounts presented in the fiscal 1997 consolidated financial statementshave been reclassified to conform with the fiscal 1998 presentation.


Recently Issued Accounting Standards

In June 1997, the FASB issued No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise income are required to be reported in a new financial statement. Management believes the adoption of Statement No. 130 will not have a material effect on the Company's financial statements.

Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 is effective for years beginning after December 15, 1997. Statement No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management has not completed its review of Statement No. 131, but does not anticipate that the adoption will have a significant effect on the Company's reported segments.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." This Statement establishes revenue recognition requirements for companies that sell software for fiscal years beginning after December 15, 1997. Management is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.


3.  Acquisition of REF Retail Systems Corporation

In October 1996, the Company acquired REF Retail Systems Corporation ("REF"), a Toronto based provider of Windows NT(r)-based specialty retailing management software, for $6,572,000 cash, which includes expenses of $72,000, in exchange for all outstanding common stock of REF. The acquisition has been accounted for using the purchase method. Subsequent to the acquisition, the Company expensed all purchased research and development in process of $6,510,000 based upon an independent appraisal.

Operating results for the acquisition are included in the accompanying consolidated statements of operations from October 1, 1996. Assuming the above described company had been acquired on April 1, 1996, unaudited pro forma consolidated revenues, net income (loss) and net income (loss) per share would have been as follows:

                                                     Year Ended
                                                      March 31,
                                                        1997

Net revenues                                         $10,166,000
Net income (loss)                                    $(7,448,000)
Net income (loss) per share                               $(2.02)


The pro forma information provided above does not purport to be indicative of the results of operations that would actually have resulted if the acquisition were made as of those dates or of results which may occur in the future.



4.  Completion of Common Stock Offering

On October 1, 1996, the Company successfully completed a secondary offering of common stock. The Company sold 2,012,500 shares of common stock in the offering for $8,729,675 net of issuance costs of $1,332,825.


5.  Costs, Estimated Earnings and Billings on Uncompleted Contracts in
Progress

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                   1998           1997
Costs incurred on uncompleted contracts          $184,640       $543,731
Estimated earnings                                133,705        507,292
                                                  318,345      1,051,023
Billings to date                                  228,248        886,486
Costs and estimated earnings in excess of
 billings                                         $90,097       $164,537


The amount is included in current assets as all contracts in progress are expected to be completed within one year.

Billings in excess of costs and earnings of $388,288 and $29,745 are included in unearned income at March 31, 1998 and 1997, respectively.


6.  Lease Commitments

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

The present value of the future minimum capital lease payments for the office facilities described in Note 15 and future payments due under noncancelable operating leases, excluding executory costs such as management and maintenance fees, are as follows:

                                                 Capital       Operating
Fiscal Year Ending March 31,                     Leases          Leases

1999                                            $161,724        $159,255
2000                                             161,724         150,043
2001                                             161,724         148,456
2002                                             161,724         149,988
2003                                             161,724         154,041
Thereafter                                       552,557         459,528

Total future minimum lease payments            1,361,177      $1,221,311

Less:  Amount representing interest             (505,797)
Present value of future minimum capital
 lease payments                                 $855,380



The cost of the facilities under capital lease was $950,000 and the related accumulated deprecation was $150,423 and $55,419 as of March 31, 1998 and 1997, respectively.

Total rent expense under operating leases was approximately
$235,000 and$188,000 for the years ended March 31, 1998 and 1997, respectively.


7.  Line of Credit

At March 31, 1998, the Company has a $289,200 ($400,000 Canadian dollars) line of credit, bearing interest at the Canadian prime rate plus 1%.
The Canadian prime rate was 6.5% at March 31, 1998. The line of credit is uncommitted and payable upon demand. Borrowings are limited to 75% of eligible accounts receivable, as defined. There was no balance outstanding at March 31, 1998. The line of credit is collateralized by substantially all the assets of PREMIS Systems Canada Incorporated (formerly REF Retail Systems Corporation). The Company has guaranteed the payment of the line of credit.
The line of creditwas terminated subsequent to March 31, 1998.


8.  Stock Options

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

                                                                     Weighted-
                                            Shares                    Average
                                           Available     Options      Exercise
                                           for Grant   Outstanding     Price

Balance at March 31, 1996                  350,000       731,250       $0.72

Shares authorized                          650,000
Granted                                 (1,013,158)     1,013,158       5.19
Exercised                                                (112,083)      1.22
Canceled                                   270,417       (270,417)      1.70

Balance at March 31, 1997                  257,259       1,361,908     $3.82

Granted                                   (277,000)        277,000      2.93
Exercised                                                   (8,750)     0.20
Canceled                                   166,500        (166,500)     5.69

Balance at March 31, 1998                  146,759       1,463,658     $3.45



The following table summarizes information about the stock options outstanding at March 31, 1998:
                                Options Outstanding       Options Exercisable
                                     Weighted-
                                      Average    Weighted-          Weighted-
                                     Remaining    Average            Average
Range of                    Number   Contractual  Exercise   Number   Exercise
Exercise Price           Outstanding    Life       Price   Exercisable Price

$0.15 - $0.50             357,500     5.7 years    $0.17      265,000   $0.17
$1.125 - $3.00            291,579     4.5 years     2.85        6,770    1.69
$5.00 - $6.25             814,579     7.5 years     5.11      691,145    5.03
                        1,463,658     6.5 years    $3.45      962,915   $3.67


Effective April 2, 1998, all stock options for full-time employees priced at more than $1.31 were canceled and reissued at the then current stock price of $1.31. 346,000 total options were reissued. In addition, 650,000 options priced at $5.00 were canceled (see Note 18).

Options outstanding under the Plan expire at various dates from 1999 to 2001. The number of options exercisable as of March 31, 1998 and 1997 were 962,915 and 981,250, respectively. The weighted-average fair value of options granted during 1998 and 1997 are $2.69 and $2.32, respectively.

Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997, respectively; risk-free interest rates of 6.2%; volatility factors of the expected market price of the Company's Common Stock of 150% and 40%; and a weighted-average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on the net loss for 1998 and 1997 does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. The Company's pro forma information is as follows:

                                                     Year Ended March 31,
                                                    1998              1997

Pro forma net loss                                $(2,663,598)   $(7,758,000)
Pro forma loss per share                               $(0.56)        $(2.10)



Stock Warrants

Stock warrants for the right to purchase shares of the Company's common stock have been issued in connection with a common stock offering and other transactions. A summary of the Company's warrant activity is as follows:

                                                 Exercise
                                       Number     Price       Expiration

Warrants issued in equity
financing                              175,000    $6.00     September 26, 2001
Warrants issued to consultants          13,968     6.25     December 31, 2001
Outstanding at March 31, 1997          188,968

No activity during 1998

Outstanding at March 31, 1998          188,968


The warrant issued in the equity financing vest 100% on September 26, 1997. The warrants issued to consultants vested immediately.


9.  Notes Payable

The Company's notes payable - bank at March 31, 1998 and 1997 consist of the following Small Business Development Loans ("SBDL") and installment note which are secured by substantially all assets of the Company.

                                                     1998            1997
Note payable - bank (SBDL), monthly
 principal payments of $936 through
 December 2000, interest at 3% above the
 Canadian prime rate (9.5% at March 31,1998)        $29,898         $42,109
Note payable - bank (SBDL), monthly principal
 payments of $1,170 through February 2001,
 interest at 3% above the Canadian prime rate
 (9.5% at March 31, 1998)                            39,663          55,012
Note payable - bank (SBDL), monthly principal
 payments of $327 through May 2001, interest at
 3% above the Canadian prime rate
 (9.5% at March 31, 1998)                            12,015          16,329
Note payable - bank (installment note),
 monthly payments of $4,143 through April 1998,
 interest fixed at 8.5%                               4,138
                                                     85,714         113,450

Less:  Current portion                               32,403          29,194

                                                    $53,311         $84,256



The Company has other notes payable as follows:

                                                     1998            1997
Note payable to an individual
 (assumed with REF acquisition),
monthly principal payments of $1,506
 through August 2000, interest at 7%              $42,292          $61,755
Note payable for purchase of software
 license, monthly payments of $8,342 through
 April 1998 (see Note 11)                           8,272          102,376
Inventory note payable, monthly
 payments of $2,384 through February 1999,
 interest at 9.7%                                  23,666           48,797

                                                   74,230          212,928
Less:  Current portion                             49,438          144,803

                                                  $24,792          $68,125


10.  Income Taxes

Income tax expense is comprised of the following:

                                                    1998            1997
Current income tax provision (benefit):
Federal                                          $(50,020)        $406,000
State                                                   -          (10,000)
Foreign                                                 -         (371,301)
Total current taxes                               (50,020)          24,699

Deferred income taxes:
Federal                                           (61,000)         (59,000)
State                                              (6,000)          (9,000)
Foreign                                        (1,167,270)         (32,921)
Total deferred taxes                           (1,234,270)        (100,921)

Valuation allowance                             1,368,191          395,000
Income tax expense                                $83,901         $318,778


A reconciliation of the expected federal statutory rate for the years ended March 31, 1998 and 1997 is as follows:

                                                         1998          1997

Expected tax provision (benefit) at statutory
rate                                                 $(106,000)   $(1,987,000)
State income tax provision, net of federal tax
effect                                                 (10,000)        50,000
Non-deductible acquisition costs                             -      2,213,000
Foreign tax benefit                                   (923,000)      (134,000)
Foreign research and development credit               (184,000)      (187,000)
Valuation allowance                                  1,368,191        395,000
Other                                                  (61,290)       (31,222)
                                                       $83,901       $318,778


Deferred tax assets (liabilities) are comprised of the following at March 31:

                                                        1998           1997

Allowance for doubtful accounts                        $39,000        $64,000
Net operating loss carryforwards                     1,277,000        134,000
Business credit carryforwards, net                     393,000        209,000
Deferred facility costs                                 43,000         88,000
Other                                                   11,191         33,921
Gross deferred tax assets                            1,763,191        528,921
Less valuation allowance                            (1,763,191)      (395,000)
        Net deferred tax asset                              $-       $133,921


11.  Purchase of Software License and Distribution Rights

During fiscal year 1995, PREMIS purchased a software license and distribution rights for a period of five years for $403,910. In addition to the purchase price, the Company must make contingent royalty payments based on a percentage of the net cash receipts from related sales. The Company capitalized the purchase price as software distribution rights and is amortizing the amount over the term of the agreement. Amortization of $80,782 and $83,987 is included in cost of sales for the years ended March 31, 1998 and 1997, respectively.


12.  Employee Benefits

The Company has a retirement savings plan which qualifies under the Internal Revenue Code Section 401(k) which covers substantially all U.S. employees of the Company. All employees with at least 90 days of employment are eligible to participate in the Plan. The Company's contributions to the Plan are based on 15% of employee contributions which are subject to salary limitations. Company contributions to the Plan were approximately $3,312 and $6,500 for the year ended March 31, 1998 and 1997, respectively.
There was no discretionary Company contribution in fiscal 1998.

The Company has a defined contribution employee retirement plan covering substantially all Canadian employees of the Company. All employees with at least one year of employment are eligible to participate. The Company's contributions to the plan range from 1% to 2% of the employee's compensation depending upon length of service. The Company recognized expense of $5,357 and $10,147 for contributions to the plan for the year ended March 31, 1998 and 1997, respectively.


13.  Significant Customers

Sales to one customer represented 24% and 43% of total revenues during 1998 and 1997, respectively. Additionally, this customer represented 16% and 46% of trade accounts receivable at March 31, 1998 and 1997, respectively. Another customer accounted for 43% and 15% of total revenues during 1998 and 1997, respectively and 30% and 25% of year-end trade accounts receivable at March 31, 1998 and 1997, respectively.
A third customer accounted for 10% of year-end trade accounts receivable at March 31, 1998.


14.  Software License and Distribution Agreement

On January 1, 1997, the Company and an unaffiliated corporation entered into a software license and distribution agreement. The Company, in exchange for the granting of exclusive worldwide rights to the Advantage System and providing training and other contract work over a limited time period, received a note receivable for $651,000. The note receivable is payable in 60 equal monthly installments of $14,481 and bears interest at 12% At March 31, 1998, the outstanding balance of the note receivable was $522,689 of which $117,367 is included in current assets. Licensing revenue is being recognized ratably over two years and all training and contract revenue is recognized as services are performed. Unearned revenue at March 31, 1998 and 1997 was $186,750 and $480,750, respectively.


15.  Related Party Transaction and Commitment

Effective September 1, 1996, the Company entered into a lease agreement which was recorded as a capital lease. The Company's executive offices and operations currently occupy this facility. The facility is owned by a limited liability partnership controlled by two officers, directors and principal stockholders of the Company. The lease has an initial ten-year term with monthly base rent of $13,477 and two successive two-year options for renewal. On June 30, 1996, the Company prepaid $105,000 in base rent, which reduces the minimum monthly base rent by $2,816 for the first 44 months of the lease (an aggregate credit of $105,000 plus 9% interest per annum). The prepaid rent balance at March 31, 1998 was $63,879. The Company has guaranteed the mortgage loan obligation of the limited liability partnership with respect to this property in the principal amount of $950,000. This loan carries interest at 2.75% over the rate on five-year treasury notes.


16.  Contingencies

As of March 31, 1998 the Company had commenced legal proceedings against the two former owners of their Canadian subsidiary. One of the claims was settled subsequent to year-end resulting in a payment by the Company of $50,000 in exchange for cancellation of the related employment agreement and the cancellation of the individual's
650,000 stock options.



17.  Segment Information and Foreign Operations

The Company conducts its business within one industry segment:
software and services for point of sale customers. Canadian operations include the wholly owned subsidiary, Premis Systems Canada Incorporated.

        Revenues, net income and identifiable assets by geographic area are summarized as follows:

                                           As or For the Years Ended
                                                   March 31
                                            1998               1997

Revenues from unaffiliated customers:
Domestic operations                       $3,440,191        $6,315,849
Canadian operations                        2,505,187         2,434,629
Consolidated                              $5,945,378        $8,750,478

Net income (loss):
Domestic operations                        $(312,645)         $691,161
Canadian operations                       (2,113,569        (6,853,036)

Consolidated                             $(2,426,214)      $(6,161,875)


                                          As or For the Years Ended
                                                  March 31
                                             1998           1997

Identified assets:
Domestic operations                         $3,561,894    $6,468,027
Canadian operations                            782,469     1,598,763

Consolidated                                $4,344,363    $8,066,790

Transaction gains and losses recorded in income in 1998 and 1997 were immaterial. There were no intercompany revenues in fiscal years 1998 and 1997.


18.  Subsequent Event

On June 3, 1998 the Company's legal proceeding with a former employee and owner of REF Retail Systems Corp. acquired on October 1, 1996 was settled. Under the terms of the settlement agreement a previous grant of 650,000 common stock options at an exercise price of $5.00 was canceled along with all other rights afforded under an employment agreement dated
October 1, 1996.  Additionally, the Company is obligated to pay
$50,000 within thirty days after receipt by the Company of at least $2,000,000 in connection with the United States Postal Service
POS ONE software project.


                              EXHIBIT 2.2

THIS AGREEMENT OF AMALGAMATION dated June 30, 1997

BETWEEN:
                   PREMIS SYSTEMS CANADA INCORPORATED,
                   a body corporate ("Premis")

                                                 OF THE FIRST PART

                                 - and -

                   REF RETAIL SYSTEMS CORP. INCORPORATED,
                   a body corporate ("REF")

                                                 OF THE SECOND PART

WHEREAS Premis was incorporated under the laws of Nova Scotia on September 25, 1996, and has an authorized capital consisting of 10,000,000 common shares without nominal or par value;

AND WHEREAS REF was continued under the laws of Nova Scotia on November 21, 1996, and has an authorized capital consisting of:

     (a)     5,000 Class A Preferred Shares without par value;
     (b)     925,000 Class B Special Shares without par value;
     (c)     5,000 Class C Special Shares without par value; and
     (d)     5,000 common shares without par value.

AND WHEREAS the shareholders of Premis and REF deem it desirable and in the best interests of each of them that they be amalgamated pursuant to the provisions of Section 134 of the Companies Act of Nova Scotia;

NOW THEREFORE THIS INDENTURE WITNESSETH that in consideration of the premises the parties hereto agree as follows:
1.  Premis and REF shall be amalgamated and continue as one company
    (the "Amalgamated Company") pursuant to Section 134 of the Companies Act of Nova Scotia.

2. The attributes and characteristics of the Amalgamated Company shall be as follows:

    (a) The name of the Amalgamated Company shall be "Premis Systems Canada Incorporated".

    (b) The registered office of the Amalgamated Company shall be situated at Suite 800, 1959 Upper Water Street, Halifax,
         Nova Scotia, B3J 2X2.

    (c) The authorized capital of the Amalgamated Company shall consist of 10,000,000 Common Shares without nominal or par value.

    (d) The liability of the members of the Amalgamated Company shall be limited.

    (e) The objects of the Amalgamated Company shall be those set out in Schedule "A" attached hereto.

    (f) The names, occupations and places of residence of the first directors of the Amalgamated Company are as follows:

         Name                 Occupation          Place of Residence
         ----                 ----------          ------------------
         Fritz T. Biermeier   Executive           3370 Sycamore Lane
                                                  Plymouth, MINN
                                                  53447
         Such directors are to hold office until the first annual meeting of the shareholders of the Amalgamated Company.

    (g) Subsequent directors are to be elected at the first annual general meeting of the shareholders of the Amalgamated Company and are to hold office while qualified until their successors are from time to time elected in the manner provided for in the Articles of Association of the Amalgamated Company.

    (h) The manner of converting the authorized and issued capital of Premis and REF into that of the Amalgamated Company shall be as follows:

          (i) each registered holder of common shares without nominal or par value in the capital stock of Premis shall be entitled to one fully paid and non-assessable common share without nominal or par value in the capital stock of the Amalgamated Company for each common share in the capital stock of Premis held by such registered shareholder on the date of the Order of the Judge of the Supreme Court of Nova Scotia, in Chambers, approving the amalgamation of Premis and REF so there will be a total of 100 common shares without nominal or par value of the Amalgamated Company issued to the registered holders of common shares in the capital stock of Premis.

         (ii) the capital of REF shall be cancelled.

3. The Articles of Association of the Amalgamated Company shall be those attached and marked Schedule "B" to this Agreement until repealed, amended, altered or added to.

4. The Amalgamated Company shall possess all the property, rights, privileges and franchises, and shall be subject to all the liabilities, contracts and debts of Premis and REF.

5. All rights of creditors against the property, rights and assets of Premis and REF respectively and all mortgages, liens or claims upon their respective properties, rights and assets shall be unimpaired by the proposed amalgamation and all debts, contracts, liabilities and duties of Premis and REF respectively shall thenceforth attach to the Amalgamated Company and may be enforced against it to the same extent as if the said debts, contracts, liabilities and duties had been incurred or contracted by it.

6. No action or proceeding by or against Premis or REF shall abate or be affected by the proposed amalgamation but for all purposes of such action or proceeding by or against Premis or REF as the case may be, they shall be deemed still to exist and the Amalgamated Company may be substituted in such action or proceeding in the place thereof.

7. Neither Premis or REF shall, subsequent to the date hereof, unless this Agreement shall fail of confirmation by the shareholders of either Premis or REF or not be approved by a Judge of the Trial Division of the Supreme Court of Nova Scotia, in Chambers:

    (a) issue any unissued shares of its capital stock, redeem or reduce any shares of its capital stock now outstanding or otherwise alter its existing capital structure; or

    (b) declare or pay any dividends or make any other distribution in respect of any shares of its outstanding capital stock.

8. Premis and REF may by resolution of their Boards of Directors assent to such alterations or modifications of this Agreement which the shareholders of the respective companies at meetings duly called to consider the same approve or as a Justice of the Supreme Court of Nova Scotia may require, and the expression "this Agreement" as used herein shall be read and construed to mean and include this Agreement as so altered or modified.

IN WITNESS WHEREOF the parties hereto have caused the same to be executed in their names and on their behalf and their corporate seals to be thereunto affixed by their proper officers duly authorized in that behalf.

SIGNED, SEALED AND DELIVERED )          PREMIS SYSTEMS CANADA
    in the presence of:        	    )      INCORPORATED
                                        )
                                        )
                                        )   By:
___________________________  )
        Witness        	                )
                                        )   And:
                                        )
                                        )   REF RETAIL SYSTEMS CORP.
                                        )   INCORPORATED
                                        )
                                        )
                                        )   By:
 __________________________  )
        Witness        	                )
                                        )   And:



                              SCHEDULE "A"

                       MEMORANDUM OF ASSOCIATION
                                   OF
                   PREMIS SYSTEMS CANADA INCORPORATED


1.  The name of the Company is Premis Systems Canada Incorporated.

2.  The restrictions, if any, on the objects and powers of the
    Company are:   none.

Notwithstanding any restrictions set forth above the Company shall expressly have the following powers:

    (a) To sell or dispose of its undertaking, or a substantial part thereof;

    (b)  To distribute any of its property in specie among its members;
         and

    (c)  To amalgamate with any company or other body of persons.


                              SCHEDULE "B"

                        ARTICLES OF ASSOCIATION
                                   OF

                   PREMIS SYSTEMS CANADA INCORPORATED
                     __________________________________


                             INTERPRETATION

1. In these Articles, unless there is something in the subject or context inconsistent therewith:

    (1)  "Act" means the Companies Act (Nova Scotia);

    (2) "Articles" means these Articles of Association of the Company and all amendments hereto;

    (3)  "Company" means the company named above;

    (4)  "director" means a director of the Company;

    (5) "Memorandum" means the Memorandum of Association of the Company and all amendments thereto;

    (6)  "month" means calendar month;

    (7)  "Office" means the registered office of the Company;

    (8)  "person" includes a body corporate;

    (9)  "proxyholder" includes an alternate proxyholder;

   (10) "Register" means the register of members kept pursuant to the Act, and where the context permits includes a branch register of members;

   (11)  "Registrar" means the Registrar as defined in the Act;

   (12) "Secretary" includes any person appointed to perform the duties of the Secretary temporarily;

   (13) "shareholder" means member as that term is used in the Act in connection with a company limited by shares;

   (14)  "special resolution" has the meaning assigned by the Act;

   (15) "in writing" and "written" includes printing, lithography and other modes of representing or reproducing words in visible form;

   (16) words importing number or gender include all numbers and genders unless the context otherwise requires;

2. The regulations in Table A in the First Schedule to the Act shall not apply to the Company.

3. The directors may enter into and carry into effect or adopt and carry into effect any agreement made by the promoters of the Company on behalf of the Company and may agree to any modification in the terms of any such agreement, either before or after its execution.

4. The directors may, out of the funds of the Company, pay all expenses incurred for the incorporation and organization of the Company.

5. The Company may commence business as soon after incorporation as the directors think fit, notwithstanding that part only of the shares has been allotted.

                                 SHARES

6. The directors shall control the shares and, subject to the provisions of these Articles, may allot or otherwise dispose of them to such person, at such times, on such terms and conditions and, if the shares have a par value, either at a premium or at par, as they think fit.

7. The directors may pay on behalf of the Company a reasonable commission to any person in consideration of subscribing or agreeing to subscribe (whether absolutely or conditionally) for any shares in the Company, or procuring or agreeing to procure subscriptions (whether absolute or conditional) for any shares in the Company. Subject to the Act, the commission may be paid or satisfied in shares of the Company.

8. On the issue of shares the Company may arrange among the holders thereof differences in the calls to be paid and in the times for their payment.

9. If the whole or part of the allotment price of any shares is, by the conditions of their allotment, payable in installments, every such installment shall, when due, be payable to the Company by the person who is at such time the registered holder of the shares.

10. Shares may be registered in the names of joint holders not exceeding three in number.

11. Joint holders of a share shall be jointly and severally liable for the payment of all installments and calls due in respect of such share. On the death of one or more joint holders of shares the survivor or survivors of them shall alone be recognized by the Company as the registered holder or holders of the shares.

12. Save as herein otherwise provided, the Company may treat the registered holder of any share as the absolute owner thereof and accordingly shall not, except as ordered by a court of competent jurisdiction or required by statute, be bound to recognize any equitable or other claim to or interest in such share on the part of any other person.

13. The Company is a private company, and:

   (1) no transfer of any share or prescribed security of the Company shall be effective unless or until approved by the directors;

   (2) the number of holders of issued and outstanding prescribed securities or shares of the Company, exclusive of persons who are in the employment of the Company or in the employment of an affiliate of the Company and exclusive of persons who, having been formerly in the employment of the Company or the employment of an affiliate of the Company, were, while in that employment, and have continued after termination of that employment, to own at least one prescribed security or share of the Company, shall not exceed 50 in number, two or more persons or companies who are the joint registered owners of one or more prescribed securities or shares being counted as one holder; and

   (3) the Company shall not invite the public to subscribe for any of its securities.

In this Article, "private company" and "securities" have the meanings ascribed to those terms in the Securities Act (Nova Scotia), and "prescribed security" means any of the securities prescribed by the Nova Scotia Securities Commission from time to time for the purpose of the definition of "private company" in the Securities Act
(Nova Scotia).

                              CERTIFICATES

14. Certificates of title to shares shall comply with the Act and may otherwise be in such form as the directors may from time to time determine. Unless the directors otherwise determine, every certificate of title to shares shall be signed manually by at least one of the Chairman, President, Secretary, Treasurer, a vice-president, an assistant secretary, any other officer of the Company or any director of the Company or by or on behalf of a share registrar transfer agent or branch transfer agent appointed by the Company or by any other person whom the directors may designate. When signatures of more than one person appear on a certificate all but one may be printed or otherwise mechanically reproduced. All such certificates when signed as provided in this Article shall be valid and binding upon the Company. If a certificate contains a printed or mechanically reproduced signature of a person, the Company may issue the certificate, notwithstanding that the person has ceased to be a director or an officer of the Company and the certificate is as valid as if such person were a director or an officer at the date of its issue. Any certificate representing shares of a class publicly traded on any stock exchange shall be valid and binding on the Company if it complies with the rules of such exchange whether or not it otherwise complies with this Article.

15. Except as the directors may determine, each shareholder's shares may be evidenced by any number of certificates so long as the aggregate of the shares stipulated in such certificates equals the aggregate registered in the name of the shareholder.

16. Where shares are registered in the names of two or more persons, the Company shall not be bound to issue more than one certificate or set of certificates, and such certificate or set of certificates shall be delivered to the person first named on the Register.

17. Any certificate that has become worn, damaged or defaced may, upon its surrender to the directors, be cancelled and replaced by a new certificate. Any certificate that has become lost or destroyed may be replaced by a new certificate upon proof of such loss or destruction to the satisfaction of the directors and the furnishing to the Company of such undertakings of indemnity as the directors deem adequate.

18. The sum of one dollar or such other sum as the directors from time to time determine shall be paid to the Company for every certificate other than the first certificate issued to any holder in respect of any share or shares.

19. The directors may cause one or more branch Registers of shareholders to be kept in any place or places, whether inside or outside of Nova Scotia.

                                 CALLS

20. The directors may make such calls upon the shareholders in respect of all amounts unpaid on the shares held by them respectively and not made payable at fixed times by the conditions on which such shares were allotted, and each shareholder shall pay the amount of every call so made to the person and at the times and places appointed by the directors. A call may be made payable by installments.

21. A call shall be deemed to have been made at the time when the resolution of the directors authorizing such call was passed.

22. At least 14 days' notice of any call shall be given, and such notice shall specify the time and place at which and the person to whom such call shall be paid.

23. If the sum payable in respect of any call or installment is not paid on or before the day appointed for the payment thereof, the holder for the time being of the share in respect of which the call has been made or the installment is due shall pay interest on such call or installment at the rate of 9% per year or such other rate of interest as the directors may determine from the day appointed for the payment thereof up to the time of actual payment.

24. At the trial or hearing of any action for the recovery of any amount due for any call, it shall be sufficient to prove that the name of the shareholder sued is entered on the Register as the holder or one of the holders of the share or shares in respect of which such debt accrued, that the resolution making the call is duly recorded in the minute book and that such notice of such call was duly given to the shareholder sued in pursuance of these Articles. It shall not be necessary to prove the appointment of the directors who made such call or any other matters whatsoever and the proof of the matters stipulated shall be conclusive evidence of the debt.

25. The directors may receive from any shareholder willing to advance it all or any part of the amount due upon shares held by such shareholder beyond the sums called for; and upon the amount so paid or satisfied in advance or so much thereof as from time to time exceeds the amount of the calls then made upon the shares in respect of which such advance has been made, the Company may pay interest at such rate or permit such participation in profits upon the amount so paid or satisfied in advance as the shareholder paying such sum in advance and the directors agree.

                          FORFEITURE OF SHARES

26. If any shareholder fails to pay any call or installment on or before the day appointed for payment, the directors may at any time thereafter while the call or installment remains unpaid serve a notice on such shareholder requiring payment thereof together with any interest that may have accrued and all expenses that may have been incurred by the Company by reason of such non-payment.

27. The notice shall name a day (not being less than 14 days after the date of the notice) and a place or places on and at which such call or installment and such interest and expenses are to be paid. The notice shall also state that, in the event of non-payment on or before the day and at the place or one of the places so named, the shares in respect of which the call was made or installment is payable will be liable to be forfeited.

28. If the requirements of any such notice are not complied with, any shares in respect of which such notice has been given may at any time thereafter, before payment of all calls or installments, interest and expenses due in respect thereof, be forfeited by a resolution of the directors to that effect. Such forfeiture shall include all dividends declared in respect of the forfeited shares and not actually paid before the forfeiture.

29. When any share has been so forfeited, notice of the resolution shall be given to the shareholder in whose name it stood immediately prior to the forfeiture and an entry of the forfeiture shall be made in the Register.

30. Any share so forfeited shall be deemed the property of the Company and the directors may sell, re-allot or otherwise dispose of it in such manner as they think fit.

31. The directors may at any time before any share so forfeited has been sold, re-allotted or otherwise disposed of, annul the forfeiture thereof upon such conditions as they think fit.

32. Any shareholder whose shares have been forfeited shall nevertheless be liable to pay and shall forthwith pay to the Company all calls, installments, interest and expenses owing upon or in respect of such shares at the time of the forfeiture together with interest thereon at the rate of 9% per year or such other rate of interest as the directors may determine from the time of forfeiture until payment. The directors may enforce such payment if they think fit, but are under no obligation to do so.

33. A certificate signed by the Secretary stating that a share has been duly forfeited on a specified date in pursuance of these Articles and the time when it was forfeited shall be conclusive evidence of the facts therein stated as against any person who would have been entitled to the share but for such forfeiture.

                             LIEN ON SHARES

34. The Company shall have a first and paramount lien upon all shares (other than fully paid-up shares) registered in the name of a shareholder (whether solely or jointly with others) and upon the proceeds from the sale thereof for debts, liabilities and other engagements of the shareholder, solely or jointly with any other person, to or with the Company, whether or not the period for the payment, fulfilment or discharge thereof has actually arrived, and such lien shall extend to all dividends declared in respect of such shares. Unless otherwise agreed, the registration of a transfer of shares shall operate as a waiver of any lien of the Company on such shares.

35. For the purpose of enforcing such lien the directors may sell the shares subject to it in such manner as they think fit, but no sale shall be made until the period for the payment, fulfillment or discharge of such debts, liabilities or other engagements has arrived, and until notice in writing of the intention to sell has been given to such shareholder or the shareholder's executors or administrators and default has been made by them in such payment, fulfillment or discharge for seven days after such notice.

36. The net proceeds of any such sale after the payment of all costs shall be applied in or towards the satisfaction of such debts, liabilities or engagements and the residue, if any, paid to such shareholder.

                            VALIDITY OF SALES

37. Upon any sale after forfeiture or to enforce a lien in purported exercise of the powers given by these Articles the directors may cause the purchaser's name to be entered in the Register in respect of the shares sold, and the purchaser shall not be bound to see to the regularity of the proceedings or to the application of the purchase money, and after the purchaser's name has been entered in the Register in respect of such shares the validity of the sale shall not be impeached by any person and the remedy of any person aggrieved by the sale shall be in damages only and against the Company exclusively.

                           TRANSFER OF SHARES

38. The instrument of transfer of any share in the Company shall be signed by the transferor. The transferor shall be deemed to remain the holder of such share until the name of the transferee is entered in the Register in respect thereof and shall be entitled to receive any dividend declared thereon before the registration of the transfer.

39. The instrument of transfer of any share shall be in writing in the following form or to the following effect:

For value received,_______________________ hereby sell, assign, and transfer unto__________________________________ shares in the capital of the Company represented by the within certificate, and do hereby irrevocably constitute and appoint_____________________________ attorney to transfer such shares on the books of the Company with full power of substitution in the premises.

Dated the _______ day of ______________________, 19____.

Witness:

40. The directors may, without assigning any reason therefor, decline to register any transfer of shares

    (1)  not fully paid-up or upon which the Company has a lien, or

    (2) the transfer of which is restricted by any agreement to which the Company is a party.

41. Every instrument of transfer shall be left for registration at the Office of the Company, or at any office of its transfer agent where a Register is maintained, together with the certificate of the shares to be transferred and such other evidence as the Company may require to prove title to or the right to transfer the shares.

42. The directors may require that a fee determined by them be paid before or after registration of any transfer.

43. Every instrument of transfer shall, after its registration, remain in the custody of the Company. Any instrument of transfer that the directors decline to register shall, except in case of fraud, be returned to the person who deposited it.

                         TRANSMISSION OF SHARES

44. The executors or administrators of a deceased shareholder (not being one of several joint holders) shall be the only persons recognized by the Company as having any title to the shares registered in the name of such shareholder. When a share is registered in the names of two or more joint holders, the survivor or survivors or the executors or administrators of the deceased survivor, shall be the only persons recognized by the Company as having any title to, or interest in, such share.

45. Notwithstanding anything in these Articles, if the Company has only one shareholder (not being one of several joint holders) and that shareholder dies, the executors or administrators of the deceased shareholder shall be entitled to register themselves in the Register as the holders of the shares registered in the name of the deceased shareholder whereupon they shall have all the rights given by these Articles and by law to shareholders.

46. Any person entitled to shares upon the death or bankruptcy of any shareholder or in any way other than by allotment or transfer may, upon producing such evidence of entitlement as the directors require, may be registered as a shareholder in respect of such shares, or may, without being registered, transfer such shares subject to the provisions of these Articles respecting the transfer of shares. The directors shall have the same right to refuse registration as if the transferee were named in an ordinary transfer presented for registration.

                          SURRENDER OF SHARES

47. The directors may accept the surrender of any share by way of compromise of any question as to the holder being properly registered in respect thereof. Any share so surrendered may be disposed of in the same manner as a forfeited share.

                             SHARE WARRANT

48. The Company, with respect to any fully paid-up shares, may issue warrants ("Share Warrants") stating that the bearer is entitled to the shares therein specified, and may provide, by coupons or otherwise, for the payment of future dividends on the shares included in the Share Warrants.

49. The directors may determine and vary the conditions upon which Share Warrants will be issued and, without limiting the generality of the foregoing, may determine the conditions upon which

   (1) a new Share Warrant or coupon will be issued in the place of one worn out, defaced, lost or destroyed, or

   (2) the bearer of a Share Warrant will be entitled to attend and vote at general meetings, or

   (3) a Share Warrant may be surrendered and the name of the bearer entered in the Register in respect of the shares therein specified. Subject to such conditions and to these Articles the bearer of a Share Warrant shall be a shareholder to the full extent. The bearer of a Share Warrant shall be subject to the conditions for the time being in force, whether made before or after the issue of the Share Warrant.

                   INCREASE AND REDUCTION OF CAPITAL

50. Subject to the Act, the Company may by resolution of its shareholders increase its share capital by the creation of new shares of such amount as it thinks expedient.

51. Subject to the Act, the new shares may be issued upon such terms and conditions and with such rights, privileges, limitations, restrictions and conditions attached thereto as the Company by resolution of its shareholders determines or, if no direction is given, as the directors determine.

52. The Company by resolution of its shareholders may, before the issue of any new shares, determine that such shares or any of them shall be offered in the first instance to all the then shareholders or to the holders of any class or series of shares in proportion to the amount of the capital held by them, or make any other provisions as to the issue and allotment of such shares. In default of any such determination or to the extent that it does not apply, the directors shall control the new shares.

53. Except as otherwise provided by the conditions of issue, or by these Articles, any capital raised by the creation of new shares shall be considered part of the original capital and shall be subject to the provisions herein contained with reference to payment of calls and installments, transfer and transmission, forfeiture, lien and otherwise.

54. The Company may, by special resolution where required, reduce its share capital in any way and with and subject to any incident authorized and consent required by law.

                         ALTERATION OF CAPITAL

55. Subject to the Act, the Company may by resolution of its shareholders:

    (1) consolidate and divide all or any of its share capital into shares of larger amount than its existing shares;

    (2) convert all or any of its paid-up shares into stock and reconvert that stock into paid-up shares of any denomination;

    (3)  exchange shares of one denomination for another; or

    (4) cancel shares which, at the date of the passing of the resolution in that behalf, have not been taken or agreed to be taken by any person, and diminish the amount of its share capital by the amount of the share so cancelled.

56. Subject to the Act, the Company may by special resolution:

    (1) subdivide its shares, or any of them, into shares of smaller amount than is fixed by the Memorandum, so, however, that in the subdivision the proportion between the amount paid and the amount, if any, unpaid on each reduced share shall be the same as it was in the case of the share from which the reduced share is derived and the special resolution whereby any share is subdivided may determine that as between the holders of the shares resulting from such subdivision, one or more of such shares shall have some preference or special advantage as regards dividend, capital, voting or otherwise, over, or as compared with, the others or other;

    (2) convert any part of its issued or unissued share capital into preference shares redeemable or purchasable by the Company;

    (3) provide for the issue of shares without any nominal or par value provided that, upon any such issue, a declaration executed by the Secretary must be filed with the Registrar stating the number of shares issued and the amount received therefor;

    (4) convert all or any of its previously authorized, unissued or issued, fully paid-up shares, other than preferred shares, with nominal or par value into the same number of shares without any nominal or par value, and reduce, maintain or increase accordingly its liability on any of its shares so converted; provided that the power to reduce its liability on any of its shares so converted may, where it results in a reduction of capital, only be exercised subject to confirmation by the court as provided by the Act; or

    (5) convert all or any of its previously authorized, unissued or issued,fully paid-up shares without nominal or par value into the same or a different number of shares with nominal or par value, and for such purpose the shares issued without nominal or par value and replaced by shares with a nominal or par value shall be considered as fully paid, but their aggregate par value shall not exceed the value of the net assets of the Company as represented by the shares without par value issued before the conversion.

57. Subject to the Act and any provisions attached to such shares, the Company may redeem, purchase or acquire any of its shares and the directors may determine the manner and the terms for redeeming, purchasing or acquiring such shares and may provide a sinking fund on such terms as they think fit for the redemption, purchase or acquisition of shares of any class or series.

                       INTEREST ON SHARE CAPITAL

58. The Company may pay interest at a rate not exceeding 6% per year on share capital issued and paid-up for the purpose of raising funds to defray the expenses of the construction of any works or buildings or the provision of any plant which cannot be operated profitably for a lengthy period of time. Such interest may be paid for such period and may be charged to capital as part of the cost of construction of the work or building or of the provision of the plant. The payment of the interest shall not operate to reduce the amount paid-up on the shares in respect of which it is paid.
    The accounts of the Company shall show full particulars of the payment during the period to which the accounts relate.

                      CLASSES AND SERIES OF SHARES

59. Subject to the Act and the Memorandum, and without prejudice to any special rights previously conferred on the holders of existing shares, any share may be issued with such preferred, deferred or other special rights, or with such restrictions, whether in regard to dividends, voting, return of share capital or otherwise, as the Company may from time to time determine by special resolution.

                 MEETINGS AND VOTING BY CLASS OR SERIES

60. Where the holders of shares of a class or series have, under the Act, the Memorandum, the terms or conditions attaching to such shares or otherwise, the right to vote separately as a class in respect of any matter then, except as provided in the Act, the Memorandum, these Articles or such terms or conditions, all the provisions in these Articles concerning general meetings (including, without limitation, provisions respecting notice, quorum and procedure) shall, mutatis mutandis, apply to every meeting of holders of such class or series of shares convened for the purpose of such vote.

61. Unless the rights, privileges, terms or conditions attached to a class or series of shares provide otherwise, such class or series of shares shall not have the right to vote separately as a class or series upon an amendment to the Memorandum or Articles to:

   (1) increase or decrease any maximum number of authorized shares of such class or series, or increase any maximum number of authorized shares of a class or series having rights or privileges equal or superior to the shares of such class or series;

   (2) effect an exchange, reclassification or cancellation of all or part of the shares of such class or series; or

   (3) create a new class or series of shares equal or superior to the shares of such class or series.

                            BORROWING POWERS

62. The directors on behalf of the Company may:

    (1) raise or borrow money for the purposes of the Company or any of them;

    (2) secure, subject to the sanction of a special resolution where required by the Act, the repayment of funds so raised or borrowed in such manner and upon such terms and conditions in all respects as they think fit, and in particular by the execution and delivery of mortgages of the Company's real or personal property, or by the issue of bonds, debentures or other securities of the Company secured by mortgage or other charge upon all or any part of the property of the Company, both present and future, including its uncalled capital for the time being;

    (3) sign or endorse bills, notes, acceptances, cheques, contracts, and other evidence of or securities for funds borrowed or to be borrowed for the purposes aforesaid;

    (4)  pledge debentures as security for loans;

    (5)  guarantee obligations of any person.

63. Bonds, debentures and other securities may be made assignable, free from any equities between the Company and the person to whom such securities were issued.

64. Any bonds, debentures and other securities may be issued at a discount, premium or otherwise and with special privileges as to redemption, surrender, drawings, allotment of shares, attending and voting at general meetings of the Company, appointment of directors and other matters.

                            GENERAL MEETINGS

65. Ordinary general meetings of the Company shall be held at least once in every calendar year at such time and place as may be determined by the directors and not later than 15 months after the preceding ordinary general meeting. All other meetings of the Company shall be called special general meetings. Ordinary or special general meetings may be held either within or without the Province of Nova Scotia.

66. The President, a vice-president or the directors may at any time convene a special general meeting, and the directors, upon the requisition of shareholders in accordance with the Act shall forthwith proceed to convene such meeting or meetings to be held at such time and place or times and places as the directors determine.

67. The requisition shall state the objects of the meeting requested, be signed by the requisitionists and deposited at the Office of the Company. It may consist of several documents in like form each signed by one or more of the requisitionists.

68. At least seven clear days' notice, or such longer period of notice as may be required by the Act, of every general meeting, specifying the place, day and hour of the meeting and, when special business is to be considered, the general nature of such business, shall be given to the shareholders entitled to be present at such meeting by notice given as permitted by these Articles. With the consent in writing of all the shareholders entitled to vote at such meeting, a meeting may be convened by a shorter notice and in any manner they think fit, or notice of the time, place and purpose of the meeting may be waived by all of the shareholders.

69. When it is proposed to pass a special resolution, the two meetings may be convened by the same notice, and it shall be no objection to such notice that it only convenes the second meeting contingently upon the resolution being passed by the requisite majority at the first meeting.

70. The accidental omission to give notice to a shareholder, or non-receipt of notice by a shareholder, shall not invalidate any resolution passed at any general meeting.

                              RECORD DATES

71. (1) The directors may fix in advance a date as the record date for the determination of shareholders

         (a) entitled to receive payment of a dividend or entitled to receive any distribution;

         (b)  entitled to receive notice of a meeting; or

         (c)  for any other purpose.

    (2) If no record date is fixed, the record date for the determination of shareholders

         (a) entitled to receive notice of a meeting shall be the day immediately preceding the day on which the notice is given, or, if no notice is given, the day on which the meeting is held; and

         (b) for any other purpose shall be the day on which the directors pass the resolution relating to the particular purpose.

                    PROCEEDINGS AT GENERAL MEETINGS

72. The business of an ordinary general meeting shall be to receive and consider the financial statements of the Company and the report of the directors and the report, if any, of the auditors, to elect directors in the place of those retiring and to transact any other business which under these Articles ought to be transacted at an ordinary general meeting.

73. No business shall be transacted at any general meeting unless the requisite quorum is present at the commencement of the business.
    A corporate shareholder of the Company that has a duly authorized agent or representative present at any such meeting shall for the purpose of this Article be deemed to be personally present at such meeting.

74. One person, being a shareholder, proxyholder or representative of a corporate shareholder, present and entitled to vote shall constitute a quorum for a general meeting, and may hold a meeting.

75. The Chairman shall be entitled to take the chair at every general meeting or, if there be no Chairman, or if the Chairman is not present within fifteen 15 minutes after the time appointed for holding the meeting, the President or, failing the President, a vice-president shall be entitled to take the chair. If the Chairman, the President or a vice-president is not present within 15 minutes after the time appointed for holding the meeting or if all such persons present decline to take the chair, the shareholders present entitled to vote at the meeting shall choose another director as chairman and if no director is present or if all the directors present decline to take the chair, then such shareholders shall choose one of their number to be chairman.

76. If within half an hour from the time appointed for a general meeting a quorum is not present, the meeting, if it was convened pursuant to a requisition of shareholders, shall be dissolved; if it was convened in any other way, it shall stand adjourned to the same day, in the next week, at the same time and place. If at the adjourned meeting a quorum is not present within half an hour from the time appointed for the meeting, the shareholders present shall be a quorum and may hold the meeting.

77. Subject to the Act, at any general meeting a resolution put to the meeting shall be decided by a show of hands unless, either before or on the declaration of the result of the show of hands, a poll is demanded by the chairman, a shareholder or a proxyholder; and unless a poll is so demanded, a declaration by the chairman that the resolution has been carried, carried by a particular majority, lost or not carried by a particular majority and an entry to that effect in the Company's book of proceedings shall be conclusive evidence of the fact without proof of the number or proportion of the votes recorded in favour or against such resolution.

78. When a poll is demanded, it shall be taken in such manner and at such time and place as the chairman directs, and either at once or after an interval or adjournment or otherwise. The result of the poll shall be the resolution of the meeting at which the poll was demanded. The demand of a poll may be withdrawn. When any dispute occurs over the admission or rejection of a vote, it shall be resolved by the chairman and such determination made in good faith shall be final and conclusive.

79. The chairman shall not have a casting vote in addition to any vote or votes that the Chairman has as a shareholder.

80. The chairman of a general meeting may with the consent of the meeting adjourn the meeting from time to time and from place to place, but no business shall be transacted at any adjourned meeting other than the business left unfinished at the meeting that was adjourned.

81. Any poll demanded on the election of a chairman or on a question of adjournment shall be taken forthwith without adjournment.

82. The demand of a poll shall not prevent the continuance of a meeting for the transaction of any business other than the question on which a poll has been demanded.

                         VOTES OF SHAREHOLDERS

83. Subject to the Act and to any provisions attached to any class or series of shares concerning voting rights

    (1) on a show of hands every shareholder present in person, every duly authorized representative of a corporate shareholder, and, if not prevented from voting by the Act, every proxyholder, shall have one vote; and

    (2) on a poll every shareholder present in person, every duly authorized representative of a corporate shareholder, and every proxyholder, shall have one vote for every share held; whether or not such representative or proxyholder is a shareholder.

84. Any person entitled to transfer shares upon the death or bankruptcy of any shareholder or in any way other than by allotment or transfer may vote at any general meeting in respect thereof in the same manner as if such person were the registered holder of such shares so long as the directors are satisfied at least 48 hours before the time of holding the meeting of such person's right to transfer such shares.

85. Where there are joint registered holders of any share, any of such holders may vote such share at any meeting, either personally or by proxy, as if solely entitled to it. If more than one joint holder is present at any meeting, personally or by proxy, the one whose name stands first on the Register in respect of such share shall alone be entitled to vote it. Several executors or administrators of a deceased shareholder in whose name any share stands shall for the purpose of this Article be deemed joint holders thereof.

86. Votes may be cast either personally or by proxy or, in the case of a corporate shareholder by a representative duly authorized under the Act.

87. A proxy shall be in writing and executed in the manner provided in the Act. A proxy or other authority of a corporate shareholder does not require its seal. Holders of Share Warrants shall not be entitled to vote by proxy in respect of the shares included in such warrants unless otherwise expressed in such warrants.

88. A shareholder of unsound mind in respect of whom an order has been made by any court of competent jurisdiction may vote by guardian or other person in the nature of a guardian appointed by that court, and any such guardian or other person may vote by proxy.

89. A proxy and the power of attorney or other authority, if any, under which it is signed or a notarially certified copy of that power or authority shall be deposited at the Office of the Company or at such other place as the directors may direct. The directors may, by resolution, fix a time not exceeding 48 hours excluding Saturdays and holidays preceding any meeting or adjourned meeting before which time proxies to be used at that meeting must be deposited with the Company at its Office or with an agent of the Company. Notice of the requirement for depositing proxies shall be given in the notice calling the meeting. The chairman of the meeting shall determine all questions as to validity of proxies and other instruments of authority.

90. A vote given in accordance with the terms of a proxy shall be valid notwithstanding the previous death of the principal, the revocation of the proxy, or the transfer of the share in respect of which the vote is given, provided no intimation in writing of the death, revocation or transfer is received at the Office of the Company before the meeting or by the chairman of the meeting before the vote is given.

91. Every form of proxy shall comply with the Act and its regulations and subject thereto may be in the following form:

    I, _________________________ of _________________________ being a shareholder of _______________________ hereby appoint ________________________ of ______________________ (or failing him/her ___________________________ of ________________________) as
    proxyholder to attend and to vote for me and on my behalf at the ordinary/special general meeting of the Company, to be held on the ____ day of __________ and at any adjournment thereof, or at any meeting of the Company which may be held prior to [insert specified date or event].

[If the proxy is solicited by or behalf of the management of the Company, insert a statement to that effect.]

Dated this ______ day of __________________.

_______________
Shareholder

92. Subject to the Act, no shareholder shall be entitled to be present or to vote on any question, either personally or by proxy, at any general meeting or be reckoned in a quorum while any call is due and payable to the Company in respect of any of the shares of such shareholder.

93. Any resolution passed by the directors, notice of which has been given to the shareholders in the manner in which notices are hereinafter directed to be given and which is, within one month after it has been passed, ratified and confirmed in writing by shareholders entitled on a poll to three-fifths of the votes, shall be as valid and effectual as a resolution of a general meeting. This Article shall not apply to a resolution for winding up the Company or to a resolution dealing with any matter that by statute or these Articles ought to be dealt with by a special resolution or other method prescribed by statute.

94. A resolution, including a special resolution, in writing and signed by every shareholder who would be entitled to vote on the resolution at a meeting is as valid as if it were passed by such shareholders at a meeting and satisfies all of the requirements of the Act respecting meetings of shareholders.

                               DIRECTORS

95. Unless otherwise determined by resolution of shareholders, the number of directors shall not be less than one or more than seven.

96. Notwithstanding anything herein contained the subscribers to the Memorandum shall be the first directors of the Company.

97. The directors may be paid out of the funds of the Company as remuneration for their service such sums, if any, as the Company may by resolution of its shareholders determine, and such remuneration shall be divided among them in such proportions and manner as the directors determine. The directors may also be paid their reasonable travelling, hotel and other expenses incurred in attending meetings of directors and otherwise in the execution of their duties as directors.

98. The continuing directors may act notwithstanding any vacancy in their body, but if their number falls below the minimum permitted, the directors shall not, except in emergencies or for the purpose of filling vacancies, act so long as their number is below the minimum.

99. A director may, in conjunction with the office of director, and on such terms as to remuneration and otherwise as the directors arrange or determine, hold any other office or place of profit under the Company or under any company in which the Company is a shareholder or is otherwise interested.

100. The office of a director shall ipso facto be vacated if the director:

     (1) becomes bankrupt or makes an assignment for the benefit of creditors;

     (2) is, or is found by a court of competent jurisdiction to be, of unsound mind;

     (3) by notice in writing to the Company, resigns the office of director; or

     (4)  is removed in the manner provided by these Articles.

101. No director shall be disqualified by holding the office of director from contracting with the Company, either as vendor, purchaser, or otherwise, nor shall any such contract, or any contract or arrangement entered into or proposed to be entered into by or on behalf of the Company in which any director is in any way interested, either directly or indirectly, be avoided, nor shall any director so contracting or being so interested be liable to account to the Company for any profit realized by any such contract or arrangement by reason only of such director holding that office or of the fiduciary relations thereby established, provided the director makes a declaration or gives a general notice in accordance with the Act. No director shall, as a director, vote in respect of any contract or arrangement in which the director is so interested, and if the director does so vote, such vote shall not be counted. This prohibition may at any time or times be suspended or relaxed to any extent by a resolution of the shareholders and shall not apply to any contract by or on behalf of the Company to give to the directors or any of them any security for advances or by way of indemnity.

                         ELECTION OF DIRECTORS

102. At the dissolution of every ordinary general meeting at which their successors are elected, all the directors shall retire from office and be succeeded by the directors elected at such meeting. Retiring directors shall be eligible for re-election.

103. If at any ordinary general meeting at which an election of directors ought to take place no such election takes place, or if no ordinary general meeting is held in any year or period of years, the retiring directors shall continue in office until their successors are elected.

104. The Company may by resolution of its shareholders elect any number of directors permitted by these Articles and may determine or alter their qualification.

105. The Company may, by special resolution or in any other manner permitted by statute, remove any director before the expiration of such director's period of office and may, if desired, appoint a replacement to hold office during such time only as the director so removed would have held office.

106. The directors may appoint any other person as a director so long as the total number of directors does not at any time exceed the maximum number permitted. No such appointment, except to fill a casual vacancy, shall be effective unless two-thirds of the directors concur in it. Any casual vacancy occurring among the directors may be filled by the directors, but any person so chosen shall retain office only so long as the vacating director would have retained it if the vacating director had continued as director.

                           MANAGING DIRECTORS

107. The directors may appoint one or more of their body to be managing directors of the Company, either for a fixed term or otherwise , and may remove or dismiss them from office and appoint replacements.

108. Subject to the provisions of any contract between a managing director and the Company, a managing director shall be subject to the same provisions as to resignation and removal as the other directors of the Company. A managing director who for any reason ceases to hold the office of director shall ipso facto immediately cease to be a managing director.

109. The remuneration of a managing director shall from time to time be fixed by the directors and may be by way of any or all of salary, commission and participation in profits.

110. The directors may from time to time entrust to and confer upon a managing director such of the powers exercisable under these Articles by the directors as they think fit, and may confer such powers for such time, and to be exercised for such objects and purposes and upon such terms and conditions, and with such restrictions as they think expedient; and they may confer such powers either collaterally with, or to the exclusion of, and in substitution for, all or any of the powers of the directors in that behalf; and may from time to time revoke, withdraw, alter or vary all or any of such powers.

                         CHAIRMAN OF THE BOARD

111. The directors may elect one of their number to be Chairman and may determine the period during which the Chairman is to hold office. The Chairman shall perform such duties and receive such special remuneration as the directors may provide.

                     PRESIDENT AND VICE-PRESIDENTS

112. The directors shall elect the President of the Company, who need not be a director, and may determine the period for which the President is to hold office. The President shall have general supervision of the business of the Company and shall perform such duties as may be assigned from time to time by the directors.

113. The directors may also elect vice-presidents, who need not be directors, and may determine the periods for which they are to hold office. A vice-president shall, at the request of the President or the directors and subject to the directions of the directors, perform the duties of the President during the absence, illness or incapacity of the President, and shall also perform such duties as may be assigned by the President or the directors.

                        SECRETARY AND TREASURER

114. The directors shall appoint a Secretary of the Company to keep minutes of shareholders' and directors' meetings and perform such other duties as may be assigned by the directors. The directors may also appoint a temporary substitute for the Secretary who shall, for the purposes of these Articles, be deemed to be the Secretary.

115. The directors may appoint a treasurer of the Company to carry out such duties as the directors may assign.

                                OFFICERS

116. The directors may elect or appoint such other officers of the Company, having such powers and duties, as they think fit.

117. If the directors so decide the same person may hold more than one of the offices provided for in these Articles.

                        PROCEEDINGS OF DIRECTORS

118. The directors may meet together for the dispatch of business, adjourn and otherwise regulate their meetings and proceedings, as they think fit, and may determine the quorum necessary for the transaction of business. Until otherwise determined, one director shall constitute a quorum and may hold a meeting.

119. If all directors of the Company entitled to attend a meeting either generally or specifically consent, a director may participate in a meeting of directors or of a committee of directors by means of such telephone or other communications facilities as permit all persons participating in the meeting to hear each other, and a director participating in such a meeting by such means is deemed to be present at that meeting for purposes of these Articles.

120. Meetings of directors may be held either within or without the Province of Nova Scotia and the directors may from time to time make arrangements relating to the time and place of holding directors' meetings, the notices to be given for such meetings and what meetings may be held without notice. Unless otherwise provided by such arrangements:

     (1) a meeting of directors may be held at the close of every ordinary general meeting of the Company without notice;

     (2) notice of every other directors' meeting may be given as permitted by these Articles to each director at least 48 hours before the time fixed for the meeting; and

     (3) a meeting of directors may be held without formal notice if all the directors are present or if those absent have signified their assent to such meeting or their consent to the business transacted at such meeting.

121. The President or any director may at any time, and the Secretary, upon the request of the President or any director, shall summon a meeting of the directors to be held at the Office of the Company. The President, the Chairman or a majority of the directors may at any time, and the Secretary, upon the request of the President, the Chairman or a majority of the directors, shall summon a meeting to be held elsewhere.

122. (1) Questions arising at any meeting of directors shall be decided by a majority of votes. The chairman of the meeting may vote as a director but shall not have a second or casting vote.

     (2) At any meeting of directors the chairman shall receive and count the vote of any director not present in person at such meeting on any question or matter arising at such meeting whenever such absent director has indicated by telegram, letter or other writing lodged with the chairman of such meeting the manner in which the absent director desires to vote on such question or matter and such question or matter has been specifically mentioned in the notice calling the meeting as a question or matter to be discussed or decided thereat. In respect of any such question or matter so mentioned in such notice any director may give to any other director a proxy authorizing such other director to vote for such first named director at such meeting, and the chairman of such meeting, after such proxy has been so lodged, shall receive and count any vote given in pursuance thereof notwithstanding the absence of the director giving such proxy.

123. If no Chairman is elected, or if at any meeting of directors the Chairman is not present within five minutes after the time appointed for holding the meeting, or declines to take the chair, the President, if a director, shall preside. If the President is not a director, is not present at such time or declines to take the chair, a vice-president who is also a director shall preside. If no person described above is present at such time and willing to take the chair, the directors present shall choose some one of their number to be chairman of the meeting.

124. A meeting of the directors at which a quorum is present shall be competent to exercise all or any of the authorities, powers and discretions for the time being vested in or exercisable by the directors generally.

125. The directors may delegate any of their powers to committees consisting of such number of directors as they think fit. Any committee so formed shall in the exercise of the powers so delegated conform to any regulations that may be imposed on them by the directors.

126. The meetings and proceedings of any committee of directors shall be governed by the provisions contained in these Articles for regulating the meetings and proceedings of the directors insofar as they are applicable and are not superseded by any regulations made by the directors.

127. All acts done at any meeting of the directors or of a committee of directors or by any person acting as a director shall, notwithstanding that it is afterwards discovered that there was some defect in the appointment of the director or person so acting, or that they or any of them were disqualified, be as valid if every such person had been duly appointed and was qualified to be a director.

128. A resolution in writing and signed by every director who would be entitled to vote on the resolution at a meeting is as valid as if it were passed by such directors at a meeting.

129. If any one or more of the directors is called upon to perform extra services or to make any special exertions in going or residing abroad or otherwise for any of the purposes of the Company or the business thereof, the Company may remunerate the director or directors so doing, either by a fixed sum or by a percentage of profits or otherwise. Such remuneration shall be determined by the directors and may be either in addition to or in substitution for remuneration otherwise authorized by these Articles.

                               REGISTERS

130. The directors shall cause to be kept at the Company's Office in accordance with the provisions of the Act a Register of the shareholders of the Company, a register of the holders of bonds, debentures and other securities of the Company and a register of its directors. Branch registers of the shareholders and of the holders of bonds, debentures and other securities may be kept elsewhere, either within or without the Province of Nova Scotia, in accordance with the Act.

                                MINUTES

131. The directors shall cause minutes to be entered in books designated for the purpose:

     (1)  of all appointments of officers;

     (2) of the names of directors present at each meeting of directors and of any committees of directors;

     (3) of all orders made by the directors and committees of directors; and

     (4) of all resolutions and proceedings of meetings of shareholders and of directors.

Any such minutes of any meeting of directors or of any committee of directors or of shareholders, if purporting to be signed by the chairman of such meeting or by the chairman of the next succeeding meeting, shall be receivable as prima facie evidence of the matters stated in such minutes.

                          POWERS OF DIRECTORS

132. The management of the business of the Company is vested in the directors who, in addition to the powers and authorities by these Articles or otherwise expressly conferred upon them, may exercise all such powers and do all such acts and things as may be exercised or done by the Company and are not hereby or by statute expressly directed or required to be exercised or done by the shareholders, but subject nevertheless to the provisions of any statute, the Memorandum or these Articles. No modification of the Memorandum or these Articles shall invalidate any prior act of the directors that would have been valid if such modification had not been made.

133. Without restricting the generality of the terms of any of these Articles and without prejudice to the powers conferred thereby, the directors may:

     (1) take such steps as they think fit to carry out any agreement or contract made by or on behalf of the Company;

     (2) pay costs, charges and expenses preliminary and incidental to the promotion, formation, establishment, and registration of the Company;

     (3) purchase or otherwise acquire for the Company any property, rights or privileges that the Company is authorized to acquire, at such price and generally on such terms and conditions as they think fit;

     (4) pay for any property, rights or privileges acquired by, or services rendered to the Company either wholly or partially in cash or in shares (fully paid-up or otherwise), bonds, debentures or other securities of the Company;

     (5) subject to the Act, secure the fulfilment of any contracts or engagements entered into by the Company by mortgaging or charging all or any of the property of the Company and its unpaid capital for the time being, or in such other manner as they think fit;

     (6) appoint, remove or suspend at their discretion such experts, managers, secretaries, treasurers, officers, clerks, agents and servants for permanent, temporary or special services, as they from time to time think fit, and determine their powers and duties and fix their salaries or emoluments and require security in such instances and to such amounts as they think fit;

     (7) accept a surrender of shares from any shareholder insofar as the law permits and on such terms and conditions as may be agreed;

     (8) appoint any person or persons to accept and hold in trust for the Company any property belonging to the Company, or in which it is interested, execute and do all such deeds and things as may be required in relation to such trust, and provide for the remuneration of such trustee or trustees;

     (9) institute, conduct, defend, compound or abandon any legal proceedings by and against the Company, its directors or its officers or otherwise concerning the affairs of the Company, and also compound and allow time for payment or satisfaction of any debts due and of any claims or demands by or against the Company;

    (10) refer any claims or demands by or against the Company to arbitration and observe and perform the awards;

    (11) make and give receipts, releases and other discharges for amounts payable to the Company and for claims and demands of the Company;

    (12) determine who may exercise the borrowing powers of the Company and sign on the Company's behalf bonds, debentures or other securities, bills, notes, receipts, acceptances, assignments, transfers, hypothecations, pledges, endorsements, cheques, drafts, releases, contracts, agreements and all other instruments and documents;

    (13) provide for the management of the affairs of the Company abroad in such manner as they think fit, and in particular appoint any person to be the attorney or agent of the Company with such powers (including power to sub-delegate) and upon such terms as may be thought fit;

    (14) invest and deal with any funds of the Company in such securities and in such manner as they think fit; and vary or realize such investments;

    (15) subject to the Act, execute in the name and on behalf of the Company in favour of any director or other person who may incur or be about to incur any personal liability for the benefit of the Company such mortgages of the Company's property, present and future, as they think fit;

   (16) give any officer or employee of the Company a commission on the profits of any particular business or transaction or a share in the general profits of the Company;

   (17) set aside out of the profits of the Company before declaring any dividend such amounts as they think proper as a reserve fund to meet contingencies or provide for dividends, depreciation, repairing, improving and maintaining any of the property of the Company and such other purposes as the directors may in their absolute discretion think in the interests of the Company; and invest such amounts in such investments as they think fit, and deal with and vary such investments, and dispose of all or any part of them for the benefit of the Company, and divide the reserve fund into such special funds as they think fit, with full power to employ the assets constituting the reserve fund in the business of the Company without being bound to keep them separate from the other assets;

    (18) make, vary and repeal rules respecting the business of the Company, its officers and employees, the shareholders of the Company or any section or class of them;

    (19) enter into all such negotiations and contracts, rescind and vary all such contracts, and execute and do all such acts, deeds and things in the name and on behalf of the Company as they consider expedient for or in relation to any of the matters aforesaid or otherwise for the purposes of the Company;

    (20) provide for the management of the affairs of the Company in such manner as they think fit.

                               SOLICITORS

134. The Company may employ or retain solicitors any of whom may, at the request or on the instruction of the directors, the Chairman, the President or a managing director, attend meetings of the directors or shareholders, whether or not the solicitor is a shareholder or a director of the Company. A solicitor who is also a director may nevertheless charge for services rendered to the Company as a solicitor.

                                THE SEAL

135. The directors shall arrange for the safe custody of the common seal of the Company (the "Seal"). The Seal may be affixed to any instrument in the presence of and contemporaneously with the attesting signature of (i) any director or officer acting within such person's authority or (ii) any person under the authority of a resolution of the directors or a committee thereof. For the purpose of certifying documents or proceedings the Seal may be affixed by any director or the President, a vice-president, the Secretary, an assistant secretary or any other officer of the Company without the authorization of a resolution of the directors.

136. The Company may have facsimiles of the Seal which may be used interchangeably with the Seal.

137. The Company may have for use at any place outside the Province of Nova Scotia, as to all matters to which the corporate existence and capacity of the Company extends, an official seal that is a facsimile of the Seal of the Company with the addition on its face of the name of the place where it is to be used; and the Company may by writing under its Seal authorize any person to affix such official seal at such place to any document to which the Company is a party.

                               DIVIDENDS

138. The directors may from time to time declare such dividend as they deem proper upon shares of the Company according to the rights and restrictions attached to any class or series of shares, and may determine the date upon which such dividend will be payable and that it will be payable to the persons registered as the holders of the shares on which it is declared at the close of business upon a record date. No transfer of such shares registered after the record date shall pass any right to the dividend so declared.

139. No dividends shall be payable except out of the profits, retained earnings or contributed surplus of the Company and no interest shall be payable on any dividend except insofar as the rights attached to any class or series of shares provide otherwise.

140. The declaration of the directors as to the amount of the profits, retained earnings or contributed surplus of the Company shall be conclusive.

141. The directors may from time to time pay to the shareholders such interim dividends as in their judgment the position of the Company justifies.

142. Subject to the Memorandum, these Articles and the rights and restrictions attached to any class or series of shares, dividends may be declared and paid to the shareholders in proportion to the amount of capital paid-up on the shares (not including any capital paid-up bearing interest) held by them respectively.

143. The directors may deduct from the dividends payable to any shareholder amounts due and payable by the shareholder to the Company on account of calls, instalments or otherwise, and may apply the same in or towards satisfaction of such amounts so due and payable.

144. The directors may retain any dividends on which the Company has a lien, and may apply the same in or towards satisfaction of the debts, liabilities or engagements in respect of which the lien exists.

145. The directors may retain the dividends payable upon shares to which a person is entitled or entitled to transfer upon the death or bankruptcy of a shareholder or in any way other than by allotment or transfer, until such person has become registered as the holder of such shares or has duly transferred such shares.

146. When the directors declare a dividend on a class or series of shares and also make a call on such shares payable on or before the date on which the dividend is payable, the directors may retain all or part of the dividend and set off the amount retained against the call.

147. The directors may declare that a dividend be paid by the distribution of cash, paid-up shares (at par or at a premium), debentures, bonds or other securities of the Company or of any other company or any other specific assets held or to be acquired by the Company or in any one or more of such ways.

148. The directors may settle any difficulty that may arise in regard to the distribution of a dividend as they think expedient, and in particular without restricting the generality of the foregoing may issue fractional certificates, may fix the value for distribution of any specific assets, may determine that cash payments will be made to any shareholders upon the footing of the value so fixed or that fractions may be disregarded in order to adjust the rights of all parties, and may vest cash or specific assets in trustees upon such trusts for the persons entitled to the dividend as may seem expedient to the directors.

149. Any person registered as a joint holder of any share may give effectual receipts for all dividends and payments on account of dividends in respect of such share.

150. Unless otherwise determined by the Directors, any dividend may be paid by a cheque or warrant delivered to or sent through the post to the registered address of the member entitled, or, when there are joint holders, to the registered address of that one whose name stands first on the register for the shares jointly held. Every cheque or warrant so delivered or sent shall be made payable to the order of the person to whom it is delivered or sent. The mailing or other transmission to a shareholder at the shareholder's registered address (or, in the case of joint shareholders at the address of the holder whose name stands first on the register) of a cheque payable to the order of the person to whom it is addressed for the amount of any dividend payable in cash after the deduction of any tax which the Company has properly withheld, shall discharge the Company's liability for the dividend unless the cheque is not paid on due presentation. If any cheque for a dividend payable in cash is not received, the Company shall issue to the shareholder a replacement cheque for the same amount on such terms as to indemnity and evidence of non-receipt as the directors may impose. No shareholder may recover by action or other legal process against the Company any dividend represented by a cheque that has not been duly presented to a banker of the Company for payment or that otherwise remains unclaimed for 6 years from the date on which it was payable.

                                ACCOUNTS

151. The directors shall cause proper books of account to be kept of the amounts received and expended by the Company, the matters in respect of which such receipts and expenditures take place, all sales and purchases of goods by the Company, and the assets, credits and liabilities of the Company.

152. The books of account shall be kept at the head office of the Company or at such other place or places as the directors may direct.

153. The directors shall from time to time determine whether and to what extent and at what times and places and under what conditions the accounts and books of the Company or any of them shall be open to inspection of the shareholders, and no shareholder shall have any right to inspect any account or book or document of the Company except as conferred by statute or authorized by the directors or a resolution of the shareholders.

154. At the ordinary general meeting in every year the directors shall lay before the Company such financial statements and reports in connection therewith as may be required by the Act or other applicable statute or regulation thereunder and shall distribute copies thereof at such times and to such persons as may be required by statute or regulation.

                           AUDITORS AND AUDIT

155. The Company shall at each ordinary general meeting appoint an auditor or auditors to hold office until the next ordinary general meeting. If at any general meeting at which the appointment of an auditor or auditors is to take place and no such appointment takes place, or if no ordinary general meeting is held in any year or period of years, the directors shall appoint an auditor or auditors to hold office until the next ordinary general meeting.

156. The first auditors of the Company may be appointed by the directors at any time before the first ordinary general meeting and the auditors so appointed shall hold office until such meeting unless previously removed by a resolution of the shareholders, in which event the shareholders may appoint auditors.

157. The directors may fill any casual vacancy in the office of the auditor but while any such vacancy continues the surviving or continuing auditor or auditors, if any, may act.

158. The Company may appoint as auditor any person, including a shareholder, not disqualified by statute.

159. An auditor may be removed or replaced in the circumstances and in the manner specified in the Act.

160. The remuneration of the auditors shall be fixed by the shareholders, or by the directors pursuant to authorization given by the shareholders, except that the remuneration of an auditor appointed to fill a casual vacancy may be fixed by the directors.

161. The auditors shall conduct such audit as may be required by the Act and their report, if any, shall be dealt with by the Company as required by the Act.

                                NOTICES

162. A notice (including any communication or document) shall be sufficiently given, delivered or served by the Company upon a shareholder, director, officer or auditor by personal delivery at such person's registered address (or, in the case of a director, officer or auditor, last known address) or by prepaid mail, telegraph, telex, facsimile machine or other electronic means of communication addressed to such person at such address.

163. Shareholders having no registered address shall not be entitled to receive notice.

164. The holder of a Share Warrant shall not, unless otherwise expressed therein, be entitled in respect thereof to notice of any general meeting of the Company.

165. All notices with respect to registered shares to which persons are jointly entitled may be sufficiently given to all joint holders thereof by notice given to whichever of such persons is named first in the Register for such shares.

166. Any notice sent by mail shall be deemed to be given, delivered or served on the earlier of actual receipt and the third business day following that upon which it is mailed, and in proving such service it shall be sufficient to prove that the notice was properly addressed and mailed with the postage prepaid thereon. Any notice given by electronic means of communication shall be deemed to be given when entered into the appropriate transmitting device for transmission. A certificate in writing signed on behalf of the Company that the notice was so addressed and mailed or transmitted shall be conclusive evidence thereof.

167. Every person who by operation of law, transfer or other means whatsoever becomes entitled to any share shall be bound by every notice in respect of such share that prior to such person's name and address being entered on the Register was duly served in the manner hereinbefore provided upon the person from whom such person derived title to such share.

168. Any notice delivered, sent or transmitted to the registered address of any shareholder pursuant to these Articles, shall, notwithstanding that such shareholder is then deceased and that the Company has notice thereof, be deemed to have been served in respect of any registered shares, whether held by such deceased shareholder solely or jointly with other persons, until some other person is registered as the holder or joint holder thereof, and such service shall for all purposes of these Articles be deemed a sufficient service of such notice on the heirs, executors or administrators of the deceased shareholder and all joint holders of such shares.

169. Any notice may bear the name or signature, manual or reproduced, of the person giving the notice.

170. When a given number of days' notice or notice extending over any other period is required to be given, the day of service and the day upon which such notice expires shall not, unless it is otherwise provided, be counted in such number of days or other period.

                               INDEMNITY

171. Every director or officer, former director or officer, or person who acts or acted at the Company's request, as a director or officer of the Company, a body corporate, partnership or other association of which the Company is or was a shareholder, partner, member or creditor, and the heirs and legal representatives of such person, in the absence of any dishonesty on the part of such person, shall be indemnified by the Company against, and it shall be the duty of the directors out of the funds of the Company to pay, all costs, losses and expenses, including an amount paid to settle an action or claim or satisfy a judgment, that such director, officer or person may incur or become liable to pay in respect of any claim made against such person or civil, criminal or administrative action or proceeding to which such person is made a party by reason of being or having been a director or officer of the Company or such body corporate, partnership or other association, whether the Company is a claimant or party to such action or proceeding or otherwise; and the amount for which such indemnity is proved shall immediately attach as a lien on the property of the Company and have priority as against the shareholders over all other claims.

172. No director or officer, former director or officer, or person who acts or acted at the Company's request, as a director or officer of the Company, a body corporate, partnership or other association of which the Company is or was a shareholder, partner, member or creditor, in the absence of any dishonesty on such person's part, shall be liable for the acts, receipts, neglects or defaults of any other director, officer or such person, or for joining in any receipt or other act for conformity, or for any loss, damage or expense happening to the Company through the insufficiency or deficiency of title to any property acquired for or on behalf of the Company, or through the insufficiency or deficiency of any security in or upon which any of the funds of the Company are invested, or for any loss or damage arising from the bankruptcy, insolvency or tortious acts of any person with whom any funds, securities or effects are deposited, or for any loss occasioned by error of judgment or oversight on the part of such person, or for any other loss, damage or misfortune whatsoever which happens in the execution of the duties of such person or in relation thereto.

                               REMINDERS

173. The directors shall comply with the following provisions of the Act or the Corporations Registration Act (Nova Scotia) where indicated:

     (1)  Keep a current register of shareholders (Section 42).

     (2) Keep a current register of directors, officers and managers, send to the Registrar a copy thereof and notice of all changes therein (Section 98).

     (3) Keep a current register of holders of bonds, debentures and other securities (Section 111 and Third Schedule).

     (4) Send notice to the Registrar of any redemption or purchase of preference shares (Section 50).

     (5) Send notice to the Registrar of any consolidation, division, conversion or reconversion of the share capital or stock of the Company (Section 53).

     (6)  Send notice to the Registrar of any increase of capital
          (Section 55).

     (7) Call a general meeting every year within the proper time (Section 83). Meetings must be held not later than 15 months after the preceding general meeting.

     (8)  Send to the Registrar copies of all special resolutions
          (Section 88).

     (9) When shares are issued for a consideration other than cash, file a copy of the contract with the Registrar on or before the date on which the shares are issued (Section 109).

    (10) Send to the Registrar notice of the address of the Company's Office and of all changes in such address (Section 79).

    (11) Keep proper minutes of all shareholders' meetings and directors' meetings in the Company's minute book kept at the Company's Office (Sections 89 and 90).

    (12) Obtain a certificate under the Corporations Registration Act (Nova Scotia) as soon as business is commenced.

    (13) Send notice of recognized agent to the Registrar under the Corporations Registration Act (Nova Scotia).

              TABLE OF CONTENTS TO ARTICLES OF ASSOCIATION

Article        Description                                         Page
-------        -----------                                         ----

  1.       Interpretation        	                                 1
  2.       Table A not to apply                                      1
  3.       Pre-Incorporation Agreement        	                     1

                                 SHARES

  4.       Payment of expenses of Incorporation, etc.                2
  5.       May commence business at once        	               2
  6.       Shares under control of directors        	               2
  7.       Commission on subscription        	                     2
  8.       Amount and timing of calls, etc.        	               2
  9.       Installments payable by registered holder        	   2
 10.       Joint registration of shares                              2
 11.       Liability of joint holders - survivor only recognized     2
 12.       Registered holder treated as absolute owner               2
 13.       Private company                                           2

                              CERTIFICATES

 14.       Share certificates                                        3
 15.       Entitlement to share certificate                          3
 16.       Certificate issued to joint holders                       3
 17.       Worn out, defaced or lost certificates                    3
 18.       Fee for certificate                                       3
 19.       Branch registers                                          3

                                 CALLS

 20.       Directors may make calls                                  4
 21.       When calls deemed made                                    4
 22.       Notice of call - timing and contents                      4
 23.       Interest on unpaid call                                   4
 24.       Resolution making call conclusive evidence                4
 25.       Shareholders advances on unpaid shares                    4

                          FORFEITURE OF SHARES

 26.       Notice before forfeiture                                  4
 27.       Contents of notice        	                           4
 28.       Forfeiture when notice not complied with                  4
 29.       Notice of forfeiture resolution, register entry           5
 30.       Forfeited share becomes property of Company               5
 31.       Annulment of forfeiture, etc.                             5
 32.       Liability of shareholders to pay call after forfeiture    5
 33.       Certificate of forfeiture conclusive evidence             5

                             LIEN ON SHARES

 34.       Lien on shares for debts of shareholder                   5
 35.       Sale of shares not paid up to enforce lien                5
 36.       Application of proceeds of shares by Company              5

                           VALIDITY OF SALES

 37.       Validity of sale on forfeiture or to enforce lien         6

                           TRANSFER OF SHARES

 38.       How transfer effected                                     6
 39.       Form of transfer instrument                               6
 40.       Directors may decline to register transfer                6
 41.       Delivery of transfer for registration                     6
 42.       Fee on transfer        	                                 6
 43.       Transfer instrument to remain with Company        	   6

                         TRANSMISSION OF SHARES

 44.       Executors of deceased recognized as holder                7
 45.       Right of executor of sole shareholder                     7
 46.       Transmission of shares on death, bankruptcy               7

                          SURRENDER OF SHARES

 47.       Surrender of shares in compromise                         7

                            SHARE WARRANTS

 48.       Issue of Share Warrants                                   7
 49.       Conditions under which Share Warrants issued        	   7

                   INCREASE AND REDUCTION OF CAPITAL

 50.       Increase of capital                                       8
 51.       Terms of issue of new shares        	                     8
 52.       New shares may be offered to existing shareholders        8
 53.       New capital within control of directors                   8
 54.       Reduction of capital        	                           8

                         ALTERATION OF CAPITAL

 55.       Altering capital by ordinary resolution                   8
 56.       Altering capital by special resolution        	         8
 57.       Redemption and purchase of shares        	               9

                       INTEREST ON SHARE CAPITAL

 58.       When share capital may bear interest                      9

                      CLASSES AND SERIES OF SHARES

 59.       Shares with preferred, deferred or special rights         9

                 MEETINGS AND VOTING BY CLASS OR SERIES

 60.       Procedure, etc. for class vote                           10
 61.       Restrictions on separate class and series votes          10

                            BORROWING POWERS

 62.       Directors' authority to borrow, give security, guarantee 10
 63.       Securities assignable free from equities                 10
 64.       Securities at discount, premium, with preference         10

                            GENERAL MEETINGS

 65.       Ordinary general meetings        	                    11
 66.       Special general meetings - how called                    11
 67.       Contents of requisition        	                    11
 68.       Notice of meeting - Waiver of notice        	        11
 69.       Notice of two meetings for special resolution        	  11
 70.       Accidental omission of notice        	              11

                              RECORD DATES

 71.       Setting record dates - when no record date set           11

                    PROCEEDINGS AT GENERAL MEETINGS

 72.       Business of ordinary general meeting                     12
 73.       Quorum prerequisite to holding meeting        	        12
 74.       Requirements for quorum        	                    12
 75.       Chairman of meeting        	                          12
 76.       If quorum not present - dissolution or adjournment       12
 77.       Resolution by show of hands - demand of poll        	  12
 78.       Conduct of poll        	                                12
 79.       Casting vote        	                                12
 80.       Adjournment of meeting        	                          12
 81.       Poll on question of adjournment, election of chairman    13
 82.       Effect of demand of poll on continuance of meeting       13

                         VOTES OF SHAREHOLDERS

 83.       Voting generally                                         13
 84.       Votes on transmission by death, bankruptcy, etc.         13
 85.       Votes of joint registered shareholders        	        13
 86.       Voting in person, by proxy, by corporate representative  13
 87.       Proxy requirements generally        	                    13
 88.       Votes of shareholders of unsound mind        	        13
 89.       Depositing proxies before meeting        	              13
 90.       Votes by proxy after authority revoked        	        14
 91.       Form of proxy        	                                14
 92.       Votes when call due on shares        	              14
 93.       Resolution of directors ratified by shareholders         14
 94.       Resolution in writing without meeting        	        14

                               DIRECTORS

 95.       Number of directors                                      14
 96.       First directors        	                                14
 97.       Remuneration of directors        	                    15
 98.       Directors may act notwithstanding        	              15
 99.       Directors may also be officers        	              15
100.       Vacation of office on bankruptcy, etc.        	        15
101.       Directors' conflicts of interest        	              15

                         ELECTION OF DIRECTORS

102.       Election of directors at general meeting                 15
103.       Retiring directors remain in office until succeeded      15
104.       Number of directors elected, qualification        	  16
105.       Removal of director        	                          16
106.       When directors may be appointed by other directors       16

                            MANAGING DIRECTOR

107.       Authority to appoint managing director                   16
108.       Resignation and removal of managing director        	  16
109.       Remuneration of managing director        	              16
110.       Powers and duties of managing director        	        16

                         CHAIRMAN OF THE BOARD

111.       Chairman of the Board                                    16

                     PRESIDENT AND VICE-PRESIDENTS

112.       President        	                                      16
113.       Vice-Presidents        	                                16

                        SECRETARY AND TREASURER

114.       Secretary                                                17
115.       Treasurer        	                                      17

                                OFFICERS

116.       Other officers        	                                17
117.       Same person may hold more than one office                17

                        PROCEEDINGS OF DIRECTORS

118.       Meetings of directors - quorum requirement               17
119.       Participation at meeting by telephone        	        17
120.       Place of meetings - When notice required        	        17
121.       Summoning of meetings        	                          17
122.       Questions decided by majority - casting vote - proxies   18
123.       Chairman of directors' meeting                           18
124.       Authority of meeting when quorum present        	        18
125.       Committees of directors        	                    18
126.       Proceedings of committees of directors        	        18
127.       Effect on meeting of defectively appointed director      18
128.       Resolution of directors in writing without meeting       18
129.       Remuneration of directors for extra services        	  18

                               REGISTERS

130.       Registers and branch registers                           19

                                MINUTES

131.       Minutes and Minute books - minutes prima facie evidence  19

                          POWERS OF DIRECTORS

132.       General powers of directors        	                    19
133.       Specifically enumerated powers of directors              19

                               SOLICITORS

134.       Solicitors                                               21

                                THE SEAL

135.       Use of common seal                                       21
136.       Facsimiles of common seal        	                    21
137.       Facsimile seal for use outside Nova Scotia        	  21

                               DIVIDENDS

138.       Declaration of dividends                                 22
139.       Dividends payable from profits, etc.        	        22
140.       Declaration of amount of profits, etc., conclusive       22
141.       Interim dividends        	                          22
142.       Dividends differentiated by paid-up capital        	  22
143.       Right to set off debts against dividends                 22
144.       Where lien on dividends        	                    22
145.       Dividends on shares of deceased, etc.        	        22
146.       Setting off calls and dividends        	              22
147.       Cash dividend, dividend in kind, stock dividend, etc.    22
148.       Power of directors to settle issues re dividends         22
149.       Dividends on jointly registered shares        	        23
150.       Satisfaction of dividend        	                    23

                                ACCOUNTS

151.       Directors' duty to keep accounts        	              23
152.       Where books to be kept        	                          23
153.       Inspection of books by shareholders        	        23
154.       Reports on accounts to general meeting        	        23

                           AUDITORS AND AUDIT

155.       Appointment of auditors at ordinary general meeting      23
156.       First auditors        	                                23
157.       Directors may fill casual vacancy        	              24
158.       Persons qualified for appointment as auditors        	  24
159.       Removal of auditor        	                          24
160.       Remuneration        	                                24
161.       Duties of auditors        	                          24

                                NOTICES

162.       How notice given                                         24
163.       Notice to shareholder without registered address         24
164.       Holders of share warrants not entitled to notice         24
165.       Notice to joint holders        	                    24
166.       When notice deemed given - proof of notice        	  24
167.       Transferees bound by prior notice        	              24
168.       Notice valid through shareholder deceased        	  24
169.       How notice to be signed        	                    25
170.       How time to be counted        	                          25

                               INDEMNITY

171.       Indemnity of directors, officers, etc.                   25
172.       Individual liability of directors, officers, etc.        25

                               REMINDERS

173.       Reminders of directors of obligations under Act          25