Form 10QSB
period 1998-06-30
PREMIS CORP
filed 1998-08-14
CIK 724910

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

             For the quarterly period ended  June 30, 1998

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 4,733,552 as of June 30, 1998.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ X ]



PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           PREMIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except per share data) (unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                     ------------------
                                                      1998        1997
                                                      ----        ----
REVENUES:
 Systems                                            $   108    $ 1,583
 Maintenance fees and other revenue                     455        493
                                                    -------    -------
 Total revenues                                         563      2,076

COST OF REVENUES:
 Systems                                                 64      1,067
 Maintenance fees and other revenue                     180        164
                                                    -------    -------
 Total cost of revenues                                 244      1,231
                                                    -------    -------
GROSS PROFIT                                            319        845

OPERATING EXPENSES:
 Selling, general and administrative                    575        727
 Research and development                               658        385
                                                    -------    -------
 Total operating expenses                             1,233      1,112
                                                    -------    -------
OPERATING LOSS                                         (914)      (267)

 Interest income, net                                     2         33
 Other income                                            56         25
                                                    -------    -------
LOSS BEFORE INCOME TAXES                               (856)      (209)

 Income tax expense (benefit)                            (4)         2
                                                    -------    -------
NET LOSS                                            $  (852)   $  (211)
                                                    =======    =======

Net loss per share - basic and diluted              $  (.18)   $  (.04)
                                                    =======    =======

Weighted average shares outstanding                   4,729      4,716
                                                      =====      =====



                           PREMIS CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                          June 30, 1998  March 31, 1998
                                          -------------  --------------
                                           (unaudited)      (audited)

ASSETS
Current assets:
 Cash and cash equivalents                     $    593        $  1,360
 Accounts receivable, net                           583             610
 Inventory                                           47              13
 Prepaid expenses and other current assets          392             408
 Refundable income taxes                            147             149
                                               --------        --------
      Total current assets                        1,762           2,540
                                               --------        --------

Property and equipment, net                       1,257           1,316
Note receivable                                     374             405
Software distribution rights, net                    62              83
                                               --------        --------
TOTAL ASSETS                                   $  3,455        $  4,344
                                               ========        ========

LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses         $    554        $    608
 Unearned revenue                                   917             858
 Current portion of notes payable                    62              82
 Current portion of capital lease obligation         65              63
                                               --------        --------
      Total current liabilities                   1,598           1,611
                                               --------        --------

Long-term liabilities:
 Capital lease obligation                           776             793
 Notes payable                                       66              78
                                               --------        --------
      Total long-term liabilities                   842             871
                                               --------        --------

Shareholders' equity:
 Common stock                                        47              47
 Additional paid in capital                       9,648           9,644
 Accumulated deficit                             (8,685)         (7,833)
 Foreign currency translation                         5               4
                                               --------        --------
      Total shareholders' equity                  1,015           1,862
                                               --------        --------

TOTAL LIABILITIES AND                          --------        --------
 SHAREHOLDERS' EQUITY                          $  3,455        $  4,344
                                               ========        ========



                           PREMIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands) (unaudited)

                                                   Three Months Ended
                                                          June 30,
                                                 ----------------------
                                                  1998            1997
                                                 ------          ------

OPERATING ACTIVITIES
Net Loss                                        $  (852)        $  (211)
 Adjustments to reconcile net income to net
  cash (used) provided by operating activities:
     Depreciation and amortization                   83              82
 Changes in assets and liabilities:
     Current assets                                  25             824
     Current liabilities                              4            (136)
                                                -------         -------
Net cash (used in) provided by
 operating activities                              (740)            559
                                                -------         -------

INVESTING ACTIVITIES
 Repurchase of common stock                           -             (61)
 Purchase of property and equipment                  (3)            (41)
                                                -------         -------
Net cash (used in) investing activities              (3)           (102)
                                                -------         -------

FINANCING ACTIVITIES
 Proceeds from the exercise of common
  stock options                                       4               1
 Proceeds from note payable                           -              47
 Proceeds from notes receivable                      19              25
 Repayment of bank line of credit                     -            (181)
 Capital lease obligations                          (15)            (13)
 Payments on notes payable                          (32)            (49)
                                                -------         -------
Net cash (used in) financing activities             (24)           (170)
                                                -------         -------

Net (decrease) increase in cash and
 cash equivalents                                  (767)            287

Cash and cash equivalents, beginning of
 fiscal year                                      1,360           2,434
                                                -------         -------
Cash and cash equivalents, at end of period     $   593         $ 2,721
                                                =======         =======



                           PREMIS CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, with the exception of the balance sheet for March 31, 1998, which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-KSB Report for the fiscal year ended
March 31, 1998.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3. NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued
Statement No. 128, "Earnings Per Share", which was adopted on
December 31, 1997. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic earnings per share is computed on the basis of the average number of common shares outstanding.
Diluted earnings per share is not presented as the effect of outstanding stock options and warrants in a loss period are anti-dilutive.

4. SIGNIFICANT ACCOUNTING POLICIES

In November 1997, the Financial Accounting Standards Board issued SOP 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted 97-2 in the first quarter of fiscal 1999 and it did not materially impact revenue recognition for this time period.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties, some of which are discussed below. Other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for retail software systems; the risk of postponement of delivery dates and corresponding payment dates for system orders; the risk of order cancellations; the risk of delays in introducing new software products and the market's acceptance of such products. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, since such statements necessarily reflect the knowledge and belief of the Company which speak as to matters only as of the date hereof. The Company has no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

REVENUE. The Company's revenues are divided into two categories: systems revenues and maintenance and other services revenues. Systems revenues are composed principally of software license, hardware, long-term system development contracts and U.S. Postal Service site installation revenues. Maintenance fees and other revenue are composed principally of system maintenance contracts. The Company records revenues from software licenses, hardware and site installations upon the completion of services and customer acceptance. Revenues under long-term system development contracts are recognized over the period the Company satisfies its obligation using the percentage-of-completion method of accounting. Progress on the contracts is measured by the percentage of cost incurred to date to the total estimated cost of each contract. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve months.

Total revenues decreased by 73 percent to $563,000 for the first quarter of fiscal 1999, down from $2,076,000 in the same period of fiscal 1998. Total revenues for the three month period ended June 30, 1998 were generated primarily from maintenance contracts and sale of legacy system source code and reflect an anticipated decline associated with the Company's continued transition from providing custom system development solutions to selling the OpenEnterprise suite of products. With the first installation of OpenEnterprise announced in July 1998 the Company expects revenues derived from its systems revenue to increase during fiscal 1999.

The Company derives a substantial amount of its revenues from a small number of customers. Accordingly, the timing of product deliverables and amount of services performed for these customers may cause the Company's systems revenues to fluctuate. The Company expects continued volatility in systems revenues throughout the remainder of fiscal 1999.

GROSS PROFIT. Gross profit decreased to $319,000 in the first quarter of fiscal 1999 down from $845,000 in the same period of fiscal 1998. Gross profit as a percentage of revenue increased from 41 percent in the first quarter of fiscal 1998 to 57 percent in the first quarter of fiscal 1999. The increase in the margin as a percentage of revenue is primarily attributable to higher margin legacy system source code sales during the first quarter of fiscal 1999. The Company expects gross profit to fluctuate based on the level and composition of revenues. Additionally, the expected roll-out of U.S. Postal Service POS ONE software will favorably impact gross profit in the near term.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 21 percent to $575,000 in the first quarter of fiscal 1999 down from $727,000 in the same period of fiscal 1998. The decline is primarily attributed to a reduction in administrative personnel and related costs. The Company expects to continue to invest in infrastructure, sales and marketing activities of its products, development of market opportunities, and promotion of PREMIS Corporation's competitive position. SG&A expenses are expected to continue at current levels for the remainder of fiscal 1999. The Company would expect to modestly increase its selling and marketing related expenditures in the second half of fiscal 1999 contingent upon receipt of the first installment due under the Software License Agreement with NCR Corporation. See Part 2, Item 6(b) herein for information on the Software License Agreement with NCR Corporation.

RESEARCH AND DEVELOPMENT. Research and development expense for the first quarter ended June 30, 1998 was $658,000. This compares to $385,000 for the three month period ended June 30, 1997. The increased research and development expenditures are related to the PREMIS OpenEnterprise suite of products which include PREMIS OpenStore, PREMIS OpenOffice and PREMIS OpenNet. Research and development expenditures for the remainder of fiscal 1999 are expected to continue at approximately the same levels incurred for the first quarter of fiscal 1999, however, such expenditures are contingent upon receipt of the first installment due under the Software License Agreement with NCR Corporation. See Part 2, Item 6(b) herein for information on the Software License Agreement with NCR Corporation.


INTEREST AND OTHER INCOME. The difference in interest and other income between periods reflects interest earned on investments, as well as interest earned on the 5 year 12% note receivable in the original amount of $651,000 related to the licensing in fiscal 1997 of ADVANTAGE, the Company's Food Brokerage Technology. Such note is due and payable in monthly installments of $14,481. The interest income is off-set by interest expense on various debt instruments, including the Company's building capital lease obligation. Other income for the first quarter of fiscal 1999 was primarily generated from certain facility improvement allowances utilized for the Canadian operating location. Other income for the three month period ended June 30, 1997 was primarily generated from a sub-leasing arrangement for a portion of the Company's U.S. office facility. The sub-leasing arrangement expired on June 30, 1997.

INCOME TAX EXPENSE. The Company recognized a $4,000 income tax benefit during the first quarter of fiscal 1999, compared to income tax expense of $2,000 in the same period of fiscal 1998. The Company had no deferred tax asset or liability recorded as of June 30, 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $767,000 from March 31, 1998 to June 30, 1998. The decrease resulted primarily from an operating loss of $852,000 and repayment of notes payable. As of June 30, 1998, the Company had working capital of $164,000. PREMIS Systems Canada Incorporated, the Company's Canadian subsidiary, had a line of credit of $289,000 ($400,000 CAN) bearing interest at the Canadian prime rate plus 1% which was not renewed as of June 1, 1998. The line of credit was uncommitted and payable upon demand. Borrowings were limited to 75% of eligible accounts receivable, as defined. There was no outstanding balance at June 30, 1998. The line of credit was collateralized by substantially all the assets of the Canadian subsidiary (PREMIS Systems Canada Incorporated).

Capital expenditures for property and equipment in the first quarter of fiscal 1999 were $3,000. These expenditures primarily consisted of sales promotional equipment, computers and related equipment.

Effective June 3, 1998 the Company settled litigation which it commenced against Edward W. Anderson, formally employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada Incorporated (formerly, REF Retail Systems Corp. Incorporated). Following his termination by the Company Mr. Anderson's employment agreement provided that under certain circumstances, the Company would have been required to pay Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial
5 year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. Under the settlement agreement, the Company is obligated to pay Mr. Anderson $50,000 within thirty days after receipt by the Company of at least $2,000,000 from NCR Corporation, the United States Postal Service, or other person, in connection with the United States Postal Services'
POS ONE software but the Company does not guarantee when or if this payment will be received. See Part 2, Item 1 herein for information on legal proceedings against Mr. Anderson and Mr. Robert E. Ferguson.

The Company experienced a significant loss from operations in both fiscal 1998 and the first quarter of fiscal 1999, ending June 30, 1998, which has resulted in a significant reduction in its working capital.
As a result of these losses and the reduction of available funds, the Company has reduced its expense structure through certain reductions in personnel, facilities cost and research and development.
Although the Company believes that its current working capital and anticipated operating cash flows will be sufficient to fund its operations through March 31, 1999, this belief is contingent upon the Company receiving a payment of $3,250,000 under a software license agreement dated August 3, 1998 with NCR Corp. prior to September 30, 1998. The software license agreement replaces the Company's former subcontract with NCR Corp. in support of the United States Postal Service's POS ONE program. The agreement eliminates the Company's continuing obligations under its previous POS ONE subcontract with NCR to deliver point-of-sale software to the Postal Service in support of the POS ONE program. Under the new software license agreement a one-time software license fee will be paid to the Company by NCR Corp. in two installments of $3,250,000. The first license fee installment from NCR is due within 10 days of conditional acceptance of the POS ONE application software. For the purpose of the software license agreement, conditional acceptance is deemed to occur as of NCR's receipt of the Postal Service's written authorization to begin Phase I production deployment. Phase I deployment is expected to begin before the end of August 1998. The second installment is payable no later than June 1, 1999, and is contingent upon NCR's receipt of an order for Phase II application software as part of the POS ONE program, which includes PREMIS OpenStore. The $6,500,000 one-time license fee exceeds the amount anticipated under the former sub-contract for the POS ONE program. The former sub-contract called for a payment of approximately $2.2 million upon the USPS's final acceptance of the application software for Phase I.

If such payment is not received when anticipated the Company's ability to fund its operations and generate cash flows will be significantly and adversely affected. There is no assurance that the software license payment of $3,250,000 will be received prior to September 30, 1998. If future circumstances indicate that the Company will not receive the software license payment prior to September 30, 1998 it will require the Company to seek additional equity or debt financing. There is no assurance that equity or debt financing will be available or, if available, on acceptable terms. The Company is currently exploring opportunities with prospective investors including strategic partners and other funding sources.

The Company's ability to raise additional capital and/or raise capital on acceptable terms could be adversely affected as a result of the Company's delisting from the Nasdaq Stock Market effective with the close of business on July 17, 1998. See Part 2, Item 5 herein for information on the Company's delisting from the Nasdaq Stock Market.



PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

The Company has commenced legal proceedings against Edward W. Anderson and Robert E. Ferguson, the former owners of REF Retail Systems Corp. ("REF") which the Company acquired on October 1, 1996. Effective
July 15, 1997, Mr. Anderson ceased to be employed by the Company as President and Chief Executive Officer of PREMIS Systems Canada Incorporated (formerly, REF). Mr. Ferguson resigned as an officer, director and employee of REF on October 1, 1996. The legal proceeding against Mr. Anderson was filed in the United States District Court, District of Minnesota, Fourth Division on September 16, 1997
(Case No. 97-2087 MJD/AJB). The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). In both proceedings, the Company is seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. Additionally, the Anderson claim which was settled on June 3, 1998, sought to annul and declare void an employment agreement with Mr. Anderson dated October 1, 1996. Under the employment agreement with Mr. Anderson the Company could be required to pay Mr. Anderson an amount equal to his base salary that would have been payable for the balance of the initial five year term which commenced October 1, 1996. Mr. Anderson's annual base salary at the time of termination was CND$150,000. Mr. Anderson was also granted 650,000 common stock options under the terms of the employment agreement. Under the June 3, 1998, settlement arrangement with Mr. Anderson the grant of 650,000 common stock options has been cancelled along with all other rights afforded to Mr. Anderson under his employment agreement. The settlement requires the Company to pay Mr. Anderson $50,000 within thirty days after receipt by the Company of at least $2,000,000 from NCR Corporation, the United States Postal Service, or other person, in connection with the United States Postal Services' POS ONE software, but the Company does not guarantee when or if this payment will be received. Further, the Company releases Mr. Anderson of any past and future obligations. The Ferguson suit has not been settled as of August 14, 1998.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See proxy.

ITEM 5.  OTHER INFORMATION

The Nasdaq Stock Market, Inc. delisted the Company's common stock from trading on the Nasdaq Stock Market, effective the close of business on Friday, July 17, 1998, for failure to satisfy the revised listing maintenance standards adopted by The Nasdaq Stock Market, Inc. The revised listing maintenance standards became effective
February 23, 1998. The Company's common stock currently trades on the Over-the-Counter Bulletin Board System under the symbol PMIS.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)  EXHIBITS

     None.

(B)  REPORTS ON FORM 8-K

     The Company filed a report on Form 8K dated August 13, 1998 related to a Software License Agreement with NCR Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 1998

        PREMIS CORPORATION
        (Registrant)

        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer

        /S/ Richard R. Peterson
        Richard R. Peterson
        Chief Financial Officer
        (Principal Financial and Accounting Officer)