Form 10QSB
period 1998-09-30
PREMIS CORP
filed 1998-11-16
CIK 724910

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C. 20549

                              FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 4,733,552 as of September 30, 1998.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ X ]


PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                           PREMIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (in thousands, except per share data) (Unaudited)

                             Three Months Ended        Six Months Ended
                                September 30,            September 30,
                             ------------------        ----------------
                               1998     1997             1998     1997
                               ----     ----             ----     ----

REVENUES:
 Systems                     $3,461   $1,266           $3,839   $2,849
 Maintenance and other
  services                      303      377              489      870
       	        	      -----    -----            -----    -----

 Total revenues               3,764    1,643            4,328    3,719

COST OF REVENUES:
 Systems                         35      794              102    1,861
 Support and other               84      166              262      330
                              -----    -----            -----    -----

 Total cost of revenues         119      960              364    2,191
                              -----    -----            -----    -----
GROSS PROFIT                  3,645      683            3,964    1,528

OPERATING EXPENSES:
 Selling, general and
  administrative                531      694            1,085    1,421
 Research and development       432      448            1,112      833
             	        	-----    -----          -----    -----

Total operating expenses        963    1,142            2,197    2,254
                              -----    -----            -----    -----
Operating income(loss)        2,682     (459)           1,767     (726)

Interest income, net              7       13                9       46
Other (expense) income          (83)       4              (26)      29
                              -----    -----            -----    -----

NET INCOME (LOSS)
 BEFORE TAXES                 2,606     (442)           1,750     (651)

Income tax (benefit) expense     -        -                (4)       2
                              -----    -----            -----    -----

NET INCOME (LOSS)            $2,606   $ (442)          $1,754   $ (653)
                              =====    =====            =====    =====

Basic earnings (loss) per
 share                       $  .55   $ (.09)          $  .37   $ (.14)
Diluted earnings (loss) per
 share                       $  .52   $ (.09)          $  .36   $ (.14)

Shares used to compute:
 Basic earnings (loss)
  per share                   4,734    4,712            4,732    4,714
 Diluted earnings (loss)
  per share                   5,027    4,712            4,878    4,714



                           PREMIS CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                   September 30, 1998    March 31, 1998
                                   ------------------    --------------
                                       (unaudited)          (audited)

ASSETS
Current assets:
 Cash and cash equivalents              $   3,586          $   1,360
 Accounts receivable, net                     414                610
 Inventory                                      4                 13
 Prepaid expenses and other
  current assets                              349                408
 Refundable income taxes                      140                149
                                        ---------          ---------
      Total current assets                  4,493              2,540
                                        ---------          ---------

Property and equipment, net                 1,174              1,316
Note receivable                               341                405
Software distribution rights, net              42                 83
                                        ---------          ---------

TOTAL ASSETS                            $   6,050          $   4,344
                                        =========          =========

LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses  $     403          $     608
 Unearned revenue                           1,008                858
 Current portion of notes payable              53                 82
 Current portion of capital lease
  obligation                                   67                 63
                                        ---------          ---------
      Total current liabilities             1,531              1,611
                                        ---------          ---------

Long-term liabilities:
 Capital lease obligation                     758                793
 Notes payable                                 52                 78
                                        ---------          ---------
      Total long-term liabilities             810                871
                                        ---------          ---------

Shareholders' equity:
 Common stock                                  47                 47
 Additional paid in capital                 9,648              9,644
 Accumulated deficit                       (6,079)            (7,833)
 Cumulative translation adjustment             93                  4
                                        ---------          ---------
      Total shareholders' equity            3,709              1,862
                                        ---------          ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                   $   6,050          $   4,344
                                        =========          =========



                           PREMIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands) (unaudited)

                                                      Six Months Ended
                                                        September 30,
                                                     ------------------
                                                      1998        1997
                                                     ------      ------

OPERATING ACTIVITIES
Net income (loss)                                    $1,754      $ (653)
 Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
     Depreciation and amortization                      159         166
     Gain on sale of fixed assets                        (5)         -
     Proceeds from note receivable                       47          50
 Changes in assets and liabilities:
     Current assets                                     289       1,358
     Current liabilities                                (54)       (222)
                                                     ------      ------
Net cash provided by operating activities             2,190         699
                                                     ------      ------

INVESTING ACTIVITIES
 Proceeds from the sale of property and equipment        16          -
 Purchase of property and equipment                     (10)       (99)
                                                     ------     ------
Net cash provided by (used in) investing activities       6        (99)
                                                     ------     ------

FINANCING ACTIVITIES
 Proceeds from the exercise of common stock options       4          2
 Proceeds from note payable                               -         47
 Repayment of bank line of credit                         -       (116)
 Repurchase of common stock                               -        (61)
 Capital lease obligations                              (30)       (27)
 Repayment of debt                                      (55)      (101)
                                                     ------     ------
Net cash (used in) financing activities                 (81)      (256)
                                                     ------     ------

Effect of exchange rate changes on cash                 111         (4)
                                                     ------     ------
Net increase in cash and cash equivalents             2,226        340

Cash and cash equivalents, beginning of fiscal year   1,360      2,433
   	        	         	                       ------     ------
Cash and cash equivalents, end of period             $3,586     $2,773
                                                     ======     ======

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

3.  NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which was adopted on December 31, 1997. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Shares used in the net income
(loss) per share calculation are as follows:

                               Three Months Ended     Six Months Ended
                                  September 30,         September 30,
                               ------------------     ----------------

                                1998        1997       1998      1997
                                ----        ----       ----      ----

Shares- Basic earnings (loss)
 per share                     4,734       4,712      4,732     4,714
Dilutive common stock
 equivalents                     293         --         146       --
                               -----       -----      -----     -----
Shares- Dilutive earnings
 (loss) per share              5,027       4,712      4,878     4,714
                               =====       =====      =====     =====

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings
(loss) per share does not include the effect of outstanding stock options and warrants in a loss period as they are anti-dilutive.

4.  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective April 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended September 30, 1998 and 1997 are as follows:

                                  Three Months Ended   Six Months Ended
                                     September 30,       September 30,
                                  ------------------   ----------------
                                    1998     1997       1998     1997
                                    ----     ----       ----     ----

Comprehensive income (loss):
 Net income (loss)                $2,606   $ (442)    $1,754   $ (653)
Other comprehensive income (loss):
 Foreign currency translation
   adjustments                        88        1         89       (4)
                                  ------   ------     ------   ------
Comprehensive income (loss)       $2,694   $ (441)    $1,843   $ (657)
                                  ======   ======     ======   ======

5.  SEGMENT DISCLOSURES

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131") effective April 1, 1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers.
SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 2000.

6.  SOFTWARE REVENUE RECOGNITION

In November 1997, the Financial Accounting Standards Board issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted SOP 97-2 in the first quarter of fiscal 1999 and it did not materially impact revenue recognition for this time period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties, some of which are discussed below. Other factors that could cause actual results to differ materially from those described in the forward-looking statements include: volatility in the demand and price for retail software systems; the risk of postponement of delivery dates and corresponding payment dates for system orders; the risk of order cancellations; the risk of delays in introducing new software products; and the market's acceptance of such products. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, since such statements necessarily reflect the knowledge and belief of the Company which speak as to matters only as of the date hereof. The Company does not undertake, and shall have no obligation, to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

REVENUE. The Company's revenues are divided into two categories: systems revenues and maintenance and other services revenues. Systems revenues are composed principally of software license, hardware, long-term system development contracts and U.S. Postal Service ("USPS") site installation revenues. Maintenance fees and other revenue are composed principally of system maintenance contracts. The Company records revenues from software licenses, hardware and site installations upon the completion of services and customer acceptance. Revenues under long-term system development contracts are recognized over the period the Company satisfies its obligation using the percentage-of-completion method of accounting. Progress on the contracts is measured by the percentage of cost incurred to date to the total estimated cost of each contract. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve months.

Total revenues increased by 129 percent to $3,764,000 for the second quarter of fiscal 1999, up from $1,643,000 in the same period of fiscal 1998. For the six months ended September 30, 1998, total revenues increased 16 percent to $4,328,000 from $3,719,000 in fiscal 1998. Systems revenues for the three month period ended September 30, 1998 included license fees of $3,250,000 under an agreement with NCR Corporation permitting NCR to employ PREMIS' commercial OpenStore technology in the U. S. Postal Service's POS ONE program.
Maintenance and other services revenues declined 20 percent to $303,000 from $377,000. See Part 2, Item 6(b) herein for information on the Software License Agreement with NCR Corporation.

The Company derives a substantial amount of its revenues from a small number of customers. Accordingly, the timing of product deliverables and amount of services performed for these customers may cause the Company's systems revenues to fluctuate widely. The Company expects continued volatility in systems revenues throughout the remainder of fiscal 1999.

GROSS PROFIT. Gross profit increased to $3,645,000 in the second quarter of fiscal 1999 up from $683,000 in the same period of fiscal 1998. Gross profit as a percentage of revenue increased to 97 percent in the second quarter of fiscal 1999 from 42 percent in the second quarter of fiscal 1998. Gross profit increased to $3,964,000 in the six month period ended September 30, 1998, up from $1,528,000 in the same period of fiscal 1998. As a percentage of revenue, gross profit was 92 percent and 41 percent for the six months ended
September 30, 1998 and September 30, 1997, respectively. The increase in the margin in absolute dollars and as a percentage of revenue is primarily attributable to the recognition of the $3,250,000 license fee related to the Software License Agreement with NCR Corporation. The Company expects gross profit to fluctuate widely based on the level and composition of revenues.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 23 percent to $531,000 in the second quarter of fiscal 1999 down from $694,000 in the same period of fiscal 1998. Selling, general and administrative expenses decreased by 24% for the six month period ended September 30, 1998 to $1,085,000, down from $1,421,000 in the same period of fiscal
1998. The decline is primarily attributed to a reduction in administrative personnel and related costs. The Company expects to continue to invest in infrastructure, sales and marketing activities of its products, development of market opportunities, and promotion of PREMIS Corporation's competitive position. The Company expects to modestly increase its selling and marketing related expenditures in the second half of fiscal 1999 while continuing to reduce other general and administrative expenses, including the cost of facilities. Overall, SG&A expenses are expected to continue at or slightly below current levels for the remainder of fiscal 1999.

RESEARCH AND DEVELOPMENT. Research and development expense for the second quarter and six month periods ended September 30, 1998 was $432,000 and $1,112,000, respectively. This compares to $448,000 and $833,000 for the three and six month periods ended
September 30, 1997. The increase in research and development expenditures for the six month period are related to the continued development and enhancement of PREMIS OpenEnterprise suite of products which include PREMIS OpenStore, PREMIS OpenOffice and PREMIS OpenNet. Research and development expenditures for the remainder of fiscal 1999 are expected to continue at approximately the same levels incurred for the second quarter of fiscal 1999.

INTEREST AND OTHER INCOME. The difference in interest income between periods reflects interest earned on investments, as well as interest earned on the 5-year 12% note receivable in the original amount of $651,000 related to the licensing in fiscal 1997 of ADVANTAGE, the Company's Food Brokerage Technology. Such note is due and payable in monthly installments of $14,481. The interest income is off-set by interest expense on various debt instruments, including the Company's building capital lease obligation. Other expense for the three and six month periods ended September 30, 1998 was primarily due to foreign currency losses resulting from the Canadian subsidiary's investments held in US dollar accounts. These foreign exchange losses were partially off-set by foreign currency gains on US dollar receivables held by the Canadian subsidiary. Other income for the six month period ended September 30, 1997 was primarily generated from a sub-leasing arrangement for a portion of the Company's U.S. office facility. The sub-leasing arrangement expired on June 30, 1997.

INCOME TAX EXPENSE. Although the Company had net income of $2,606,000 for the second quarter of fiscal 1999, no income tax expense was recorded, since the Company believes its net operating loss carryforwards and Canadian research and development tax credits are adequate to offset current period earnings. Income tax (benefit) expense was ($4,000) and $2,000 for the six month periods ended September 30, 1998 and 1997, respectively. The Company has not previously recorded any deferred tax asset and related income tax benefit associated with its accumulated net operating losses or research and development credits. The determination not to record such deferred tax asset in prior periods was based on management's belief that it was not more likely than not that such deferred tax asset would be realized in future periods. The Company had no deferred tax asset or liability recorded as of September 30, 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $2,226,000 from March 31, 1998 to September 30, 1998. The increase resulted from the receipt of a license payment of $3,250,000 under a software license agreement dated August 3, 1998 with NCR Corporation received during the second quarter of fiscal 1999. As of September 30, 1998, the Company had working capital of $2,962,000 compared to working capital of $164,000 and $929,000 at June 30, 1998 and March 31, 1998,
respectively.

Capital expenditures for property and equipment in the first six months of fiscal 1999 were $10,000. These expenditures primarily consisted of computers and related equipment. The Company expects to invest another $125,000 throughout the remainder of fiscal 1999, mainly for computer equipment and upgrades and facilities.

Under the software license agreement with NCR Corporation a one-time software license fee will be paid to the Company by NCR in two installments of $3,250,000. The first license fee installment was received during the second quarter of fiscal 1999. The second installment is payable no later than June 1, 1999, but only if NCR receives an order for Phase II application software as part of the POS ONE program, which includes PREMIS OpenStore. The $6,500,000 one-time license fee exceeds the amount anticipated under the former sub-contract for the POS ONE program. The former sub-contract called for a payment of approximately $2.2 million upon the USPS's final acceptance of the application software for Phase I.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months.

Year 2000 Compliance

Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millenium Bug" or "Year 2000 Problem".

Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company as well as software developed and sold by the Company. Accordingly, the Company is reviewing its internal computer programs and systems and its products to ensure that the programs and systems will be Year 2000 compliant. As more fully described below, the Company presently believes that its internal computer systems and its products are or will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

Software Sold to Customers. The Company believes it has substantially identified and resolved all potential Year 2000 Problems with any of the software products which it currently develops and markets. Currently, the Company only develops and markets software products which were originally developed as Year 2000 compliant. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

The Company has previously installed custom software point of sale solutions for retail customers which are not Year 2000 compliant. The Company has or continues to be in discussions with customers regarding options to modify these previously installed systems to comply with Year 2000 requirements. However, the Company does not believe it has any contractual obligation to provide such services to customers of previously installed systems. Any Year 2000 work performed by the Company in connection with previously installed systems is separately contracted for by the customer. To date these customers have decided to either purchase the source code or contract with the Company directly to perform work related to Year 2000 issues. The Company does not consider the Year 2000 obligation with respect to these previously installed systems to be material to its business operations.

Internal Infrastructure. The Company believes that it has reviewed and assessed all of the major computers, software applications, and related equipment used in connection with its internal operations that would potentially require modification, upgrade, or replacement to minimize the possibility of a material disruption to its business. The Company's internal review of such systems did not identify any material Year 2000 problems.

Systems Other than Information Technology Systems. In addition to computers and related systems, the operations of office and facilities equipment such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of mitigating, the Year 2000 Problem on its office and facilities equipment.

The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of these internal systems will not have a material adverse effect on the Company's business or results of operations.

The Company does not have a comprehensive contingency plan with respect to the Year 2000 Problem, but intends to establish such a plan during calendar 1999 as part of its on-going Year 2000 compliance effort.

Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.

Disclaimer. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in ongoing internal compliance reviews.


PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

In September 1997, the Company commenced legal proceedings against Edward W. Anderson and Robert E. Ferguson, the former owners of
REF Retail Systems Corp. ("REF") which the Company acquired on
October 1, 1996, seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. Additionally, the Anderson claim sought to annul and declare void an employment agreement with Mr. Anderson dated October 1, 1996. Mr. Anderson ceased to be employed by the Company as president and chief executive officer of PREMIS Systems Canada Incorporated
(formerly, REF) effective July 15, 1997. Mr. Ferguson resigned as an officer, director and employee of REF on October 1, 1996 in connection with the Company's acquisition of REF. The legal proceeding against Mr. Anderson was filed in the United States District Court, District of Minnesota, Fourth Division on September 16, 1997
(Case No. 97-2087 MJD/AJB). The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). The Anderson proceeding was settled on June 3, 1998. The settlement arrangement canceled
Mr. Anderson's 650,000 common stock options along with all other rights afforded to Mr. Anderson under his employment agreement. Pursuant to the terms of the settlement agreement, the Company paid Mr. Anderson $50,000 during the second quarter of fiscal 1999 in full and complete settlement and released Mr. Anderson of any past and future obligations. The Ferguson suit has not been settled as of November 13, 1998.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's Annual Meeting of Stockholders held on August 5, 1998.

(a). The election of all five director nominees named in the Company's proxy statement.

    Director                     For           Abstain
-------------------           ---------        -------
F. T. Biermeier        	      4,271,844        	81,140
Mary Ann Calhoun              4,271,844        	81,140
Gerald F. Schmidt             4,271,844        	81,140
S. Albert D. Hanser           4,271,844        	81,140
Terrence W. Glarner           4,271,844        	81,140


(b).  The stockholders also approved the following proposal:

Independent Accountant                         For     Against   Abstain

-----------------------------------------    ------    -------   -------
Ratification of PricewaterhouseCoopers LLP,
 as independent auditors for the Company    4,324,584   27,100    1,300

For further information respecting all such matters, reference is made to the Company's proxy statement dated July 9, 1998.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)  EXHIBITS

     None.

(B)  REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K dated August 13, 1998 related to a Software License Agreement with NCR Corporation.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 13, 1998

        PREMIS CORPORATION
        (Registrant)

        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer

        /S/ Richard R. Peterson
        Richard R. Peterson
        Chief Financial Officer
        (Principal Financial and Accounting Officer)