Form 10QSB
period 1998-12-31
PREMIS CORP
filed 1999-02-16
CIK 724910

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                              FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1998

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 4,733,552 as of December 31, 1998.

Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ X ]



PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           PREMIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (in thousands, except per share data) (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                    December 31,          December 31,
                                 ------------------    -----------------
                                  1998        1997      1998       1997
                                  ----        ----      ----       ----

REVENUES:
 Systems                       $   474     $   791   $ 4,313    $ 3,640
 Maintenance and other services    250         413       739      1,283
                                ------      ------    ------     ------
 Total revenues                    724       1,204     5,052      4,923

COST OF REVENUES
 Systems                            25         540       126      2,400
 Support and other                  82         168       345        498
                                ------      ------    ------     ------
 Total cost of revenues            107         708       471      2,898
                                ------      ------    ------     ------

GROSS PROFIT                       617         496     4,581      2,025

OPERATING EXPENSES
 Selling, general and
  administrative                   494         796     1,580      2,217
 Research and development          410         521     1,522      1,355
                                ------      ------    ------     ------
 Total operating expenses          904       1,317     3,102      3,572
                                ------      ------    ------     ------

 Operating income (loss)          (287)       (821)    1,479     (1,547)

 Interest income, net               39          13        48         58
 Other (expense) income             46           -        20         29
                                ------      ------    ------     ------

NET INCOME (LOSS) BEFORE TAXES    (202)       (808)    1,547     (1,460)

 Income tax (benefit) expense      (41)          -       (46)         2
                                ------      ------    ------     ------
NET INCOME (LOSS)              $  (161)    $  (808)  $ 1,593   $ (1,462)
                                ======      ======    ======     ======
Basic earnings (loss) per
 share                         $  (.03)    $  (.17)  $   .34   $   (.31)
Diluted earnings (loss) per
 share                         $  (.03)    $  (.17)  $   .33   $   (.31)
Shares used to compute:
 Basic earnings (loss) per
  share                          4,734       4,714     4,732      4,714
 Diluted earnings (loss) per
  share                          4,734       4,714     4,830      4,714


                           PREMIS CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (in thousands)

                                   December 31, 1998     March 31, 1998
                                   -----------------     --------------
                                      (unaudited)          (audited)

ASSETS
Current assets:
 Cash and cash equivalents               $   3,440          $   1,360
 Accounts receivable, net                      344                610
 Inventory                                       6                 13
 Prepaid expenses and other
  current assets                               232                408
 Refundable income taxes                         -                149
                                         ---------          ---------
      Total current assets                   4,022              2,540
                                         ---------          ---------

 Property and equipment, net                   520              1,316
 Note receivable                               308                405
 Software distribution rights, net              21                 83
                                         ---------          ---------
TOTAL ASSETS                             $   4,871          $   4,344
                                         =========          =========

LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses   $     593          $     608
 Unearned revenue                              653                858
 Current portion of notes payable               47                 82
 Current portion of capital lease
  obligation                                     -                 63
                                         ---------          ---------
      Total current liabilities              1,293              1,611
                                         ---------          ---------
Long-term liabilities:
 Capital lease obligation                        -                793
 Notes payable                                  41                 78
                                         ---------          ---------
      Total long-term liabilities               41                871
                                         ---------          ---------
Shareholders' equity:
 Common stock                                   47                 47
 Additional paid in capital                  9,648              9,644
 Accumulated deficit                        (6,239)            (7,833)
 Cumulative translation adjustment              81                  4
                                         ---------          ---------
      Total shareholders' equity             3,537              1,862
                                         ---------          ---------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $   4,871          $   4,344
                                         =========          =========


                           PREMIS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in thousands) (unaudited)

                                                  Nine Months Ended
                                                    December 31,
                                               ------------------------
                                                   1998         1997
                                                 --------     --------

OPERATING ACTIVITIES
Net income (loss)                                $  1,593     $ (1,462)
 Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
     Depreciation and amortization                    250          254
     Gain on sale of fixed assets                     (86)           -
     Proceeds from note receivable                     77           68
 Changes in assets and liabilities:
     Current assets                                   586        1,890
     Current liabilities                             (161)        (475)
                                                 --------     --------
Net cash provided by operating activities           2,259          275
                                                 --------     --------

INVESTING ACTIVITIES
 Proceeds from the sale of property and equipment      16            -
 Purchase of property and equipment                  (147)        (166)
                                                 --------     --------
Net cash provided by (used in) investing
 activities                                          (131)        (166)
                                                 --------     --------

FINANCING ACTIVITIES
 Proceeds from the exercise of common stock options     4            2
 Proceeds from note payable                             -           47
 Repayment of bank line of credit                       -         (194)
 Repurchase of common stock                             -          (61)
 Capital lease obligations                            (46)         (41)
 Repayment of debt                                    (63)        (154)
                                                 --------     --------
Net cash (used in) financing activities              (105)        (401)
                                                 --------     --------

Effect of exchange rate changes on cash                57           (2)

Net increase in cash and cash equivalents           2,080         (294)

Cash and cash equivalents, beginning of
 fiscal year                                        1,360        2,433
                                                 --------     --------
Cash and cash equivalents, end of period         $  3,440     $  2,139
                                                 ========     ========


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

3.  NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which was adopted on December 31, 1997. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Shares used in the net income
(loss) per share calculation are as follows:

                                   Three Months Ended  Nine Months Ended
                                      December 31,       December 31,
                                   ------------------  -----------------
                                      1998     1997       1998    1997
                                      ----     ----       ----    ----
Shares in (000's) used to compute:
 Basic earnings (loss) per share     4,734    4,714      4,732   4,714
 Dilutive common stock equivalents      --       --         98      --
                                     -----    -----      -----   -----
 Dilutive earnings (loss) per share  4,734    4,714      4,830   4,714
                                     =====    =====      =====   =====

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share does not include the effect of outstanding stock options and warrants in a loss period as they are anti-dilutive.

4.  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards
No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective April 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended December 31, 1998 and 1997 (in 000's) are as follows:

                                  Three Months Ended  Nine Months Ended
                                     December 31,       December 31,
                                  ------------------  -----------------
                                     1998    1997       1998     1997
                                     ----    ----       ----     ----
Comprehensive income (loss):
 Net income (loss)                  $(161)  $(808)   $ 1,593  $(1,462)
Other comprehensive income (loss):
 Foreign currency translation
  adjustments                         (12)      2         77       (2)
                                    -----   -----    -------  -------
Comprehensive income (loss)         $(173)  $(806)   $ 1,670  $(1,464)
                                    =====   =====    =======  =======

5.  SEGMENT DISCLOSURES

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), effective April 1, 1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers.
SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 2000.

6.  SOFTWARE REVENUE RECOGNITION

In November 1997, the Financial Accounting Standards Board issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted SOP 97-2 in the first quarter of fiscal 1999 and it has not had a material impact on revenue recognition in fiscal 1999, to date.


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

Total revenues decreased by 40 percent to $724,000 for the third quarter of fiscal 1999, down from $1,204,000 in the same period of fiscal 1998. For the nine months ended December 31, 1998, total revenues increased 3 percent to $5,052,000 from $4,923,000 in fiscal 1998. Systems revenues for the nine month period ended
December 31, 1998 included license fees of $3,250,000 under an agreement with NCR Corporation permitting NCR to employ PREMIS' commercial OpenStore technology in the U. S. Postal Service's POS ONE program. For the nine month period ended December 31, 1998, maintenance and other services revenues declined 42 percent to $739,000 from $1,283,000.

The Company derives a substantial amount of its revenues from a small number of customers. Accordingly, the timing of product deliverables and amount of services performed for these customers may cause the Company's systems revenues to fluctuate widely. The Company expects continued volatility in systems revenues throughout the remainder of fiscal 1999.

Gross Profit. Gross profit increased to $617,000 in the third quarter of fiscal 1999 up from $496,000 in the same period of fiscal 1998. Gross profit as a percentage of revenue increased to 85 percent in the third quarter of fiscal 1999 from 41 percent in the third quarter of fiscal 1998. Gross profit increased to $4,581,000 for the nine months ended December 31, 1998, up from $2,025,000 in the same period of fiscal 1998. As a percentage of revenue, gross profit was 91 percent and 41 percent for the nine months ended
December 31, 1998 and December 31, 1997, respectively. The increase in the margin for both the three and nine months ended
December 31, 1998 in absolute dollars and as a percentage of revenue is primarily attributable to the recognition of the $3,250,000 license fee related to the Software License Agreement with NCR Corporation and the sale of custom developed source code during fiscal 1999. The Company expects gross profit to fluctuate widely based on the level and composition of revenues.

Selling, General And Administrative. Selling, general and administrative expenses decreased by 38 percent to $494,000 in the second quarter of fiscal 1999 down from $796,000 in the same period of fiscal 1998. Selling, general and administrative expenses decreased by 29% for the nine month period ended December 31, 1998 to $1,580,000, down from $2,217,000 in the same period of fiscal 1998. The decline is primarily attributed to a reduction in administrative personnel and related costs.

Research And Development. Research and development expense for the third quarter and nine month period ended December 31, 1998 was $410,000 and $1,522,000, respectively. This compares to $521,000 and $1,355,000 for the three and nine month periods ended December 31, 1997. The increase in research and development expenditures for the three and nine month periods are related to the continued development and enhancement of the PREMIS OpenEnterprise suite of products, which includes PREMIS OpenStore, PREMIS OpenOffice and PREMIS OpenNet.

Interest And Other Income. The difference in interest income between periods reflects interest earned on investments, as well as interest earned on the 5-year 12% note receivable in the original amount of $651,000 related to the licensing in fiscal 1997 of ADVANTAGE, the Company's Food Brokerage Technology. Such note is due and payable in monthly installments of $14,481. The interest income is off-set by interest expense on various debt instruments, including the Company's building capital lease obligation. Other income for the three and nine month periods ended December 31, 1998 was primarily due to a gain on the early retirement of the Company's capital lease obligation related to its U.S. operating facility. Such gain was off-set by foreign currency losses resulting from the Canadian subsidiary's investments held in US dollar accounts. These foreign exchange losses were partially off-set by foreign currency gains on US dollar receivables held by the Canadian subsidiary. Other income for the nine month period ended December 31, 1997 was primarily generated from a sub-leasing arrangement for a portion of the Company's U.S. office facility. The sub-leasing arrangement expired on June 30, 1997.

Income Tax Expense. Although the Company had net income of $1,593,000 for the nine month period ending December 31, 1998, no income tax expense was recorded, since the Company believes its net operating loss carryforwards and Canadian research and development tax credits are adequate to offset current period earnings. Income tax (benefit) expense was ($46,000) and $2,000 for the nine month periods ended December 31, 1998 and 1997, respectively. The Company has not previously recorded any deferred tax asset and related income tax benefit associated with its accumulated net operating losses or research and development credits. The determination not to record such deferred tax asset in prior periods was based on management's belief that it was not more likely than not that such deferred tax asset would be realized in future periods. The Company had no deferred tax asset or liability recorded as of December 31, 1998.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $2,080,000 from March 31, 1998 to December 31, 1998. The increase resulted from the receipt of a license payment of $3,250,000 under a software license agreement dated August 3, 1998 with NCR Corporation during the second quarter of fiscal 1999. As of December 31, 1998, the Company had working capital of $2,729,000 compared to working capital of $929,000 at March 31, 1998.

On February 8, 1998, the Company publicly announced that it will propose the liquidation of the Company to its shareholders. To protect shareholder assets, the Company will wind down its Canadian subsidiary and consolidate its operations in the United States pending a shareholder vote on liquidation of the Company's assets. See Part 2
Item 6(b) for information regarding the Company's decision to seek shareholder approval for the liquidation and dissolution of the Company.

Capital expenditures for property and equipment in the first nine months of fiscal 1999 were $147,000. These expenditures primarily consisted of construction related costs for the Company's Canadian office facility. Other capital expenditures consisted of computers and related equipment.

Prior to January 1, 1999, the Company occupied its headquarters in Plymouth, Minnesota pursuant to a lease, effective September 1, 1996, with a limited liability partnership controlled by two persons who are officers, directors, and principal shareholders of the Company. The lease provided for approximately 22,000 square feet of space at a minimum monthly base rent of $13,477. As of December 31, 1998, the limited liability partnership sold the entire premises to a third party. In connection with the sale the lease between the Company and the limited liability partnership was terminated. Effective
January 1, 1999, the Company entered into a new 36 month lease term with the same third party buyer for approximately 7,000 square feet at a minimum monthly base rent of $4,333.

As of January 1, 1999, the Company's Canadian subsidiary entered into a subleasing arrangement with a third party to sublease the subsidiary's entire 19,893 square foot office facility. The term of sublease corresponds to the Canadian subsidiary's original 10 year lease term for such office space. The minimum monthly rental rates for the first twelve months of the sublease are below the original lease rates. Subsequent to the first twelve months the rental rates are either equal to or greater than the original lease rates.

Effective January 1, 1999, the Canadian subsidiary entered into a new lease for different premises comprising approximately 8,300 square feet at a minimum monthly rent of CDN$7,463 during calendar 1999, CDN$9,555 during calendar 2000, CDN$10,252 during calendar 2001 and CDN$10,601 for the balance of the lease term. The lease term expires
January 30, 2006, with one option to cancel at the end of year 5.

Under the software license agreement with NCR Corporation a one-time software license fee will be paid to the Company by NCR in two installments of $3,250,000. The first license fee installment was received during the second quarter of fiscal 1999. The second installment is payable no later than June 1, 1999, but only if NCR receives an order for Phase II application software as part of the POS ONE program, which includes PREMIS OpenStore. As of
February 15, 1999 the POS ONE program continues to rollout Phase I systems and an order for Phase II application software has not yet been awarded to NCR. The $6,500,000 one-time license fee exceeds the amount anticipated under the former sub-contract for the POS ONE program.
The former sub-contract between the Company and NCR called for a payment of approximately $2.2 million upon the USPS's final acceptance of the application software for Phase I.

At its current level of operations, the Company believes that its existing cash and cash equivalents are sufficient to meet the Company's current working capital and capital expenditure requirements through at least the next 12 months. However, see Part 2 Item 6(b) for information regarding the Company's decision to seek shareholder approval for the liquidation and dissolution of the Company.

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


PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

In September 1997, the Company commenced legal proceedings against Edward W. Anderson and Robert E. Ferguson, the former owners of
REF Retail Systems Corp. ("REF") which the Company acquired on
October 1, 1996, seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. Additionally, the Anderson claim sought to annul and declare void an employment agreement with Mr. Anderson dated October 1, 1996. Mr. Anderson ceased to be employed by the Company as president and chief executive officer of PREMIS Systems Canada Incorporated (formerly, REF) effective July 15, 1997. Mr. Ferguson resigned as an officer, director and employee of REF on October 1, 1996 in connection with the Company's acquisition of REF. The legal proceeding against Mr. Anderson was filed in the United States District Court, District of Minnesota, Fourth Division on September 16, 1997
(Case No. 97-2087 MJD/AJB). The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). The Ferguson suit has not been settled as of February 15, 1999.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(A)  EXHIBITS

         None.

(B)  REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K dated February 9, 1999 related to the closing of its Canadian subsidiary and pending shareholder vote on complete liquidation and dissolution of the Company. The Company expects to mail proxy materials to shareholders of record as of March 22, 1999 regarding the proposal for complete liquidation and dissolution of the Company no later than March 22, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 15, 1999

        PREMIS CORPORATION
        (Registrant)

        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer

        /S/ Richard R. Peterson
        Richard R. Peterson
        Chief Financial Officer
        (Principal Financial and Accounting Officer)