Form 10KSB
period 1999-03-31
PREMIS CORP
filed 1999-06-07
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-KSB

(Mark One)

[ * ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended  March  31, 1999

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                      Commission file number  0-12196


                              PREMIS Corporation
      (Exact name of small business issuer as specified in its charter)


              Minnesota                              41-14240202
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

               13220 County Road 6, Plymouth, Minnesota  55441
                   (Address of principal executive office)

                              (612)  550-1999
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

Issuer's revenues for its most recent fiscal year.  $5,811,024

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of May 10, 1999 was $3,922,583, based on the closing sale price for the Company's Common Stock on that date as reported on the Over-The-Counter Bulletin Board of the National Association of Securities Dealers. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual shareholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the Registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held July 28, 1999 for the year ended March 31, 1999, a definitive copy of which the Registrant anticipates will be filed on or before June 28,1999, are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ * ]







PART 1

ITEM 1.  Description of Business.

PREMIS Corporation (the "Company" or "PREMIS") develops, markets and supports enterprise-wide retail automation systems to meet the information needs of multi-store specialty and general merchandise retailing chains. The Company's systems provide retailers with a variety of integrated functions and benefits such as:

        *        point of sale data collection

        * "real time" sales analysis reporting by store, product, customer or salesperson

        *        enterprise inventory tracking

        *        improved customer loyalty

        *        merchandise management

        *        gross margin improvement

        *        increased inventory productivity

        *        improved loss prevention

        *        store to head office communications

        * electronic data interface for on-line ordering from vendors and customers

        * on-line communication connections between stores and main corporate office

The Company has developed leading-edge, industry-specific software systems to collect business information, analyze the collected data and provide timely and meaningful reports to individuals within an organization. During this fiscal year, PREMIS continued to improve the functionality of its standard suite of software products - "PREMIS OpenEnterprise".

PREMIS OpenEnterprise retail software combines an easy-to-use POS transaction processing interface with sophisticated data analysis and information reporting capabilities at the head office. The graphical user interface significantly reduces the cost of training cashier personnel and shortens the time required to process a sale. This software is designed to accelerate information access and provide a wide variety of management reports on a "real time" basis to various levels of an organization. The sophisticated data acquisition and processing features of the products are directed at satisfying the needs of the entire retail market.

During the fiscal year ended March 31, 1999, the Board of Directors of the Company determined that greater shareholder value would be obtained by the sale of the Company's business rather than continued operations. See "RECENT HISTORY AND COMPANY STRATEGY" below. The Company intends to present a proposal for the sale of its subsidiary, PREMIS Systems Canada, at the upcoming annual meeting of the shareholders, pursuant to the proxy statement for the meeting. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-KSB.

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

PRODUCTS AND SERVICES

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

PREMIS OpenEnterprise

PREMIS OpenEnterprise and its related components provides a complete enterprise-wide automation solution for all specialty and general merchandise retail chains, including softgoods retailers, and eliminates the need to purchase and integrate software components from a number of different vendors.

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

In the Company's view, its strongest competitors in the specialty retail distribution market are those that have the ability to design, develop and install enterprise-wide retail automation systems. In general, these competitors are highly knowledgeable about the specialty retailer's business and about the capabilities of their own products. PREMIS believes that its primary direct competitors in the specialty retail market are STS Systems, Inc., Datavantage, CRS Business Computers, Inc., JDA Software, Inc., as well as other smaller vendors. The Company also has several indirect competitors in hardware vendors such as IBM, ICL Retail Systems (a division of Fujitsu America Inc.) and NCR Corporation, that offer, along with their hardware, software systems that compete with the Company's software products.

TECHNOLOGY AND PRODUCT DEVELOPMENT

The Company utilizes state-of-the-art technologies to gather relevant information from a business transaction, transport that data to a central database, manipulate and analyze the data and provide concise and comprehensive reports to the appropriate people within an organization to assist them with their day-to-day decisions and long-term strategic planning. The Company's software products are written in C and object-oriented C++ source code languages which enable a programmer to develop a user-friendly Graphical User Interface ("GUI") and to program tasks more efficiently for increased speed.

The Company's products utilize client/server architecture and relational
databases.   A business comprising many separate locations, such as a retail chain, presents a natural application of client/server and relational database technologies. The Company's management believes that client/server architecture will be the dominant networking technology for the foreseeable future and that the Company's products are uniquely positioned to capitalize on this trend.

PROPRIETARY RIGHTS

PREMIS does not own any patents or any registered copyrights or trademarks; PREMIS claims trademark protection of the names and marks "PREMIS
OpenEnterprise", "PREMIS OpenOffice", "PREMIS OpenNet", "PREMIS OpenStore", but does not consider such marks to be material to its operations.

On August 14, 1998, PREMIS filed a Provisional Patent Application with the U.S. Patent and Trademark Office titled: "Point-of-Sale System Having a Customizable User Interface and Transaction Manager". This Provisional Patent Application covers certain important features of the PREMIS OpenStore technology. Because this is a provisional application, a regular application must be filed by August 13, 1999 to maintain the ability to claim priority. The rights to this provisional application will be transferred to the acquirer of PREMIS Systems
Canada, if such acquisition is approved by the PREMIS shareholders.   Other
than the above application, PREMIS primarily relies on a combination of trade secret laws and confidentiality agreements to protect its proprietary technology.

EMPLOYEES

On February 4, 1999, the Board of Directors of the Company voted to propose the liquidation of the Company to its shareholders. Liquidation would result in the sale of the Company's assets and termination of the corporate existence. This decision was subsequently amended by the Company's agreement with an identified buyer for PSC and the prospect of obtaining shareholder value for the corporate entity, subject to shareholder approval. On February 8, 1999, the Company publicly announced the liquidation decision and reduced its staff in Canada to 12 employees from 31. The remaining 12 employees in Canada consisted of 9 development team members and 3 administrative personnel. The 9 development team members focused their efforts on specific development initiatives to enhance the saleability of the Company's OpenEnterprise product offering while maintaining the Company's two existing customers. The administrative personnel focused their efforts on winding down various administrative activities. The Company terminated all remaining development and administrative staff in Canada on March 31, 1999. At May 1, 1999, the Company had no employees in Canada and 4 full-time employees located in Plymouth, Minnesota. The Company will continue to support existing non-OpenEnterprise customers from the U. S. throughout the remaining wind down process. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees are covered by agreements containing confidentiality provisions. The Company believes it maintains good relations with its employees.


RECENT HISTORY AND COMPANY STRATEGY

Strategy

With the acquisition of REF Retail Systems Corporation ("REF") on October 1, 1996, the Company's strategy was to rapidly grow the Company and achieve and secure a leadership position as a provider of enterprise-wide information management systems. The Company's business strategy for attainment of its objective was to provide innovative leading edge systems, expand the Company's marketing and sales efforts to capitalize on first to market product advantages, and pursue strategic acquisitions of complementary products and service capabilities. However, as discussed below, the Company's recent history has led the Board of Directors to re-evaluate this strategy and to adopt a new strategy which involves termination of the Company's operations and the exploitation of its software products through sale or licensing to others.


Recent History

In September 1996 (prior to the Company's acquisition of REF), REF entered into a sub-contractor arrangement with NCR Corporation ("NCR") in support of the United States Postal Service ("USPS") POS ONE project to upgrade point of sale systems in various post office locations throughout the United States. Under the subcontractor arrangement with NCR, the Company's OpenStore product framework and architecture would serve as the foundation of the point of sale system for the USPS. Just prior to the acquisition of REF by the Company, REF, in conjunction with NCR, decided to make significant changes to the underlying framework architecture of OpenStore in support of the USPS POS ONE project.
The changes to the framework were expected to enhance the marketability of the commercial release of OpenStore. However, the time and effort devoted to these changes resulted in significant delays in the commercial release of OpenStore, which worked to the detriment of the Company's commercial prospects for OpenEnterprise.

In August of 1998, to improve its cash flow and reduce the breath of its product support obligations, the Company announced a software license agreement with NCR, which amended the subcontract for the USPS POS ONE program (the "NCR Agreement"). The NCR Agreement eliminated the Company's obligations under its previous POS ONE subcontract with NCR and licensed the Company OpenStore technology to NCR for use in the POS ONE project. The Company has received the first of two payments of $3,250,000 under the NCR Agreement. The second $3,250,000 payment (the "NCR Payment") is contingent upon award by the USPS of Phase II of the POS One Project to NCR.

Two commercial contracts for the OpenEnterprise software were entered into in 1997 and 1998, and the Company had eight test sites operating at the end of fiscal 1999. The prospects for revenues and additional commercial contracts in fiscal 2000 are weak.

As a result of the initial delays encountered with the release of OpenStore, discussed above, and other factors including the continued depletion of cash reserves, the Company undertook a search for a corporate partner and/or a purchaser of the Company. From April 1998 until February 1999, the Company, with the assistance of an investment banking firm, engaged in an exhaustive and unsuccessful search for a corporate partner and/or a purchaser of the Company. On February 4, 1999, the Board of Directors of the Company voted to propose the liquidation of the Company to its shareholders. On April 20, 1999 the Company entered into an agreement, subject to shareholder approval, to sell all of its stock in PREMIS Systems Canada ("PSC"), which has title to the OpenEnterprise products, to ACA Facilitair, BV (ACA), a Netherlands company. In the event the shareholders do not approve the stock purchase agreement, ACA will retain an exclusive world wide license to the OpenEnterprise products.

Risk Factors Associated with Continued Operations

In adopting the Company's new business strategy, the Company's Board of Directors and management carefully evaluated future financial projections, including the effect of the following risk factors. Although future financial projections are necessarily subject to assumptions, the financial scenarios evaluated all indicated a significant short fall in required financial resources by the end of fiscal 2000.

Significant New Capital Requirements. The Board of Directors of the Company believes that to continue development, attract new customers and achieve market acceptance of its products, the Company would require substantial new capital.

Continued Development and Installation of OpenEnterprise. The Company estimates the continued development effort to ready the OpenEnterprise product line could delay complete roll-out to its two current customer locations until as late as October 1999.

Development of Direct Sales Force. As of February 4, 1999, the Company had no direct sales force in place to market OpenEnterprise. The Company believes that it would require substantial resources and time to attract and retain high quality sales management and direct sales associates.

Marketing and Brand Recognition.   The Company believes that significant
promotional and brand recognition expenditures would be necessary over the next 12 months to continue positioning the product.

Client Services and Support.   The Company has determined that to support the
OpenEnterprise product line a significant investment in attracting, hiring and training key management personnel, customer support associates and the procurement of state of the art support tools is required.

Highly Competitive Market Place and Technological Obsolescence. The Company believes as a result of the delays encountered with the development of OpenEnterprise its product offerings (particularly in important areas such as Internet commerce, alternative store applications, merchandising tools, forecasting, gift registry and kiosk applications) have suffered and the Company will be disadvantaged by its lack of new offerings in new sales activity going forward.

Adoption Rate of New Technology. The Company's OpenEnterprise products are Windows NT based end-to-end retail management software. The Company has encountered a tendency to defer Windows NT adoption by many retailers, due to the NT requirement that they purchase new hardware as well as the diversion of available budgets and other resources to Year 2000 investigation and remediation.

Cash Shortfall.   Estimated capital requirements for activities discussed above will exceed the capital resources available to the Company within the next 12 months.




ITEM 2.  Description of Property.

The Company is headquartered in Plymouth, Minnesota. The Company occupies premises at 13220 County Road 6, Plymouth Minnesota, pursuant to a lease, effective January 1, 1999 with an unrelated limited liability partnership. The lease provides approximately 7,000 square feet of space at a minimum monthly base rent of $4,333. The lease has a 3 year term, ending December 31, 2001. The Company has engaged a real estate firm to sublease this property as soon as possible.

In the fiscal year ending March 31, 1999 the Company entered into agreements to sub-lease previously occupied space in Canada to a third party and return the remaining leased space to the landlord and has been released from all future obligations. As of May 10, 1999 the Company has no remaining lease obligations in Canada.

ITEM 3.  Legal Proceedings.

In September 1997, the Company commenced legal proceedings against Robert E. Ferguson, a former owner of REF Retail Systems Corp. ("REF"), which the Company acquired on October 1, 1996, alleging breaches of the agreement to purchase REF and related matters. The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division (Case No. 97-CV-132581). The Company is seeking damages in an unspecified amount. The suit is in the discovery stage of pretrial. The Company has provided for the funds to litigate this suit in its liquidation plan.

ITEM 4.  Submission or Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 1999.


PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The following table sets forth, for the fiscal quarters indicated, a summary of the high and low closing prices of the Common Stock. Prices for the period from September 26, 1996 through July 17, 1998 are high and low closing sale prices as reported by the Nasdaq National Market. The Company's Common Stock was delisted from the Nasdaq National Market, effective the close of business on July 17, 1998, for failure to satisfy the revised listing maintenance standards adopted by The Nasdaq Stock Market, Inc. Prices for the periods prior to September 26, 1996 and after July 17, 1998 represent high and low bids as reported on the Over-the-Counter Bulletin Board system of the National Association of Securities Dealers, Inc. (the "NASD"). Such bid information reflects inter-dealer prices, without retail mark-up, mark-down, or commissions and does not necessarily reflect actual transactions.


        Common Stock
        Low        High

Fiscal 1997
First Quarter        $2.125        $4.50
Second Quarter        3.00          5.125
Third Quarter         4.938         6.875
Fourth Quarter        2.625         6.25

Fiscal 1998
First Quarter        $1.625        $3.25
Second Quarter        1.813         2.875
Third Quarter         1.438         2.25
Fourth Quarter         .813         1.75

Fiscal 1999
First Quarter        $1.125        $1.797
Second Quarter         .75          1.406
Third Quarter          .75          1.313
Fourth Quarter         .375         1.00



As of May 10, 1999, the Company had 105 stockholders of record and approximately 1,252 beneficial holders of its Common Stock.

The Company has never declared or paid any dividends on its Common Stock. The Company currently does not anticipate paying any dividends in the foreseeable future.


ITEM 6.  Management Discussion and Analysis.

Results of Operations

REVENUE. The Company's revenues are divided into two categories: systems revenues and maintenance fees and other revenues. Systems revenues are comprised principally of software licenses and custom programming.
Maintenance and other service revenues are comprised principally of system maintenance contracts. The Company records revenues from software licenses, hardware and site installations upon the completion of services and customer acceptance. Revenues under long-term system development contracts are recognized over the period the Company satisfies its obligation using the percentage-of-completion method of accounting. Progress on the contracts is measured by the percentage of cost incurred to date to the total estimated cost of each contract. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve months.

Total revenues decreased by 8 percent to $5,466,000 during fiscal 1999, down from $5,945,000 in fiscal 1998. Total revenues were generated primarily from licensing point of sale software to NCR for the USPS POS ONE contract, and maintenance contracts. The first of two payments of $3,250,000 under the NCR license agreement was received in August of 1998. The second $3,250,000 payment is contingent upon award by the USPS of Phase II of the POS One Project to NCR. Although management expects the award to be made in fiscal 2000, as of this date such award has not been made and no date for decision has been announced. As anticipated, other revenue sources continue to decline during the transition from providing custom system development solutions to the OpenEnterprise suite of products. Delays in the development of OpenStore significantly impacted the Company's ability to generate revenues from its OpenEnterprise suite of products in fiscal 1999.

In 1999 Company derived a substantial amount of its revenue from the NCR license agreement and the remainder from a small number of customers. If the plan to sell PSC is approved by the shareholders the revenues for fiscal 2000 will consist of software maintenance revenues from only a few remaining non-OpenEnterprise customers and revenues from the note received from the sale of the Advantage product line. If not approved by the shareholders, the Company's revenues will consist of the revenues described above plus the NCR Payment (if any) and a one time $1 million license fee paid by ACA.

GROSS PROFIT. Gross profit increased to $4,915,000 in fiscal 1999 down from $2,484,000 in fiscal 1998. Gross profit as a percentage of revenue increased to 89% in fiscal 1999 from 42% in fiscal 1998. The increase in margin as a percentage of revenue is primarily attributable to receipt of the $3,250,000 NCR license payment, and a decrease in lower margin custom system development contracts. If the plan to sell PSC is approved by the shareholders, the gross margin percentage for fiscal 2000 is expected to be lower than in 1999 since the NCR Payment to be received in this year (if any) will be a return of capital from the sale of PSC stock.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 33 percent to $2,089,000 in fiscal 1999, down from $3,145,000 in fiscal 1998. As a percentage of revenue, these expenses were 38% and 52% for fiscal 1999 and 1998, respectively. The decrease in absolute dollars reflects reductions in selling, general and administrative infrastructure during fiscal 1999.

RESEARCH AND DEVELOPMENT. Research and development expense for fiscal 1999 and 1998 was $1,887,000 and $1,780,000, respectively. The increased research and development expenditures are related to the PREMIS OpenEnterprise suite of products which include PREMIS OpenStore, PREMIS OpenOffice and PREMIS OpenNet.

NON-RECURRING EXPENSE. The Company incurred non-recurring charges in fiscal 1999 amounting to $1,224,000. These expenses are related to the decision by the Company to seek shareholder approval to cease operations, dispose of the Company's assets and distribute the remaining funds to the shareholders. The expenses include severance pay for terminated employees, office lease termination fees, note receivable write-down and other wind down expenses.

INTEREST AND OTHER INCOME. The difference in interest and other income between periods reflects interest earned on investments, as well as interest earned on the 5 year, 12% note receivable in the original amount of $651,000 related to the licensing in fiscal 1997 of ADVANTAGE, the Company's Food Brokerage Technology. Such note is due and payable in monthly installments of $14,481. The interest income is off-set by interest expense on various debt instruments, including the Company's building capital lease obligation.

INCOME TAX EXPENSE. The Company recorded an income tax benefit of $493,000 during fiscal 1999 compared to income tax expense $84,000 in fiscal 1998. This one time benefit was primarily the result of carryback of net operating losses.



Liquidity and Capital Resources

The Company's cash and cash equivalents increased by $1,422,000 from March 31, 1998 to March 31, 1999. The increase resulted primarily from the receipt of the first NCR payment of $3,250,000. As of March 31, 1999, the Company had working capital of $2,103,000.

On February 11, 1999, the Company authorized the open market repurchase of its common stock at times and prices to be determined by management for a period of 90 days. As of May 10, 1999 the Company had repurchased 97,200 shares at a cost of $62,449.

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

Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.

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

The Company has previously installed custom software point of sale solutions for retail customers which are not Year 2000 compliant. The Company has discussed with customers options to modify these previously installed systems to comply with Year 2000 requirements. However, the Company does not believe it has any contractual obligation to provide such services to customers of previously installed systems. Any Year 2000 work performed by the Company in connection with previously installed systems is separately contracted for by the customer. Rather than contracting with the Company for such services, these customers may choose to purchase the source code to independently perform Year 2000 work, or purchased alternative systems from other vendors. The Company does not consider the Year 2000 obligation with respect to these previously installed systems to be material to its business operations.

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

Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations or its sale of assets. The Company does not have a comprehensive contingency plan with respect to the Year 2000 Problem and does not plan to establish such a plan during calendar 1999 as part of its wind down of operations.

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

Inflation and Seasonality

To date, the Company has not been significantly impacted by inflation. The Company's sales and revenues are not seasonal, except that the Company's target customers, specialty retailers, generally will not install new critical software applications like OpenEnterprise between Thanksgiving and New Years Day.

Forward Looking Statements

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute and may contain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may be different than those described in the forward looking statements. Future events involve risks and uncertainties, among which are uncertainties related to the final closing of the transactions described above and the Company's ability to formulate and implement strategies to maximize shareholder value in light of its decision to cease operations. Some of these risks and uncertainties are outside the
control of management.   Readers are cautioned against placing undue reliance
on the forward looking statements due to these risks and uncertainties and are cautioned to review the historical information and statements of risk contained in the Company's Securities and Exchange Commission reports, including but not limited to the Form 10-KSB for the year ended March 31, 1998, Fiscal 1999 quarterly reports on Form 10-QSB, and other documents filed with the Securities and Exchange Commission.

ITEM 7.  Financial Statements.

The information required by Item 7 is included in the PREMIS Corporation Audited Financial Statements for the year ended March 31, 1999, which are included as Exhibit 99.1.

ITEM 8. Changes in or disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.


PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

            Executive Officers and Directors:

        F.T. Biermeier, Chairman, President and CEO, has been a Director of the Company since its inception in April 1982. Since May of 1988, he has been President and Chief Executive Officer. From June 1986 to May 1988, he was Chairman and Chief Executive Officer. From April 1982 to June 1986, he was President and Secretary. He also functions as the Company's Treasurer. From 1980 to 1983, he operated an independent management consulting firm, F.T. Biermeier & Associates, Inc. From July of 1986 to January 1988, Mr. Biermeier was President and Chief Executive Officer of Intran Corporation, a supplier of imaging software to publishing organizations, and devoted part-time efforts to the Company. Mr. Biermeier assumed the role of Chief Financial Officer of the Company on April 4, 1999, effective with the resignation of Richard R. Peterson. Mr. Biermeier is married to Mary Ann Calhoun, a Director and Vice President of the Company.

        Mary Ann Calhoun, Vice President and Secretary, has been a Director and Vice President of the Company since June of 1986. From 1983 to 1986, she held positions of Customer Support Representative, Manager Customer Support and Director of Software Development and Customer Support of PREMIS. From 1980 to 1983, she held positions in the United States Senate office of Senator David Durenberger, including Assistant to the Press Secretary and Manager of Information Systems. Ms. Calhoun is married to F. T. Biermeier, a Director and President of the Company.


Terrence W. Glarner, Director, has been a director since October 1997. Since 1993, Mr. Glarner has been President of West Concord Ventures, Inc. Mr. Glarner also currently consults with Norwest Venture Capital, an entity affiliated with Norwest Growth Fund, Inc. Prior to starting West Concord Ventures, Inc., Mr. Glarner was President of North Star Ventures, Inc. from 1988 to February 1993, a firm which he joined in 1976. Mr. Glarner currently serves as a director of Aetrium, Cima Labs, Datakey, and FSI, all of which are publicly-held companies.

S. Albert D. Hanser, Director, was elected as a Director of the Company in September 1996. He has served as Chairman of Hanrow Financial Group, Ltd., a merchant banking firm since 1989; as chairman of Astrocom Corporation since 1992; and as chairman of Prevention First Inc. since 1997. Mr. Hanser is also currently a member of the Boards of Directors of Hawkins Chemical, Inc. and E-Z Gard Industries, Inc.

Gerald F. Schmidt, Director, has been a Director of the Company since June of 1986. Since 1989, Mr. Schmidt has been President and CEO of Cordova Capital, Inc., a venture capital firm located in Atlanta, Georgia. Cordova Capital is the General Partner in four growth funds with $92 million dollars under management. From 1984 to 1988, he was a Senior Vice President and partner at O'Neill Development Inc., a commercial real estate development firm in Atlanta, Georgia. From 1966 to 1984, he held various positions in sales and marketing management and was Vice President and General Manager of two divisions at Jostens in Minneapolis, Minnesota.


Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with, except that F. T. Biermeier was delinquent in the filing of one Form 4 concerning the exercise of an option. Such filing has now been completed.


ITEM 10.  Executive Compensation.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before June 28, 1999.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before June 28, 1999.

ITEM 12.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before June 28, 1999.


ITEM 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following exhibits are filed as part of this Annual Report on Form10-KSB for the fiscal year ended March 31, 1999:


2.1  REF Stock Purchase Agreement dated July 9, 1996 (2)
3.1  Articles of Incorporation, as amended through June 1996 (1)
3.2  Amendment of Articles of Incorporation, dated July 17, 1996 (2)
3.3  Bylaws (1)
4.1  Form of certificate representing the Common Stock (2)
10.2 Stock Purchase Agreement dated April 20, 1999
10.3 Exclusive License Agreement dated April 20, 1999
21.1 Subsidiaries of the Registrant
23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.
99.1 PREMIS Corporation Audited Financial Statements for March 31, 1999 and March 31, 1998.

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

     News release regarding Board intent to seek shareholder approval to liquidate the Company dated 2-08-99 filed on Form 8-K on 2-09-99.








SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        PREMIS Corporation


       /s/ F. T. Biermeier
       ___________________
       F. T. Biermeier
       (Principal Executive Officer)

       Dated:  June 7, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities on the dates indicated.



Signature                               Date


/s/ F. T. Biermeier        	        June 7, 1999
_________________________
F. T. Biermeier
Chairman and Chief Executive Officer


/s/ Mary Ann Calhoun                    June 7, 1999
_________________________
Mary Ann Calhoun
Vice President and Director


/s/ Terrence W. Glarner           	June 7, 1999
_________________________
Terrence W. Glarner
Director


/s/ S. Albert D. Hanser                 June 7, 1999
_________________________
S. Albert D. Hanser
Director



_________________________
Gerald F. Schmidt
Director









EXHIBIT  10.2




                           STOCK PURCHASE AGREEMENT


STOCK PURCHASE AGREEMENT (the "Agreement"), dated as of April 20, 1999, among ACA Facilitair BV, a corporation organized under the laws of The Netherlands ("PURCHASER"), PREMIS Corporation, a Minnesota corporation ("SELLER") and PREMIS Systems Canada Incorporated, a Nova Scotia Corporation ("PSC") which is a direct wholly owned subsidiary of SELLER.


                                  RECITALS

        WHEREAS, PURCHASER wishes to acquire all of the outstanding capital stock of PSC (formerly known as REF Retail Systems Corp.);

WHEREAS, by Order of Amalgamation of the Supreme Court of Nova Scotia the Amalgamation Agreement between REF Retail Systems Corp. and PSC dated June 30, 1997 was confirmed and such companies were amalgamated and continue as PSC;

WHEREAS, PSC is authorized to issue 10,000,000 common shares, without nominal or par value;

WHEREAS, SELLER, owns 100 common shares of PSC (the "PSC Shares"), which comprise all of the issued and outstanding common shares of PSC;

WHEREAS, SELLER desires to sell, transfer and assign to PURCHASER, and PURCHASER desires to purchase from SELLER, all of SELLER's PSC Shares for the consideration and upon the terms and subject to the conditions set forth in this Agreement;

WHEREAS, SELLER and PURCHASER have entered into an Exclusive Software License Agreement to take effect upon the Initial Closing and to continue in perpetuity if there is no Second Closing;

NOW, THEREFORE, in consideration of the premises and the mutual covenants, conditions, representations and warranties set forth in this Agreement, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

SECTION 1.  PLAN OF ACQUISITION

1.1 ACTIONS TO BE TAKEN AT THE TIME OF THE INITIAL CLOSING. Upon performance of all of the covenants and obligations of the parties contained herein as required at the time of the Initial Closing and upon fulfillment (or waiver) of all of the conditions to the obligations of the parties contained herein and required at the time of the Initial Closing the following shall occur:

  (a) PURCHASER and PSC will execute the Exclusive Software License Agreement between PURCHASER and PSC which is attached as Exhibit E to this Agreement.
  (b) PURCHASER and SELLER will execute the Escrow Agreement which is attached as Exhibit A to this Agreement.
  (c) PURCHASER will cause to be issued the Direct Payment Letter of Credit which is attached as Exhibit B to this Agreement.
  (d) PURCHASER will incorporate NEWCO, a direct and wholly owned subsidiary of PURCHASER for the purpose of conducting its business affairs in Canada. Until the time of the Second Closing, NEWCO will be assigned all rights and obligations under the Exclusive Software License Agreement which will terminate under the provision of Section 7.4.
  (e) NEWCO shall reimburse PSC for expenses as set forth on Schedule M on a monthly basis commencing on the date of the Initial Closing and continuing to the date of the Second Closing.
  (f) SELLER and PSC will execute the Assignment and Assumption Agreement which is attached as Exhibit F.
  (g) PURCHASER and F. T. Biermeier ("Biermeier") the president of SELLER and a director and principal shareholder of SELLER, will execute the Indemnity Agreement attached as Exhibit F to this Agreement.

PURCHASER and SELLER acknowledge that upon execution of this Agreement at the Initial Closing that this Agreement will take full force and effect. Further, the PURCHASER and SELLER acknowledge that the only condition required to be satisfied and fulfilled from the time of the Initial Closing but prior to the Second Closing is the authorization of the sale of the PSC Shares by SELLER's shareholders.

1.2 ACTIONS TO BE TAKEN AT THE TIME OF THE SECOND CLOSING. Upon performance of all of the covenants and obligations of the parties contained herein and upon fulfillment (or waiver) of all of the conditions to the obligations of the parties contained herein, at the time of the Second Closing and pursuant to the General Corporation Law of the Province of Nova Scotia the following shall occur:

  (a) PSC shall be and remain a surviving corporation and a direct wholly owned subsidiary of the PURCHASER or NEWCO. PURCHASER agrees to maintain the separate corporate existence of PSC until such time that the NCR Receivable is received by SELLER under the terms of the NCR Agreement. SELLER shall have no obligation as to the income tax liability, if any, resulting from the NCR Receivable.
  (b) The Articles of Incorporation of PSC shall be and remain the certificate of incorporation of PSC until amended as provided by law.
  (c) The Bylaws of PSC shall be and remain the bylaws of PSC until amended as provided by law.
  (d) The current officers and directors of PSC shall resign and shall be replaced by nominees of PURCHASER.
  (e) The PURCHASER will cause an amount equal to the NCR Receivable, net of the NCR Tax Liability, to be paid to SELLER as provided in Section 1.7 and Section 1.3(r). In addition, the PURCHASER will cause the NCR Receivable to be assigned to SELLER as security if SELLER so requests.
  (f) The Escrow Payment, the Escrowed LC, and the Escrowed Securities (as such terms are defined below will be disbursed pursuant to the Escrow Agreement.
  (g) The PURCHASER, SELLER, PSC, and NEWCO will enter into a Supplemental Escrow Agreement, as described in Section 1.7.

1.3 DEFINITIONS. For purposes of this Agreement, the following terms shall have the following meanings:

  (a) The term "PSC Shares" shall mean the 100 common shares of PSC owned entirely by SELLER.
  (b)  The term "Initial Closing" shall mean  the date of this Agreement.
  (c) The term "Second Closing" shall mean the date immediately following the date which SELLER obtains shareholder approval of the transaction covered by this Agreement.
  (d) The term "Escrow Payment" shall mean USD $100,000, which is the amount which will be paid by PURCHASER at the Initial Closing to Excel Bank (the "Escrow Agent") to be held in an escrow account (the "Escrow Fund") in accordance with the terms of the Escrow Agreement (the "Escrow Agreement") to be entered into between PURCHASER and SELLER and the Escrow Agent in substantially the form attached hereto as Exhibit A with such changes therein as may be requested by Escrow Agent and agreed to by PURCHASER and SELLER.
  (e) The term "Escrowed Securities" shall mean the PSC stock certificate evidencing the PSC Shares duly endorsed by SELLER, the sole shareholder of PSC, to PURCHASER or accompanied by duly executed stock assignments acceptable to PURCHASER to be held in accordance with the terms of the Escrow Agreement.
  (f) The term "Escrowed LC" shall mean the Direct Payment Letter of Credit to be held in accordance with the terms of the Escrow Agreement.
  (g) The term "Second Payment" shall mean USD $900,000, which is the amount which will be paid by PURCHASER at the Second Closing. At the Initial Closing PURCHASER will provide an irrevocable direct payment letter of credit representing the Second Payment.
  (h) The term "Escrow Distributions" shall mean payment(s), if made, which are made out of the Escrow Fund for distribution to SELLER.
  (i) The term "Total Payment" shall mean the sum of the Escrow Payment, Second Payment and Final Payment.
  (j) The term "Claim" shall mean the actual commencement of court or, in the alternative, arbitration procedures respecting any matters in dispute.
  (k)  The term "USD" shall mean currency denominated in United States dollars.
  (l) The term "SELLER's Purchase Documents" shall mean agreements, instruments and certificates to be delivered by SELLER pursuant to this Agreement.
  (m) The term "NCR Receivable" shall mean the payment of USD $3,250,000 payable under an agreement (the "NCR Agreement") dated August 3, 1998, between SELLER, PSC and NCR Corporation. The payment is contingent upon certain conditions being met as described in the NCR Agreement and attached as Exhibit C to this Agreement.
  (n) The term "Exclusive Software License Agreement" shall mean the license agreement between PURCHASER and PSC dated the same date as the Initial Closing and as attached as Exhibit E.
  (o) The term "Special Meeting" shall mean the special meeting of shareholders of SELLER to consider and act upon the proposal to sell the PSC Shares to PURCHASER.
  (p) The term "NEWCO" shall mean a direct wholly owned subsidiary of PURCHASER organized under the laws of the Province of Nova Scotia.
  (q)  The term "CND" shall mean currency denominated in Canadian dollars.
  (r) The term "Final Payment" shall mean the amount equal to the NCR Receivable less the NCR Tax Liability arising out of the NCR Receivable, if any. A promissory note representing the Final Payment shall be delivered at the Second Closing (the "Note"). In the event the NCR Receivable is not paid pursuant to the terms of the NCR Agreement as part of this Agreement, no Final Payment is due SELLER.
  (s) The term "PSC Debt" shall mean the amount owed by PSC to SELLER as set forth and further defined in Schedule K. SELLER hereby waives its rights of collection of the amounts due if any, by PSC to SELLER in the event the NCR Receivable is not received by SELLER.
  (t) The term "NCR Tax Liability" shall mean the income tax liability owed by PSC as a direct result of the PSC income generated by the NCR Receivable, as calculated under Section 1.7. The NCR Tax Liability shall be calculated as part of the change of control income tax return, and shall reflect the utilization of all tax attributes referred on Schedule G to reduce the tax owed. Such tax attributes shall include, but not be limited to, net operating loss carryforwards and research and development carryforward credits. The amount owed for such income tax liability shall not be increased as a result of the PURCHASER's or NEWCO's direct or indirect action or inaction having caused the elimination, limitation or restriction of the utilization of tax attributes as set forth in Schedule G, including net operating loss carryforwards and research and development credit carryforwards.

1.4 AGREEMENT TO PURCHASE AND SELL PSC SHARES. Effective with the Second Closing, SELLER hereby sells, assigns and transfers to PURCHASER and the PURCHASER agrees to purchase, all of the PSC Shares, whether now owned or hereafter acquired prior to the Closing, free and clear of all liens, proxies, pledges, claims and encumbrances, of any kind, nature or description, for the consideration set forth in Section 1.7 of this Agreement.

1.5 TRANSFER OF SHARES. The transfer of the PSC Shares pursuant to this Agreement shall be accomplished by deposit with the Escrow Agent at the Initial Closing, for delivery at the Second Closing, of a certificate evidencing the PSC Shares duly endorsed by SELLER, the sole shareholder of PSC, to PURCHASER or accompanied by duly executed stock assignments acceptable to PURCHASER. At any time, and from time to time, upon request of the PURCHASER after the Second Closing, SELLER shall duly execute, acknowledge and deliver, without further consideration, all such further documents, and take all such other action consistent with this Agreement, as shall be necessary to effectuate the transfer of the PSC Shares as provided herein free of all liens, proxies, pledges, claims and encumbrances of any kind, nature or description.

1.6        RESTRICTIONS RELATING TO SHARES.   Upon the signing of the
Agreement, and until the Second Closing, SELLER hereby agrees that it shall not, without the prior written consent of PURCHASER which consent may be withheld in PURCHASER's absolute discretion, take or permit to be taken any of the following actions by SELLER or PSC:

  (a) Sell, transfer, assign or otherwise dispose, or agree to sell, transfer, assign or otherwise dispose of, the PSC Shares or any interest therein, in whole or in part, except to PURCHASER as contemplated in this Agreement;
  (b) Grant, or agree to grant, any lien, proxy, pledge, claim and/or encumbrance of any kind, nature or description, on the PSC Shares or any interest therein to any person or entity;
  (c) Take any action, as a shareholder of PSC, that is inconsistent with the provisions, restrictions, covenants, agreements, representations or warranties contained in this Agreement; or
  (d) Take any action which would reduce the value of the OpenEnterprise software products owned by PSC.

1.7 PURCHASE PRICE. The aggregate purchase price to be paid by PURCHASER to SELLER in full consideration for all of the PSC Shares shall be (the "Total Payment") comprises (a) the Escrow Payment of $100,000, (b) the Second Payment via the Escrowed LC of $900,000 and (c) the Final Payment, which is equal to the amount of the NCR Receivable net of the NCR Tax Liability and is evidenced by the Note (as defined in Section 1.3(r)). SELLER shall satisfy the PSC Debt, on the final balance sheet indicated in Schedule F, in full from its receipt of cash in satisfaction of the Final Payment.

As soon as reasonably possible and in any event prior to July 1, 1999, PriceWaterhouse/ Coopers, Minneapolis, at the request of SELLER and PSC, shall audit the financial statements of PSC for the fiscal years ending March 31, 1997, 1998 and 1999, and will issue audited statements and its audit report (the "PWC Audit Report"). The tax department of PriceWaterhouse/Coopers, Toronto, ("PWCT") will amend and refile PSC's March 31, 1997 and 1998 tax returns based on the audited financial statements, if necessary, and will prepare and file PSC's March 31, 1999 tax returns based upon the audited statements. PWCT will also prepare estimated Canadian Federal and Provincial tax returns (the "Estimated Returns") as of the date of the Second Closing, (i) assuming receipt of the NCR Receivable, whether or not it has been received,
(ii) utilizing the investment tax credits audited by Revenue Canada, the carry-forward losses set forth in the PWC Audit Report, and all net income/loss amounts from April 1, 1999 to the Second Closing (based on PSC-prepared financial statements) and (iii) assuming the investment tax credits claimed are taxable in this period. PWCT will also provide a letter (the "PWCT Letter") addressed to the PURCHASER and the SELLER, advising the SELLER and the PURCHASER that the NCR Tax Liability as set forth in the Estimated Returns is accurate, taking into account the information provided and the assumptions used in creating the Estimated Returns. If the combined federal and provincial tax liability as set forth in the Estimated Returns indicates a net payment due (i.e. the "NCR Tax Liability"), SELLER, PURCHASER, PSC, and NEWCO will enter into a supplemental escrow agreement (the "Supplemental Escrow Agreement") which shall provide for payment of the NCR Receivable to the escrow agent and disbursement, within five
(5) days after receipt: to PURCHASER, in the amount of the NCR Tax Liability; and to SELLER, in the amount of the balance. In the event that the NCR Receivable is paid prior to the Second Closing, SELLER shall notify PURCHASER within two (2) business days thereafter and the parties shall make appropriate adjustment in settlement of funds at the Second Closing in order that the NCR Tax Liability and the Final Payment shall be satisfied.

Upon compliance with the foregoing and after the Second Closing, SELLER will have no further obligation as to any tax liability of PSC or any assessments, fines, penalties, audits, or recomputations related to it.

Notwithstanding anything to the contrary set forth in this Agreement or in the ancillary agreements appended to this Agreement, (i) SELLER shall have no obligation to proceed with the sale of the PSC shares to PURCHASER if the NCR Tax Liability as determined by PWCT exceeds $200,000 CDN, notwithstanding approval of the sale of the PSC shares by SELLER's shareholders; and (ii) PURCHASER shall have no obligation to proceed with the purchase of the PSC Shares if the NCR Tax Liability exceeds $2.5 million CDN. In such events, the SELLER or PURCHASER, as applicable, may give written notice to the other party of its election not to proceed and this Agreement shall terminate. In the event of such termination by either party, the Exclusive License Agreement shall be retained by PURCHASER upon payment of the license fee referred to in such Exclusive License Agreement. Exercise by SELLER or PURCHASER of its option to not sell or purchase the PSC shares, as described in this Section 1.7, shall not be wrongful or constitute a breach of this Agreement.

The NCR Receivable shall be made payable to and paid to SELLER, if the Estimated Returns show no NCR Tax Liability, or to the Escrow Agent, in the event that the Estimated Returns indicate that there is an NCR Tax Liability (provided however that if SELLER or PURCHASER elects to terminate on the basis of the amount of the NCR Tax Liability the NCR Receivable shall be made payable to and paid to Seller).

1.8 CLOSING. Subject to the terms and conditions contained herein, the Initial Closing of the transaction contemplated by this Agreement shall be held at such place and/or time as PURCHASER and SELLER may agree. The Second Closing shall be held at the law offices of Moss & Barnett, 4800 Norwest Center, Minneapolis, Minnesota, USA (i) not later than the second business day following the date of the conditions set forth in this Agreement shall be fulfilled or waived in accordance with this Agreement or (ii) at such other place and/or time and/or on such other date as PURCHASER and SELLER may mutually agree. At the Initial Closing or Second Closing, as appropriate, the parties hereto shall deliver the documents contemplated hereby together with such other customary documents as may be reasonably requested by the parties.

1.9 CLOSING DELIVERIES BY SELLER and PSC. Subject to the terms and conditions contained in this Agreement, SELLER and/or PSC shall make the following deliveries to the PURCHASER at the Second Closing:

  (a) Stock certificates representing the PSC Shares, duly endorsed by SELLER, or accompanied by duly executed stock powers;
  (b)  Resignations executed by each of the officers and directors of PSC;
  (c) Stock record books, minute books and corporate seals, if any, of PSC in the possession of the SELLER and/or PSC;
  (d) All files, books, records, contracts, correspondence and other property of PSC in the possession of SELLER or PSC. Provided however that SELLER and/or PSC shall be entitled to post closing access to such books and records as may be necessary to file tax returns and otherwise comply with applicable regulations;
  (e) A copy of the Articles of Incorporation of PSC, certified by the appropriate official of the Province of Nova Scotia, containing no restrictions on the ability of the holder of the PSC Shares to govern and control all aspects of PSC, and a certificate of good standing for PSC issued by the appropriate official of the Province of Nova Scotia and Ontario, and of any other jurisdiction where PSC is, or is required to be, qualified to do business as a foreign corporation, each dated within ten (10) days prior to the Second Closing date.
  (f) A copy of the Bylaws of PSC certified by the Secretary of such corporation to be true, correct and complete as of the date of the Second Closing, and containing no restrictions on the ability of the holder of the PSC Shares to govern and control all aspects of PSC;
  (g) A Certificate duly executed by SELLER and/or PSC, dated the Second Closing date, to the effect that (i) the representations and warranties of the SELLER and/or PSC contained herein are true, correct and complete as of the Second Closing, (ii) all of the obligations and actions to be performed by SELLER and/or PSC prior to the Second Closing have been performed; and (iii) SELLER and/or PSC has not breached or defaulted on the SELLER and/or PSC agreements and covenants hereunder prior to and including the Second Closing date; and
  (h) A Section 116 certificate issued pursuant to the Income Tax Act of Canada (the "ITA"), or provision for payment of the required withholding to Revenue Canada in accordance with Schedule R attached hereto.
  (i) An opinion of counsel to SELLER to the effect that this Agreement and the Escrow Agreement have been duly authorized, executed, and delivered by SELLER, and are enforceable against SELLER in accordance with their terms, subject to customary limitations on enforceability under (A) laws concerning insolvency, bankruptcy, moratorium, and rights of creditors generally and (B) judicial limitations on the right of specific performance and equitable remedies generally("Enforceability Limitations").
  (j)  The executed Supplemental Escrow Agreement, as defined in Section
       1.7.
  (k)  The PWC Audit Report and PWCT Letter, as defined in Section 1.7.

1.10 CLOSING DELIVERIES BY PURCHASER. Subject to the terms and conditions contained in this Agreement, PURCHASER shall make the following deliveries to the SELLER at the Second Closing:

  (a) A certificate duly executed by PURCHASER, dated the date of the Second Closing, to the effect that (i) the representations and warranties of the PURCHASER contained herein are true, correct and complete as of the Second Closing; (ii) all of the obligations and actions to be performed by the PURCHASER between the date of this agreement and the Second Closing have been performed; and (iii) PURCHASER has not breached or defaulted on PURCHASER's agreements and covenants hereunder prior to and including the Second Closing.
  (b) An opinion of counsel of PURCHASER to the effect that this Agreement and the Escrow Agreement have been duly authorized, executed, and delivered by PURCHASER and are enforceable against PURCHASER in accordance with their terms, subject to the Enforceability Limitations(as defined in subsection 1.9(i), above).
  (c)  The executed Supplemental Escrow Agreement, as defined in Section 1.7.
  (d) If SELLER elects to proceed to the Second Closing without a Section 116 certificate, such executed agreements as may be reasonably requested by SELLER to implement the procedures referenced on Schedule R.
  (e)  The Note, as defined in Section 1.3(r).

1.11 CONDITIONS PRECEDENT TO PURCHASE OF PSC SHARES. The obligations of PURCHASER to consummate the purchase of the PSC Shares at the Second Closing shall be subject to the following conditions, any or all of which may be waived in writing by the PURCHASER on or before the Second Closing:

  (a) The PSC Shares shall be owned of record and beneficially by the SELLER or subject to its control and direction and shall be free and clear of any and all liens, proxies, pledges, claims and encumbrances of any kind, nature or description including any non-possessory security interests;
  (b) SELLER and PSC shall have performed all obligations and agreements and complied with all covenants and conditions contained in this Agreement on SELLER's and PSC's part to be performed or complied with at or prior to the Second Closing;
  (c) The representations and warranties of the SELLER and PSC contained in this Agreement shall be true, correct and complete in all respects on and as of the Second Closing with the same force and effect as though made on and as of the Second Closing;
  (d) As of the Second Closing, SELLER and PSC shall have obtained the approval of SELLER's shareholders and the board of directors of SELLER and PSC for the sale of the PSC Shares to PURCHASER.
  (e) As of the Second Closing, no claim, action, suit, proceeding, arbitration, investigation or hearing or notice of hearing shall be pending or threatened against SELLER that might result in an action to enjoin or prevent the consummation of the transactions contemplated in this Agreement;
  (f) As of the Second Closing, SELLER shall have obtained the consent of any governmental authorities in Canada and the United States of America that may be required for SELLER and/or PSC to consummate the transaction;
  (g) Revenue Canada shall have completed its audit of the PSC investment tax credits and shall have issued its findings.
  (h) As of the Second Closing, PriceWaterhouse/Coopers, Minneapolis shall have completed its audit of PSC and delivered the PWC Audit Report; PWCT shall have delivered the PWCT Letter, filed tax returns for PSC through March 31, 1999, and determined the NCR Tax Liability; and SELLER and PURCHASER shall each have waived, in writing, its further rights under
       Section 1.7 to not proceed with the Second Closing based on the results of such audit and determination.

In the event the SELLER or PSC is in breach or default of any of the conditions contained in this Section 1.11 as of the Second Closing, and such breach or default has not been waived in writing by the PURCHASER, PURCHASER may, at its option and sole discretion exercise the remedies set forth in Section 7 of this Agreement.

1.12 CONDITIONS PRECEDENT TO SALE OF PSC SHARES. The obligations of SELLER and PSC to consummate the sale of the PSC Shares at the Second Closing shall be subject to the following conditions, any or all of which may be waived in writing by the SELLER or PSC on or before the Second Closing:

  (a) PURCHASER shall have performed all obligations and agreements and complied with all covenants and conditions contained in this Agreement on PURCHASER's part to be performed or complied with at or prior to the Second Closing;
  (b) The representations and warranties of PURCHASER contained in this Agreement shall be true, correct and complete in all respects on and as of the Second Closing with the same force and effect as though made on and as of the Second Closing;
  (c) As of the Second Closing, no claim, action, suit, proceeding, arbitration, investigation or hearing or notice of hearing shall be pending or threatened against PURCHASER that might result in an action to enjoin or prevent the consummation of the transactions contemplated in this Agreement;
  (d) As of the Second Closing, SELLER shall have obtained the consent of any governmental authorities in Canada and the United States of America that may be required for SELLER and/or PSC to consummate the transaction;
  (e) As of the Second Closing, SELLER and PSC shall have obtained the approval of SELLER's shareholders and the board of directors of SELLER and PSC for the sale of the PSC Shares to PURCHASER.
  (f) As of the Second Closing, PriceWaterhouse/Coopers, Toronto shall have completed its audit of PSC and delivered the PWC Audit Report; PWCT shall have delivered the PWC Letter, filed tax returns for PSC through March 31, 1999, and determined the NCR Tax Liability; and SELLER and PURCHASER shall each have waived, in writing, its further rights under Section 1.7 to not proceed with the Second Closing based on the results of such audit and determination.
  (g) Revenue Canada shall have completed its audit of the PSC investment tax credits and shall have issued its findings.

In the event the PURCHASER is in breach or default of any of the conditions contained in this Section 1.12 as of the Second Closing, and such breach or default has not been waived in writing by the SELLER, SELLER may, at its option and sole discretion exercise the remedies set forth in Section 7 of this Agreement.

SECTION 2.  REPRESENTATIONS AND WARRANTIES OF SELLER AND PSC

2.1 REPRESENTATIONS AND WARRANTIES OF SELLER AND PSC. As a material inducement to the PURCHASER entering into this Agreement, the SELLER makes the representations and warranties set forth in this Section 2, in each case as of the date of this Agreement and the Second Closing, unless otherwise specifically provided.

2.2 SELLER'S TITLE TO PSC SHARES; CAPITAL STRUCTURE. The SELLER is the record and the beneficial owner and holder of the PSC Shares, including, without limitation, all voting power and investment power with respect to the PSC Shares, or the PSC Shares are subject to SELLER control and direction and are free and clear of all liens, security interests, pledges, restrictions, encumbrances, equities, claims, charges, voting agreements, voting trusts, proxies and rights of any kind, nature or description, whatsoever (collectively, "Encumbrances"); SELLER has full legal right and power and all authorizations and approvals required by law including all resolutions and consents of the directors of PSC, to sell, transfer and deliver the PSC Shares as contemplated hereunder, and to make the representations, warranties and agreements made hereunder, and upon consummation of the transactions contemplated herein, the PURCHASER shall receive good and marketable title to the PSC Shares free and clear of all Encumbrances. The PSC Shares constitute all of the issued and outstanding capital stock of PSC, and there are no options, warrants, convertible securities, debt securities or the like issued or outstanding or through which any party could acquire capital stock in PSC. All of the PSC Shares have been duly authorized, validly issued, fully paid and are non-assessable.

2.3 CORPORATE EXISTENCE AND POWER. PSC is a corporation duly organized, validly existing and in good standing under the laws of the Province of Nova Scotia, and is qualified or licensed to do business in good standing in each jurisdiction in which the property owned, leased or operated by it or the nature of the business conducted by it makes such qualification or licensing necessary. PSC has all requisite corporate power and authority to own, lease or operate its properties and assets, and to carry on its business as now being conducted or operated.

2.4 AUTHORIZATION. This Agreement has been duly executed by SELLER and PSC, and this Agreement and all agreements, instruments and certificates to be delivered by SELLER and/or PSC pursuant to this Agreement (hereafter referred to as the "SELLER's Purchase Documents") constitute the valid and legally binding obligations of SELLER, enforceable against SELLER, in accordance with its terms, subject to the approval of SELLER's shareholders. SELLER has obtained all necessary authorizations, consents and approvals, governmental and otherwise, required for the execution and delivery of this Agreement and SELLER's Purchase Documents and performance of SELLER's obligations hereunder and thereunder, subject to the approval of SELLER's shareholders.

2.5 NO RESTRICTIONS. The execution, delivery and performance of the SELLER's Purchase Documents by SELLER in accordance with their respective terms will not, with or without the giving of notice or the passage of time, or both, conflict with, result in a default, right to accelerate or material loss of rights under, or result in the creation of any lien or encumbrance, or require the consent of any third party or governmental authority, pursuant to (i) any provision of the articles of incorporation or bylaws of PSC as of the date hereof, or (ii) any law, statute or regulation, judgment, order, writ, injunction, or decree applicable to the SELLER or PSC, or (iii) any franchise, mortgage, loan agreement, indenture or deed of trust or any lease, license, agreement, security agreement, security interest, or any law, rule, regulation, order, judgment or decree to which SELLER or PSC is a party or by which any of them or any of the assets of PSC may be bound, subject to or affected.

2.6 BURDENSOME AGREEMENTS. The SELLER and the PSC Shares are not, and neither PSC nor its assets, properties or businesses are, subject to or bound or affected by any charter, bylaw or other corporate or contractual restriction or any order, judgment, decree, law, statute, ordinance, rule, regulation or other restriction of any kind or character which would or could (i) prevent SELLER from entering into the SELLER's Purchase Documents or from consummating the transactions contemplated herein, or (ii) materially and adversely affect the PSC Shares or PSC's assets, properties, businesses, prospects or condition, financial or otherwise.

2.7 SUBSIDIARIES. PSC does not own any interest, directly or indirectly, in any other corporation, joint venture or entity. PSC is not subject to any requirement or obligation to provide funds to, or invest in, any other entity.

2.8 FINANCIAL INFORMATION AND STATEMENTS. All of the financial information relating to PSC's business (the "Financial Information") provided by SELLER or PSC in writing to PURCHASER prior to the date of this Agreement and the Second Closing are true, correct and complete and are a fair and accurate presentation of the results of the operations and the financial condition of PSC for all periods and dates indicated therein. The Financial Statements of PSC identified on Schedule F and heretofore provided by SELLER or PSC to PURCHASER (the "Financial Statements") are true, correct and complete in all material respects and fairly present the financial position of PSC as of the dates and for the periods shown on such financial statements.
No event has occurred since the date of the most recent Financial Statements that would have a material adverse effect upon the foregoing. The Financial Statements do not contain any untrue statement of any material fact and do not omit to state any material fact necessary in order for the statements contained in this Agreement to be misleading. Further, the balance sheet as set forth as Schedule F at the Second Closing will list no liabilities other than the PSC Debt and any tax liability created as a result of the receipt of the NCR Receivable.

2.9 ABSENCE OF UNDISCLOSED LIABILITIES. Except as set forth in Schedule N, the Financial Statements as provided in Section 2.8 above, make full and complete disclosure and provision for all material obligations, liabilities or commitments (fixed and contingent) of PSC. Except as reserved against in the Financial Statements and set forth in Schedule N, PSC had no liabilities or obligations, whether accrued, absolute or contingent and PSC has no debt, liability or obligation to SELLER, except as set forth in Schedule K.

2.10 TITLE TO ASSETS. PSC owns and has good and marketable title to the all of the assets as set forth in the Financial Statements, including but not limited to source code, object code, data base schema, product documentation and user manuals for its PREMIS Open Enterprise products, and none of PSC's assets are subject to any security interest, mortgage, pledge, lien or conditional sales agreement, encumbrance or any material adverse claim of any nature whatsoever. Except as set forth in Schedule C, no material personal property assets of PSC reflected in the Financial Statements has been sold or disposed of since the date of the Financial Statements.

2.11 PAYMENT OF TAXES. Except as set forth in Schedule G, PSC has filed all tax returns, reports and related information (collectively, the "Returns") required to have been filed by PSC under any applicable law prior to the date hereof, and will have filed all Returns required to have been filed by PSC as of the Second Closing, and no waiver of the applicable statute of limitations or extension of the time for filing a Return or paying such tax is presently or will be as of the Second Closing in effect. The Returns filed contain no material misstatements or omissions, and all taxes referenced in such Returns have been paid. Neither SELLER nor PSC has any knowledge, whether actual or constructive, of any facts which would or could constitute grounds for the assessment of any additional taxes by any taxing authority except as set forth in Schedule G.

2.12 CONDITION OF ASSETS; ACCOUNTS RECEIVABLE. As of the date hereof, all of the tangible assets of PSC have been properly maintained in accordance with normal and customary business practice and are in good working order and condition, reasonable wear and tear excepted. PSC is not now nor has PSC ever been, the owner of real property. The accounts receivable included on the Financial Statements, if any, represent valid obligations, arose from bona fide transactions, and to the knowledge of SELLER, are current and collectible. SELLER believes that the reserve for bad debts shown on the Financial Statements, if any, is adequate and consistent with generally accepted accounting principles.

2.13 ABSENCE OF CERTAIN CHANGES OR EVENTS. Since March 31, 1999, PSC has not:

  (i) incurred any material obligation or liability, absolute, accrued, contingent or otherwise, whether due or to become due, except in a manner in the ordinary course of business and consistent with prior practices, or incurred any obligation to SELLER;
  (ii) sold, transferred, leased to others or otherwise disposed of any material assets, except in a manner in the ordinary course of business and consistent with prior practices and as set forth in Schedule C and Schedule O;
  (iii) suffered any damage, destruction or loss (whether or not covered by insurance) which, in any case or in the aggregate, has had or might reasonably be expected to have, a material adverse effect on PSC's condition (financial or otherwise), properties, assets, liabilities or operations;
  (iv) had any material change in its relations with its substantial customers or suppliers;
  (v) except as noted in Schedule C, transferred or granted any rights under, or entered into any settlement regarding the breach or infringement of, any license, trademark, trade name, or similar right, or modified any existing rights with respect thereto;
  (vi) suffered any other change, event or condition which, in any case or in the aggregate, has had or is reasonably expected to have a material adverse effect on PSC's condition (financial or otherwise) or its business, operations or assets;
  (vii) conducted PSC's business and operations in a manner other than in substantially the same manner in which it has theretofore been conducted;
  (viii) except as noted in Schedule C, cancelled or compromised any receivable or claim of PSC, or waived or released any of PSC's respective rights of any material value;
  (ix) issued, granted or sold, or agreed to issue, grant or sell, any capital stock of PSC, or any convertible securities, debt securities, rights with respect to securities, or other securities of PSC;
  (x) deferred the payment of any expense or liability, or prepaid any expense or liability, in anticipation of the consummation of the transactions contemplated in this Agreement.

2.14 PERMITS AND LICENSES. There are no permits, licenses or franchises issuable by governmental agencies which are necessary in connection with the business of PSC or ownership of its assets other than those listed on Schedule
P. All of the Permits, if any, are, as of the date hereof and the Second Closing, in full force and effect, no suspension or cancellation has been threatened and no cause for such cancellation or suspension exists, and, no consent of any issuer or grantor of a Permit is required in connection with the execution and delivery of SELLER's Purchase Documents or the consummation of the transactions contemplated herein which has not been obtained by the SELLER as of the Closing.

2.15 COMPLIANCE WITH LAWS. The business and operations of PSC have been conducted in accordance and in compliance with all applicable laws, ordinances, rules and regulations of all authorities. Neither the SELLER nor PSC has received any notice of violation of any such laws, ordinances, rules or regulations.

2.16 TRADE NAME AND TRADEMARK. PSC owns its business trade name and any trademarks in which it may have rights under applicable law, and no person, firm, corporation or other entity is entitled to restrain PSC from using such name. Neither SELLER nor PSC has received any notice claiming that PSC is infringing upon or otherwise acting adversely to any copyrights, trademarks, service marks, trademark rights, trade names, patents, patent rights, licenses or trade secrets allegedly owned by any person, firm, corporation or other entity.

2.17 TRADE SECRETS AND CUSTOMER LIST. PSC has the right to use, free and clear of any claims or rights of others, all trade secrets and customer lists included in its respective assets. PSC is not in any way making use of any confidential information or trade secrets of any third party in connection with its business.

2.18 LITIGATION; LAWS. Except as set forth in Schedule B of this Agreement, there is no claim, legal action, arbitration, governmental investigation or other legal or administrative proceeding, nor any other decree or judgment (collectively, "Litigation") in progress, pending or in effect, or threatened, against or relating to SELLER or PSC, or PSC's respective assets, business or operations, or to the transactions contemplated by the SELLER's Purchase Documents, and neither SELLER nor PSC knows, or has any reason to know, of any basis for the same.

2.19 DISCLOSURE. No representation or warranty by SELLER contained in this Agreement, and no information heretofore provided to the PURCHASER, or contained in the Financial Information or any other instrument or document furnished to PURCHASER pursuant to this Agreement or in connection with the transactions contemplated hereby, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained therein not misleading. The recitals to this Agreement shall be deemed to be representations and warranties of the SELLER hereunder.

2.20 LEASED REAL PROPERTY. Except as set forth in Schedule O , PSC has no obligations regarding leased real property.

2.21 SELLER's EMPLOYEES. Except as set forth in Schedule E , PSC does not have any employment or non-competition agreements with any of its directors, officers or employees and each of its employees is employed "at will" and may be terminated at any time, with or without cause. PSC is not a party to any collective bargaining agreement and no proposals have been made to negotiate or enter into any collective bargaining agreement in connection with PSC's business. PSC is in compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment, and wages and hours, and is not engaged in any unfair labor practices. There is no unfair labor practice or discrimination complaint against PSC pending before or threatened before the Ministry of Labour or any other board, department, commission, or agency; nor does any basis therefor exist; and there is no labor strike, dispute, grievance, controversy or other labor trouble pending or threatened, affecting PSC nor does any basis therefor exist. PSC has withheld all material amounts required by law or agreement to be withheld from the wages or salaries of its employees prior to the date of this Agreement and the Closing, and is not liable for any material arrears of wages or any material taxes or penalties for failure to comply with any of the foregoing.

2.22 EMPLOYEE BENEFITS. PSC has no accrued obligations, whether arising by operation of law, by contract or by past custom, for payments to trusts or other funds or to any governmental agency, with respect to unemployment compensation, social security, pension or any other benefits for its employees as of the date hereof and the Initial Closing, except as set forth on Schedule D and E. All reasonably anticipated obligations of PSC (whether arising by operation of law, by contract or by past custom) for salaries, vacation and holiday pay, bonuses and other forms of compensation which were or as of the date of this Agreement or the Second Closing are payable to PSC's employees have been included in the Financial Statements, have been paid or will be provided for in accordance with Schedule E. Except as set forth on Schedule D and E hereto, PSC does not maintain any pension, retirement, disability, medical, dental, or other death benefit plan, profit sharing, deferred compensation, stock option, or severanc

2.23 MATERIAL CONTRACTS. Except as set forth on Schedule I hereto, PSC is not party to or bound by any written or oral agreement listed below relating to PSC's business:

  (i) contract, commitment or arrangement for capital expenditures having a remaining balance in excess of $1,000;
  (ii) contract, commitment or arrangement containing covenants not to compete in any lines of business or with any person or entity, or not to disclose any information relating to any person or entity, except for the restrictions present in the NCR Agreement attached hereto as Exhibit C;
  (iii) loan, credit, promissory note, guarantee, or other evidence of indebtedness, including all agreements for any commitments for future loans, credit, or financing, but excluding credit on account extended to customer's of their respective business;
  (iv) agreement, contract or commitment for the purchase of any services, merchandise, or supplies, requiring the payment of more than $1,000 including, without limitation, independent contractor agreements; or
  (v) agreement, contract or commitment for the sale of any assets, products, or services involving a value or more than $1,000.

Except as set forth in Schedule I, each Contract is terminable pursuant to the terms thereof without penalty, cost or liability on notice not exceeding thirty
(60) days. PSC is not in material breach, and has not received notice that it is in material breach, of any of the Contracts. None of such Contracts will be in default or breach as a result of the transactions contemplated in this Agreement, and as of the Second Closing no consent of any party is required thereunder in connection with the change in control contemplated in this Agreement which has not been obtained by the SELLER and specifically set forth in Schedule L.

2.24 INSURANCE. PSC as set forth in Schedule J, has insurance on its tangible real and personal property and assets, whether owned or leased, against loss or damage by fire or other casualty, in amounts equal to or in excess of the full replacement value thereof, and comprehensive liability insurance with limits of liability of at least $1,000,000. All such insurance is in full force, with the premiums thereon paid, and is carried by reputable carriers.

2.25 OWNERSHIP. Except only for the third party software and materials which are licensed to PREMIS and/or PSC, PSC owns all right, title and interest in and to the OpenEnterprise software and has not sold or assigned any interest in the OpenEnterprise Software to any person, except as set forth in the NCR Agreement attached as Exhibit C to this Agreement.

2.26 PROPRIETARY RIGHTS; ABSENCE OF LIENS. The OpenEnterprise software, including, without limitation, each component and part thereof, and the copying, distribution or use of such system does not and will not infringe upon or violate any patent, copyright, trade secret, trademark or other intellectual property right (whether conferred by statute, code, common law or otherwise) of any third party. The OpenEnterprise software, as developed by PSC, is an original work of authorship of PSC. All rights of authorship of PSC's employees and representatives in the development of the OpenEnterprise Software have been assigned to PSC.

2.27 MOST CURRENT SOFTWARE RELEASE WARRANTY. The version and release of the OpenEnterprise software which has been delivered to ACA is the most current commercially available version or release as April 4, 1999.

2.28 SOURCE CODE. Upon the Initial Closing, PREMIS and PSC will deliver to ACA the original and all except one copy of the source code for the OpenEnterprise software. PREMIS shall retain one copy thereof but agrees not to let anyone else have access to that one copy.

2.29 MISCELLANEOUS BUSINESS AGREEMENTS. Schedule Q of this Agreement lists any material business agreements of SELLER and PSC which are not disclosed elsewhere (including bank accounts, escrow agreements, powers of attorney and other business arrangements).

SECTION 3.  REPRESENTATIONS AND WARRANTIES OF PURCHASER

3.1 REPRESENTATIONS AND WARRANTIES OF THE PURCHASER. As a material inducement to the SELLER entering into this Agreement, the PURCHASER hereby represents and warrants to the SELLER the following, in each case as of the date of this Agreement and the Second Closing, unless otherwise specifically provided:

3.2 AUTHORIZATION. This Agreement has been duly executed by PURCHASER, and this Agreement and all agreements, instruments and certificates to be delivered by PURCHASER pursuant to this Agreement (hereafter referred to as the "PURCHASER's Purchase Documents") constitute the valid and legally binding obligation of PURCHASER, enforceable against PURCHASER in accordance with its terms. PURCHASER has obtained all necessary authorizations, consents and approvals, governmental and otherwise, required for the execution and delivery of this Agreement and performance of PURCHASER's obligations hereunder.

3.3 ACCESS TO OPENENTERPRISE SOFTWARE. Prior to and including the date of the Initial Closing , the PURCHASER fully acknowledges that PURCHASER has been afforded full and complete access to review the OpenEnterprise software including object code, source code, design specifications, and other related documentation. Further, PURCHASER acknowledges that it has had free unmonitored access to PSC developers and SELLER personnel having detailed knowledge of the OpenEnterprise software, including, without limitation, Year 2000 compliance. As a result of this access and review the PURCHASER accepts the OpenEnterprise software "as is" and without warranty, other than warranty of good and marketable title as provided in Section 2.10 of this Agreement.

3.4 NO RESTRICTIONS. The execution, delivery and performance of the PURCHASER's Purchase Documents by PURCHASER in accordance with its terms will not, with or without the giving of notice or the passage of time, or both, conflict with, result in a default, right to accelerate or material loss of rights under, or result in the creation of any lien or encumbrance, or require the consent of any third party or governmental authority, pursuant to (i) any law, statute or regulation, judgment, order, writ, injunction, or decree applicable to the PURCHASER, or (ii) any franchise, mortgage, loan agreement, indenture or deed of trust or any lease, license, agreement, security agreement, security interest, or any law, rule, regulation, order, judgment or decree to which PURCHASER is a party or by which PURCHASER or PURCHASER's assets may be bound, subject, or affected.

3.5 BURDENSOME AGREEMENTS. The PURCHASER is not, and PURCHASER's assets, properties or businesses are not, subject to or bound or affected by any order, judgment, decree, law, statute, ordinance, rule, regulation or other restriction of any kind or character which would or could prevent PURCHASER from entering into the PURCHASER's Purchase Documents or from consummating the transactions contemplated herein.

3.6 LITIGATION; LAWS. There is no claim, legal action, arbitration, governmental investigation or other legal or administrative proceeding, nor any other decree or judgment in progress (collectively, "Litigation") pending or in effect, or threatened, against or relating to the PURCHASER consummating the transactions contemplated by the PURCHASER's Purchase Documents and PURCHASER does not know, or have any reason to know, of any basis for the same.

3.7 DISCLOSURE. The information PURCHASER provided to SELLER for use by SELLER in soliciting the approval of its shareholders for the transaction contemplated by this Agreement is true and complete and does not misstate or omit any material fact.

SECTION 4.  COVENANTS OF SELLER AND PSC PRIOR TO THE SECOND CLOSING

4.1 MAKING OF CONVENANTS AND AGREEMENTS. Until the Second Closing, SELLER and PSC shall take all action to cause PSC to do or refrain from doing the following, in each case unless otherwise agreed or approved in writing by the PURCHASER, which agreement or approval may be given or withheld in PURCHASER's sole discretion and without any resulting liability to the
PURCHASER:

  (a) Afford PURCHASER and its representatives with full and free access to PSC's personnel, properties, books, records, accounts, tax returns, contracts and commitments and furnish to PURCHASER all such information concerning PSC and its respective business and affairs as PURCHASER may request. The furnishing of such information to the PURCHASER and any such investigation by PURCHASER shall not affect or in any way limit PURCHASER's right to rely on the representations and warranties made by the SELLER and PSC in this Agreement. Notwithstanding the foregoing, PURCHASER acknowledges that it has relied exclusively upon investigation and not upon SELLER's representation and warranties as to the matters described in Section 3.3 of this Agreement.
  (b) Except as permitted or required under this Agreement, operate the business and operations of PSC only in the ordinary course of business as conducted prior to March 31, 1999, not take any action or course of action and not permit by inaction, any circumstance or event which would or could cause PSC to be in breach or default of PSC's obligations, covenants, agreements, representations, warranties or restrictions contained in this Agreement. It is SELLER's and PSC's intent to use their best efforts to continue the relationships with Cotton Ginny and
       L. A. Weight Loss Centers, maintain property, whether owned or leased, in good repair and condition, reasonable wear and tear excepted, maintain insurance upon all of the properties identical to that in effect on the date hereof and present any claim thereunder in a timely fashion; comply with all laws, rules and regulations applicable to PSC, and pay and perform all current liabilities when due.
  (c) Use its best efforts to obtain in writing as promptly as possible all approvals and consents required to be obtained in order to effectuate the transactions contemplated hereby.
  (d) Advise the PURCHASER promptly in writing of any fact which, if known at the date hereof, would have been required to be set forth or disclosed in or pursuant to this Agreement, or which would or could result in the breach by SELLER and/or PSC of any representation or warranty or a breach of any covenant or agreement hereunder.
  (e) Not undertake any course of action inconsistent with the satisfaction of the conditions to the Second Closing set forth herein, and do all such acts and take all such measures as may be necessary to comply, and be in compliance, with the representations, warranties, covenants and agreements contained in this Agreement.
  (f) Not make any change to the Articles, Bylaws or capital structure of PSC, or issue or sell, or agree to issue or sell, any capital stock or security of PSC, or incur any material obligation by PSC, or modify, terminate or enter into any commitment or Contract of PSC.
  (g) Allow PURCHASER to modify, enhance, update or extend the OpenEnterprise software during the period prior to the Second Closing, provided that any such actions by PURCHASER shall void any representations or warranties of SELLER regarding the OpenEnterprise Software in this Agreement and in the Exclusive Software License Agreement as to any claims arising on or after the date of any such action by PURCHASER.

SECTION 5.  COVENANTS OF PURCHASER PRIOR TO AND AFTER THE SECOND CLOSING

5.1 MAKING OF CONVENANTS AND AGREEMENTS. Until the Second Closing, PURCHASER shall take all action to do or refrain from doing the following, in each case unless otherwise agreed or approved in writing by the SELLER, which agreement or approval may be given or withheld in SELLER's and/PSC's sole discretion and without any resulting liability to the SELLER and/or PSC:

  (a) Use its best efforts to obtain in writing as promptly as possible all approvals and consents required to be obtained in order to effectuate the transactions contemplated hereby.
  (b) Advise the SELLER promptly in writing of any fact which, if known at the date hereof, would have been required to be set forth or disclosed in or pursuant to this Agreement, or which would or could result in the breach by PURCHASER of any representation or warranty or a breach of any covenant or agreement hereunder.
  (c) Not undertake any course of action inconsistent with the satisfaction of the conditions to the Second Closing set forth herein, and do all such acts and take all such measures as may be necessary to comply, and be in compliance, with the representations, warranties, covenants and agreements contained in this Agreement.
  (d) Provide SELLER promptly upon request such information as SELLER may require for solicitation of SELLER's shareholder approval of the transactions contemplated by this Agreement.

SECTION 6.  CONFIDENTIAL INFORMATION

  (a) From and after the date of this Agreement, SELLER shall not without the prior written consent of PURCHASER, at any time reveal, divulge or make known to any person (other than the PURCHASER or its affiliates), any information that relates to this Agreement, the transactions contemplated hereby, the existing business of PSC or the reasonably foreseeable business of PSC or any of PSC's affiliates, including, but not limited to, customer lists or other customer information, trade secret, marketing plans or proposals, financial information, or any observations, data, written material, records or documents used by or relating to the business of PSC which are of a confidential nature (collectively, the "PSC Confidential Information"). PSC Confidential Information includes any such information whether or not such information was developed, devised or otherwise created in whole or in part by the efforts of the SELLER, and whether or not such information is a matter of public knowledge unless as a result of authorized disclosure to the general public. This covenant by SELLER shall terminate if there is no Second Closing.
  (b) From and after the date of this Agreement, SELLER shall not without the prior written consent of PURCHASER, at any time reveal, divulge or make known to any person (other than the PURCHASER or its affiliates), any information that relates to the PURCHASER, the existing business of PURCHASER or the reasonably foreseeable business of PURCHASER or any of PURCHASER's affiliates, including but not limited to, customer lists or other customer information, trade secret, marketing plans or proposals, financial information, or any observations, data, written material, records or documents used by or relating to the business of the PURCHASER which are of a confidential nature (collectively, the "PURCHASER Confidential Information"). PURCHASER Confidential Information includes any such information whether or not such information was developed, devised or otherwise created in whole or in part by the efforts of the SELLER, and whether or not such information is a matter of public knowledge unless as a result of authorized disclosure to the general public.
  (c) From and after the date of this Agreement, the PURCHASER hereby agrees that, except: (i) as may be required by law, rule or regulation; or (ii) required to comply with the conditions contained in this Agreement; or
       (iii) as to inform PURCHASER's counsel, financial advisors, consultants, employees or agents; PURCHASER shall not without the prior written consent of SELLER, at any time reveal, divulge or make known to any person (other than the SELLER or its affiliates), any PSC Confidential Information. This covenant by PURCHASER shall terminate following the Second Closing.
  (d) Notwithstanding the foregoing, PURCHASER and SELLER shall not be prohibited from disclosing PSC Confidential Information or PURCHASER Confidential Information, as applicable, to the extent necessary, to obtain the approval of SELLER's shareholders and to otherwise satisfy the conditions to the Initial Closing and Second Closing, as set forth in this Agreement.

SECTION 7.  TERMINATION

7.1 TERMINATION AND ABANDONMENT. This Agreement may be terminated at any time prior to the Second Closing only upon the conditions as set forth in this
Section 7.

  (a) By either PURCHASER or SELLER if, without fault of the terminating party, the Second Closing shall not have been consummated on or before September 30, 1999, or such later date as may be established and mutually agreed to by both PURCHASER and SELLER, due to failure to satisfy conditions precedent to the Second Closing; or
  (b)  By the mutual agreement of the parties; or
  (c) By SELLER, if the shareholders of the SELLER fail to approve the transaction contemplated herein at the Special Meeting of such shareholders called to vote upon this Agreement; or
  (d) If this Agreement is terminated by the PURCHASER by reason (i) of any representation or warranty of the SELLER or PSC made in this Agreement being untrue as of the date hereof or thereafter (other than as a result of events not within SELLER's or PSC's reasonable control) becoming untrue, or (ii) SELLER or PSC breach of any of their covenants or agreements contained in this Agreement, in either case, in any respect that is materially adverse in relation to the transactions contemplated hereby or the business of PSC, then SELLER or PSC shall pay to PURCHASER, as liquidated damages, all costs and expenses incurred by PURCHASER in connection with the transactions contemplated hereby, including, but not limited to attorneys fees and expenses to a maximum of $300,000; or
  (e) If this Agreement is terminated by SELLER or PSC by reason (i) of any representation or warranty of PURCHASER made in this Agreement being untrue as of the date hereof or thereafter (other than as a result of events not within PURCHASER's reasonable control) becoming untrue, or
       (ii) PURCHASER's breach of any of its covenants or agreements contained in this Agreement, in either case, in any respect that is materially adverse in relation to the transactions contemplated hereby or the business of PSC, then PURCHASER shall pay to the SELLER all costs and expenses incurred by SELLER or PSC in connection with the transactions contemplated hereby, including, but not limited to attorneys fees and expenses to a maximum of $300,000.

7.2        TERMINATION PROCEDURES.  In the event of termination pursuant to
Section 7.1, written notice shall be given by the party terminating the Agreement and this Agreement shall be terminated without further action by PURCHASER, SELLER and PSC.

7.3 EFFECT OF TERMINATION. All obligations of the parties hereunder shall cease upon any termination pursuant to Section 7.1, except as provided by such Section 7.1, provided, however, that the provisions of Sections 6, 7.4, 8.1, 9.1, 9.2, 9.6, 9.9, hereof shall survive any termination of this Agreement.

7.4 TERMINATION OF EXCLUSIVE SOFTWARE LICENSE AGREEMENT. The Exclusive Software License Agreement, attached as Exhibit E to this Agreement, shall terminate in its entirety upon the Second Closing. In the event the Second Closing does not occur before September 30, 1999, unless extended by mutual agreement by the parties, the terms and conditions of the Exclusive Software License Agreement, including the amounts due under such agreement, shall be in full force and effect.

SECTION 8.  INDEMNIFICATION

8.1 INDEMNIFICATION AND SET-OFF. SELLER and PSC hereby covenant and agree with PURCHASER and PURCHASER hereby covenants and agrees with SELLER and PSC that the parties shall pay and perform, and shall indemnify, defend and hold harmless the other parties, other parties' affiliates, successors and assigns, from, against and in respect of, any and all costs, losses, claims, liabilities, fines, penalties, damages and expenses (including interest which may be imposed in connection therewith and court costs and reasonable fees and disbursements of counsel) (collectively, the "SELLER's or PURCHASER's Indemnified Liabilities") resulting from, arising out of or incurred by any of them in connection with (i) any breach of the representations or warranties made by SELLER/PSC or PURCHASER in this Agreement, or (ii) the failure, breach or default by SELLER/ PSC or PURCHASER in respect of any of the covenants or agreements made by SELLER/PSC or PURCHASER in this Agreement or any document related hereto.

  (a) No claim whatsoever may be made by PURCHASER against the SELLER or PSC, in respect of alleged breaches of such representations and warranties after the date which is twelve (12) months after the Second Closing date.
  (b) The PURCHASER shall not be entitled to make any such Claim if PURCHASER has been advised in writing prior to the date of the Second Closing of the inaccuracy, non-performance, non-fulfillment or breach which is the basis for such claim.
  (c) The amount of any damages which may be claimed by the PURCHASER pursuant to a claim shall be reduced by any insurance proceeds received by the PURCHASER in relation to the matter which is the subject of the claim.
  (d) The PURCHASER shall not be entitled to make any claim until the net aggregate amount of all damages, losses, liabilities and expenses incurred by the PURCHASER as a result of all misrepresentations and breaches of warranties contained in this Agreement or contained in any document or certificate given in order to carry out the transactions contemplated hereby, after taking into account paragraph (d) of this
       Section 8.1, is equal to $10,000. After the aggregate amount of such damages, losses, liabilities and expenses incurred by the PURCHASER exceeds $10,000, the PURCHASER shall be entitled to make claim for the entire aggregate amount of damages in excess of $10,000.
  (e) Notwithstanding any other provisions of this Agreement, the maximum aggregate liability of SELLER and PSC in respect of all such claims by PURCHASER will be limited to the consideration received by SELLER pursuant to this Agreement.
  (f) Mr. F. T. Biermeier, President, CEO and major shareholder of PREMIS Corporation provides additional indemnification in Exhibit G.

SECTION 9.  MISCELLANEOUS

9.1 REMEDIES. Any dispute arising from the terms and conditions of this Agreement shall be subject to final and binding arbitration by a single arbitrator in Minneapolis, Minnesota under the rules of the Inter-American Convention on International Arbitration. All rights and remedies under this Agreement shall be cumulative, and the exercise of any one of them shall not be deemed to be a waiver of any other. Time is of the essence in this Agreement. The prevailing party in any arbitration proceeding under this Agreement shall be entitled to recovery of costs and reasonable attorneys' fees, in addition to other relief. The parties hereby submit to the personal jurisdiction of the state or federal courts located in Minnesota for the enforcement of any arbitration award.

9.2 EXPENSES. Other than as expressly provided in Section 7 whether or not the Closing shall occur, each of the PURCHASER and the Seller shall pay their own respective costs and expenses, including all fees and expenses of their counsel, accountants and other representatives engaged or incurred in connection with this Agreement and the transactions contemplated herein.

9.3 NOTICES. Any and all notices, requests, demands, consents, approvals or other communications required or permitted to be given under any provision of this Agreement shall be in writing and shall be deemed given upon personal delivery, transmission via telecopier or the mailing thereof by first class certified mail, return receipt requested, as follows:

If to SELLER or PSC, addressed to SELLER as follows:

PREMIS Corporation
Attention: F. T. Biermeier
13220 County Rd 6
Plymouth, MN  55441

and

c/o Moss and Barnett
Attention: Janna Severance
4800 Norwest Center
90 South 7th Street
Minneapolis, MN  55402

If to PURCHASER, addressed to PURCHASER as follows:

ACA Facilitair BV
Attention: T. Manders
P.O. Box 8829
NL-5605 LV Eindhoven
The Netherlands

and

John D. Alton
Goodman Phillips & Vineberg
250 Yonge Street, Suite 2400
Toronto, Ontario M5B 2M6
Canada

Either party may change its address for the purpose of this Agreement by notice to the other party given as aforesaid.

9.4 WAIVER. No waiver by any party of any condition, or of the breach of any term, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances shall be deemed to be or construed as a further and continuing waiver of any such condition or breach or a waiver of any other condition or breach of any other term, covenant, representation, or warranty of this Agreement. No action taken prior to this Agreement, including any investigation by the parties hereto, shall be deemed to constitute a waiver of any representation, warranty, covenant or agreement contained herein, and the parties hereto shall be entitled to rely on the representations and warranties contained herein notwithstanding such investigation, except to the extent that PURCHASER has been advised in writing prior to the date of the Second Closing of the inaccuracy, non-performance, non-fulfillment or breach of a representation, warranty or covenant or agreement contained herein.

9.5 BINDING EFFECT; ASSIGNMENT. This Agreement shall be binding upon, and shall inure to the benefit of and be enforceable by, the parties hereto and their respective successors, assigns, executors, personal representatives, estates and heirs. The rights and obligations of the parties hereunder may not be assigned to any other party without the prior written consent of the other party, subject to Section 9.14.

9.6 SEVERABILITY. If any term, covenant, condition, or provision of this Agreement or the application thereof to any circumstance shall be invalid or unenforceable to any extent, the remaining terms, covenants, conditions, and provisions of this Agreement, shall not be affected thereby and each remaining term, covenant, condition, and provision of this Agreement shall be valid and shall be enforceable to the fullest extent permitted by law.

9.7 ENTIRE AGREEMENT. This writing together with the Exhibits and Schedules hereto constitutes the entire agreement of the parties with respect to the subject matter hereof, supersedes any and all prior understandings and agreements, whether written or oral, with respect to such subject matter, and may not be modified, amended or terminated except by a written agreement specifically referring to this Agreement and signed by all of the parties hereto.

9.8 HEADINGS. The section headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

9.9 GOVERNING LAW; VENUE. This Agreement shall be governed, enforced and construed under and in accordance with the internal laws of the State of Minnesota without regard to any choice or conflict of law principles.

9.10 NO THIRD PARTY BENEFICIARIES. Nothing contained in this Agreement, expressed or implied, is intended or may be construed to confer on any person, other than the parties hereto and their successors, as provided in Section 9.5, any rights, remedies, obligations, or other liabilities under or by reason of this Agreement.

9.11 SURVIVAL. Other than as limited elsewhere in this Agreement, the respective representations, warranties, covenants, indemnities and agreements of the parties hereto shall survive for 12 months following the Second Closing.

9.12 COUNTERPARTS. This Agreement may be executed in any number of counterparts, and by different parties on different counterparts Any party may deliver an executed copy of this Agreement by facsimile transmission and such delivery shall have the same force and effect as any other delivery of a manually signed counterpart of this Agreement. This Agreement shall be effective when counsel to the PURCHASER and counsel to the SELLER have each received counterparts hereof, signed by the other party. All of such counterparts shall collectively constitute one and the same instrument.

9.13 FINDERS. None of the parties has employed any broker or finder or incurred any liability for any brokerage fees, commissions or finders fees in connection with the transactions contemplated by this Agreement.

9.14 SUBSIDIARY OF PURCHASER. At the option of PURCHASER, the rights and obligations of PURCHASER hereunder may be assigned and delegated to a wholly-owned subsidiary of PURCHASER or its parent company, to the extent consistent with the terms of this Agreement. Notwithstanding the exercise of said option, the PURCHASER shall continue to be fully liable as to all of the provisions of this Agreement.

9.15 TIME OF THE ESSENCE. Time shall be of the essence of this Agreement.

IN WITNESS WHEREOF, the parties have executed this agreement effective the day and year first written above by their duly authorized representatives.


        PREMIS CORPORATION




        By
        F. T. Biermeier
        Its President


        PREMIS SYSTEMS CANANDA INCORPORATED




        By
        F. T. Biermeier
        Its Chairman




        ACA FACILITAIR BV,




        By
        Tiny Manders
        Its President






                                  SCHEDULE A
                      Information as to PSC Capital Stock


PSC has authorized capital of 10,000,000 Common Shares without nominal or par value.

PSC has 100 Common Shares Outstanding without nominal or par value issued entirely to PREMIS.



                                  SCHEDULE B
                    List of PSC Actions, Suits, Proceedings


PSC has no knowledge of any actions, suits and/or proceedings existing or anticipated at the time of this Agreement.



                                  SCHEDULE C
       List of PSC Assets being Disposed of Prior to the Second Closing

PSC will be selling its tangible assets including but not limited to its furniture and fixtures, computers and peripherals and data and communications equipment prior to the Second Closing unless specifically noted below or as separately noted or made part of this Agreement.

Specific Tangible Assets not Available for Sale Prior to the Second Closing

There are no tangible assets which are precluded from being sold by PSC prior to the Second Closing other than those items covered elsewhere in this Agreement.



                                  SCHEDULE D
                           List of PSC Benefit Plans

Sun Life Policy Number 55893
Renewal Date May 1, 1999
Expected to be terminated as of June 30, 1999
        Extended Health Care
        Dental
        Prescriptions
        Life Insurance

Unum Canada Policy Number 84534 001
Renewal Date May 1, 1999
Expected to be terminated as of April 30, 1999
Long Term Disability

Unum Canada Policy Number GSR 21529
Renewal Date May 1, 1999
Expected to be terminated as of June 30, 1999
Basic Accidental Death and Dismemberment Plan

London Life Registered Pension Plan Number 55579
Plan year end April 30th
Expected to be wound up with an effective date of March 31, 1999
(Ontario and Revenue Canada Registration Number 1018225)




                                 SCHEDULE E
                          List of PSC Labor Matters

As of the Initial Closing, PSC will or will have terminated all employees, except for the following part time relationship:

John Albers-former controller of PSC will be utilized on a part-time basis to perform certain tasks as directed by SELLER between the time of the Initial and Second Closing.

The Company at the time of the Initial Closing will have made or will provide for any and all obligations to the former employees of PSC. Further, all such obligations will be paid in full prior to the Second Closing resulting from but not limited to regular payroll, bonuses, statutory or additional severance pay, accrued vacation etc. per the terms and conditions of agreements made between PSC and former employee prior to the Initial Closing.

Any relationship entered into between PURCHASER and former employees of PSC at the time of or subsequent to the Initial Closing shall be on terms and conditions solely between PURCHASER and such former PSC employees. Any and all obligations created by such arrangements will be the sole responsibility of PURCHASER.

SELLER has obtained signed "Full and Final Release" forms from all terminated employees at the time of the Initial Closing. The form of the Full and Final Release is as follows:

Full and Final Release

In consideration of payment of the Additional Items noted in the letter dated Month/Day, 1999, less normal statutory deductions (the "Funds"), the receipt and sufficiency of which is hereby acknowledged, Employee Name (the "Releasor") hereby releases and forever discharges PREMIS Corporation and PREMIS Systems Canada Incorporated, and all its shareholders, directors, officers, employees and assigns (collectively the "Releasee") from any and all claims of every kind existing up to the present or which may hereafter exist in any way relating to:

1. any claim relating to the employment or termination of the Releasor, or
2. any claim arising under the Employment Standards Act, the Human Rights Code (Ontario) or the Canadian Human Rights Act.


Dated this 00 day of Month, 1999.



Employee Name



Witness



                                  SCHEDULE F
                           PSC Financial Statements

PURCHASER hereby acknowledges that PURCHASER has received internally prepared balance sheets and income statements of PSC as attached to and made part of this Schedule F.

Not later than May 10, 1999, SELLER will provide a final balance sheet for PSC dated as of March 31, 1999 and an income statement for PSC for the fiscal year ended March 31, 1999, prepared on an unconsolidated basis and in accordance with GAAP.





                                  SCHEDULE G
                             List of Tax Matters

As of the date of the Second Closing, PSC will be required to file a change of control income tax return. The amounts represented by such income tax returns in the form of net operating loss carryforwards, research and development tax credit carryforwards and other tax attributes, if any, will be utilized in reducing the income tax liability incurred as a result of the NCR Receivable and defined as the NCR Tax Liability.

Tax Returns to be Filed by SELLER

SELLER acknowledges that it will have the responsibility to file all income tax returns due prior to the Second Closing or will have made provisions to do so timely thereafter, including the PSC change of control income tax returns. The cost of such filings will be the responsibility of SELLER.

PURCHASER acknowledges that it will be solely responsible for income tax and other regulatory filings after the Second Closing, except as noted above.

Listing of Corporate Income Tax Returns Provided by SELLER to PURCHASER

PURCHASER acknowledges receipt of the following income tax filings.

PSC:
Taxation year ended July 14, 1997:
* T2 (Federal) Corporation Income Tax Return
* CT-23 (Ontario) Corporation Income Tax Return
* Federal Notice of Assessment dated September 10, 1998

Taxation year ended March 31, 1998:
* T661 (Federal) Claim for Scientific Research and Experimental Development (SR&ED) Expenditures Carried on in Canada
* T2 (Federal) Corporation Income Tax Return
* CT-23 (Ontario) Corporation Income Tax Return
* Scientific Research and Experimental Development Program Technical Submission and Follow-up information sent to Revenue Canada

REF Retail Systems Corp:
Taxation year ended July 14, 1997:
* T661 (Federal) Claim for Scientific Research and Experimental Development (SR&ED) Expenditures Carried on in Canada
* T2 (Federal) Corporation Income Tax Return
* CT-23 (Ontario) Corporation Income Tax Return
* Federal Notice of Assessment dated June 25, 1998
* Ontario Notice of Assessment dated November 5, 1998
* Scientific Research and Experimental Development Program Technical Submission

The Softworks Group, Inc.:
Taxation Year ended September 30, 1998:
* T2 (Federal) Corporation Income Tax Return
* CT-23 (Ontario) Corporation Income Tax Return
* Federal Notice of Assessment dated February 1, 1999
* Ontario Notice of Assessment dated November 3, 1998




                                  SCHEDULE H
                       List of PSC Intellectual Property

PREMIS OpenEnterprise including:

        PREMIS OpenOffice, source code, object code, design specifications and documentation.

        PREMIS OpenStore, source code, object code, design specifications and documentation.

        PREMIS OpenNet, source code, object code, design specifications and documentation.



Additionally, PREMIS will provide copies of the provisional U.S. patent filings for the OpenStore software at the Second Closing.








                                  SCHEDULE I
                       List of Other Material Contracts

1. Cotton Ginny Limited-Main agreements-Software License Agreements dated September 23, 1997 and May 6, 1998. Professional Services Agreement and various Professional Services Proposals. All of these contract are between Cotton Ginny Limited and SELLER. These agreements will be assigned to PSC upon or prior to Second Closing of the sale of PSC.
2. LA Weight Loss ("LAWL")-Main agreement-Software License Agreement dated June 9, 1998. Professional Services Agreement, including various Professional Services Proposals. These agreements are between SELLER and LAWL. These agreements will be assigned to PSC upon or prior to Second Closing of the sale of PSC.
3. Reitmans Inc.-Professional Services Agreement and Professional Services Proposal for Year 2000 conversion. This agreement is between Reitmans Inc. and PSC. The work underlying the agreement is being performed by SELLER. In the event the work being performed by SELLER is not completed prior to the Second Closing, PSC will assign the agreement to SELLER with no obligation for work to be performed by PSC or PURCHASER.
4. Suzy Shier-Refer to Schedule B above to this Agreement.
5. US Post - Subcontract POS-96-0012 between PSC (formally known as REF Retail Systems Corp.) and NCR dated September 6, 1996. The rights and obligations of this subcontract were terminated as part of a Software License Agreement, dated August 3, 1998 between SELLER, PSC and NCR.
6. Software License Agreement dated August 3, 1998 between SELLER, PSC and NCR. This agreement, as mutually agreed to by the parties to such agreement, terminated the business relationship created under the subcontract in number 5 above. Further, the agreement covers each of the respective parties right to the software referred to in such agreement, specifically the OpenStore software.
7. Purchase and Sale Agreement of all of the shares of The Softworks Group, Inc., the original developer and owner of OpenStore (POS Works) and Open Office (Corp Works) software.
8. Agreement between Powersoft Corporation (now Sybase) and PSC dated August 31, 1995 for 1,500 seats of Watcom SQL (now Sybase SQL Anywhere). Certain of these licenses have been utilized by SELLER and PSC customers.




                                  SCHEDULE J
                          List of Insurance Contracts


SELLER has combined its corporate insurance policy with both PSC and SELLER. The current PSC and SELLER insurance coverage regarding PSC is as follows:

Insurance Company-USF&G Insurance Co.
Effective date-August 1, 1998 to August 1, 1999.

Specific Coverage

1. Contents/EDP        $1,000 Deductible -Limit USD$1,500,000.
2. Extra Expense        USD$360,200

The General Liability and Excess Liability coverage are in excess of $1,000,000.

PURCHASER and SELLER hereby agree that SELLER will maintain such insurance coverage until the time of the Second Closing. At the time of the Second Closing, PURCHASER is solely responsible for obtaining replacement coverage. SELLER will terminate the above coverage effective with the Second Closing without further notice to PURCHASER.




                                  SCHEDULE K
                     List of Amounts Owed to SELLER by PSC

The SELLER has provided funding to PSC in the ordinary course of business since the acquisition by SELLER of PSC "the PSC Debt". The PSC Debt as represented in the financial statements, included as part of Schedule F to this Agreement, are due and payable in accordance with Section 1.7 of the Stock Purchase Agreement. The amounts are subject to normal additions and subtractions between the date of this Agreement and the Second Closing, but in no event shall exceed one million ($1,000,000) CDN.



                                  SCHEDULE L
                     Consents Obtained for Material Contracts


None




                                  SCHEDULE M
            List of expenses to be paid to PSC by NEWCO or PURCHASER
           from the time of the Initial Closing to the Second Closing


        Pay to                    Service                             Amount

1. PSC (Until June 30, 1999)     Facility Rent 3500 Steeles Ave      $16,200/MO
2. Optel        	         Telephone        	             As Billed
3. Bell Canada        	         Telephone                           As Billed
4. TigerTel                      Long Distance                       As Billed
5. UUNET                         Internet Service Provider           As Billed





                                  SCHEDULE N
                    List of Undisclosed Liabilities of PSC


PSC and SELLER have no knowledge of any undisclosed liabilities of PSC, existing or anticipated at the time of this Agreement, except as made part of the Financial Statements in Schedule F or as noted elsewhere in this Agreement or as noted below:




                                  SCHEDULE O
                        List of Leased Real Property


3500 Steeles Avenue East, Suite 1300, Markham, Ontario

1. Lease dated July 12, 1995 between IBM Canada Limited ("Landlord") and PREMIS Systems Canada Incorporated ("Tenant", formally REF Retail Systems Corp. ("REF") prior to the Amalgamation of REF and PSC effective June 30, 1997 ).
SEE NOTE A BELOW.
2. Sub Lease dated November 16, 1998, between PSC ("Landlord") and Matrox Graphics Inc. ("Subtenant"). SEE NOTE A BELOW.
3. Sub Lease dated November 16, 1998, between Liberty Health, a division of Liberty Mutual Insurance Company ("Landlord") and PSC and SELLER (collectively called the "Subtenant"). SEE NOTE B BELOW


Notes:

(A) The SELLER, IBM and Matrox, regarding the lease and sublease in Items (1) and (2) above, have agreed to release PSC and SELLER of any and all responsibilities and obligations as set forth in such lease and sublease.

(B) The SELLER and Liberty Health, regarding the sublease in Item (3), have agreed to release PSC and SELLER of any and all responsibilities and obligations as set forth in such sublease.


PURCHASER acknowledges that PURCHASER has received a complete copy of the above noted lease, subleases and release forms discussed in Notes (A) and (B) above, from SELLER prior to the Initial Closing.





                                  SCHEDULE P
                         List of Permits and Licenses


Current accounts / permits currently in use:

Revenue Canada Account Numbers:
        Corporation Income Tax Account        87774-3674-RC0001
        Import/Export Account                 87774 3674-RM0001
        Payroll Deductions Account            87774 3674-RP0001
        GST / Harmonized Sales Tax Account    87774 3674-RT0001

Ontario Retail Sales Vendor Permit Number        1317-8261

Ontario Employer Health Tax Account Number       110 248 321

Ontario Corporations Tax Account Number          5176586

Quebec Sales Tax Registration Number             1020732292




                                  Schedule Q
                    List of Miscellaneous Business Agreements


Agreements/Accounts        	        Type                           Number

Toronto-Dominion Bank             Checking                          0698 0802969
PriceWaterhouse/Coopers           Professional Serv.-Accounting    (416)228-4268
Stewart McKelvey Stirling Scales  Corporate Attorney - Halifax     (902)420-3200
Lincoln-Parry Associates          Source Escrow Cotton Ginny        Deposited
Lincoln-Parry Associates          Soruce Escrow LA Weight Loss      Deposited
Purolator Courier        	  Express Mail
Optel        	        	  Telephone
Bell Canada        	          Telephone
TigerTel        	          Long Distance
UUNET        	        	  Internet Service Provider





                                     SCHEDULE R
                         Certificate and Withholding Procedure


a) The Seller agrees to deliver to the Purchaser, at or before the Time of Closing, a certificate issued pursuant to section 116 of the Income Tax Act (Canada) (the "Act") in respect of the PSC Shares containing a "certificate limit" at least equal the Purchase Price.

(b) If the Seller fails to deliver to the Purchaser, at or before the Second Closing, the certificate under section 116 of the Act referred to in (a) above, the Seller acknowledges that the Purchaser may, from time to time, be liable to pay an amount equal to the aggregate of:

  (i)  one-third of the Purchase Price; and

  (ii) any interest and penalties charged to the Purchaser under the Act for the Purchaser's failure to remit to the Receiver General for Canada one-third of the Purchase Price on or before the date that is 30 days after the end of the month in which the Second Closing occurred(the "Remittance Date").

The sum of such liabilities at any particular time shall be referred to as the "Withheld Amount" and shall be determined, from time to time, by PriceWaterhouse/Coopers, Toronto.

(c) If the Seller fails to deliver to the Purchaser, at or before the Second Closing, the certificate under section 116 of the Act referred to in (a) above, the Escrow Agent shall, notwithstanding any provision of this Agreement or the Escrow Agreement, withhold from the Seller the lesser of:

  (i)  the Withheld Amount; and

  (ii) the aggregate of all amounts paid by the Purchaser to the Escrow Agent on or before the Remittance Date in respect of the Purchase Price.

(d) If the Seller, on or before the Remittance Date, delivers to the Purchaser the certificate under section 116 of the Act referred to in (a) above, notwithstanding (c) above, the Escrow Agent shall pay to the Seller such amounts that the Seller would otherwise be entitled to receive under the provisions of this Agreement and the Escrow Agreement.

(e) If the Seller has failed to deliver to the Purchaser, on or before the Remittance Date, the certificate under section 116 of the Act referred to in (a) above, the Escrow Agent shall, on the Remittance Date, pay to the Receiver General for Canada on behalf of the Purchaser the lesser of:

  (i)  the Withheld Amount; and

  (ii) the aggregate of all amounts paid by the Purchaser to the Escrow Agent on or before the Remittance Date in respect of the Purchase Price.

(f) If at any time after the Remittance Date, the Purchaser is required pursuant to the provisions of this Agreement to pay an amount (an "Installment Amount") to the Escrow Agent on account of the Purchase Price, the Escrow Agent Shall forthwith pay to the Receiver General for Canada on behalf of the Purchaser the lesser of the Withheld Amount (minus the amount previously remitted to the Receiver General) and the Installment Amount.

(g) Any amount paid by the Escrow Agent on behalf of the Purchaser to the Receiver General for Canada pursuant to (e) or (f) above shall be considered for all purposes to be a payment made by the Escrow Agent on behalf of the Purchaser to the Seller on account of the Purchase Price.

(h) Any amount refunded by the Receiver General as an overpayment shall be remitted to Seller to the extent of the Purchase Price under the Agreement, with the balance to the Purchaser.







                                    EXHIBIT 10.3

               EXCLUSIVE SOFTWARE LICENSE AND DISTRIBUTION AGREEMENT


THIS EXCLUSIVE SOFTWARE LICENSE AND DISTRIBUTION AGREEMENT ("Agreement") is made and entered into effective as of the 20 day of April, 1999, by and between PREMIS Corporation, a Minnesota corporation ("PREMIS"), PREMIS Systems Canada Incorporated, a Nova Scotia Corporation ("PSC") which is a direct wholly owned subsidiary of PREMIS (collectively the "Licensor") and ACA FACILITAIR BV ("ACA").

        WHEREAS, PSC owns certain copyrights, software licenses, programs, documentation, trademarks and other assets developed or purchased for the purpose of marketing its OpenEnterprise software to the specialty retailing and general merchandise marketplace ; and

        WHEREAS, PREMIS and PSC wish to divest their interest in such OpenEnterprise software; and

        WHEREAS, ACA desires to obtain the exclusive right to develop, copy, distribute, sublicense, maintain and improve such OpenEnterprise software pursuant to this Agreement; and

        WHEREAS, PREMIS, PSC and ACA are party to a certain Stock Purchase Agreement made and entered into as of the date hereof (the "Purchase Agreement"); and

        WHEREAS, subject to certain conditions precedent, ACA, PREMIS and PSC have agreed to execute this Agreement as of the Initial Closing as defined in the Purchase Agreement.

        NOW, THEREFORE, in consideration of the foregoing and the mutual covenants herein set forth, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

ARTICLE 1:  DEFINITIONS

        For purposes of this Agreement, the following defined terms shall have the respective meanings indicated below:

        1.1 PREMIS and PSC Copyrights. The term "PREMIS/PSC Copyrights" means each of the copyrighted works identified on Exhibit 1.1 hereto and developed by or on behalf of PREMIS and PSC pertaining to the OpenEnterprise software.

        1.2 PREMIS and PSC Trademarks. The term "PREMIS/PSC Trademarks" means each of the trademarks identified on Exhibit 1.2 hereto and selected or used by or on behalf of PREMIS and PSC pertaining to the OpenEnterprise software.

        1.3 PREMIS and PSC Documentation. The term "Documentation" means all documentation and programmer notes developed by or on behalf of PREMIS and PSC pertaining to the OpenEnterprise software.

        1.4 Third Party Software/Materials. The term "Third Party Software/Materials" means each of the software programs or other materials identified on Exhibit 1.3 hereto, as developed or owned by third parties and used with the OpenEnterprise software.

1.5 OpenEnterprise Software. The term "OpenEnterprise Software" means the PREMIS Copyrights, PREMIS Trademarks, PREMIS Documentation, Third Party Software/Materials and other software, licenses, programs and assets developed or purchased by or on behalf of Licensor for the purpose of marketing software to the specialty retailing and general merchandise marketplace, both computer software and related documentation, and shall include source code, object code, and source listings (including both the original source input statements, together with the object code and original address data generated by the assembler and/or compiler); applications programs, operating systems, utilities, device handlers, diagnostics, data base creation, modification, and report generation programs; assemblers, cross assemblers, compilers, utilities, libraries, linkers, loaders, debuggers, simulators, fully commented source code, detailed state diagrams, flowcharts, pseudo-code, nassi-Shneiderman Diagrams; algorithms, formulas, and other data that describe design, function, operation or capabilities; reference, user and programmer manuals; and other recorded information, regardless of the for or the medium on which it may be recorded; and for use with any make or type of hardware platform currently compatible or which is compatible in the future, together with all improvements thereto made by or on behalf of Licensor. PREMIS has assigned all of its rights, title and interest in the OpenEnterprise Software to PSC by Assignment and Assumption Agreement dated as of the date of this Agreement.

        1.6 PREMIS Customers. The term "PREMIS Customers" means those customers that have entered into license agreements for the OpenEnterprise Software.

ARTICLE 2:  EXCLUSIVE LICENSE AND DISTRIBUTION OF THE OPENENTERPRISE SOFTWARE

        2.1 Exclusive License. Licensor hereby grants ACA and its representatives, successors and assigns, the irrevocable and exclusive worldwide right and license (except for the restrictions contained in the NCR Agreement as attached as Exhibit C to the Purchase Agreement), royalty free, fully paid, with the right to grant sublicenses, to develop, copy, distribute, sublicense, re-market, maintain and improve the OpenEnterprise Software in object code and/or source code form (the "Exclusive License").

        2.2 Deliverables. Upon execution of this Agreement, Licensor shall deliver the following "Deliverables" to ACA:

  (a) one complete master and one complete backup copy of the Documentation and source code and object code for the OpenEnterprise Software, suitable for reproduction and distribution by ACA;
  (b) all marketing materials, brochures and other information developed by or on behalf of PREMIS for the commercialization of the OpenEnterprise Software (the "Additional Materials") (ACA may hereafter use the Additional Materials in furtherance of the Exclusive License);
  (c) one complete copy of all coding, work papers and notes for PREMIS' current research and development of the OpenEnterprise Software and any improvements thereto;
  (d) one complete copy of license agreements signed by PREMIS Customers on or prior to the date of this Agreement;

        2.3 Distribution of the OpenEnterprise Software. Pursuant to the Exclusive License, ACA and its representatives, successors and assigns may hereafter copy, distribute and sublicense all or any portion of the OpenEnterprise Software, in source code and/or object code form and in any manner determined by ACA.

        2.4 Source Code Escrow Agreements. Licensor will assist and cooperate with ACA, to the extent reasonably required, with any source code escrow agreements used by ACA, at ACA's discretion and at ACA's expense, in the marketing and distribution of the OpenEnterprise Software.

        2.5 Derivative Works and Improvements. All derivative works, upgrades, enhancements, new releases, new versions and other improvements to the OpenEnterprise Software, by or on behalf of ACA, and all copyrights, trademark rights, trade secret rights and/or patent rights pertaining thereto, shall be owned by ACA (collectively, the "Improvements"). Licensor hereby assigns all current and future rights, if any, in the Improvements to ACA.

        2.6 Other Copyright and Trademark Rights. ACA shall own the copyrights to all marketing and other materials developed by or on behalf of ACA and all trademarks selected or used by ACA in the commercialization of the OpenEnterprise Software, other than the PREMIS Copyrights and the PREMIS Trademarks.

ARTICLE 3:  MAINTENANCE AND SUPPORT

        3.1 Existing License Agreements. Exhibit 3.1 to this Agreement contains a listing of all of the license agreements or arrangements previously entered into by PREMIS or its affiliates for the distribution or use of the OpenEnterprise Software (collectively, the "Existing License Agreements"). ACA hereby assumes the obligations of PREMIS which accrue on and after the date hereof for only those Existing License Agreements so identified on Exhibit 3.1, and shall retain all monies collected thereunder on or after the effective date of this Agreement. PREMIS retains all of its obligations arising under the Existing License Agreements before the date of this Agreement, including but not limited to the obligation to pay third parties who provided goods or services to PREMIS relating directly or indirectly to the service of PREMIS customers prior to the date of this Agreement. PREMIS shall retain only the moneys paid for license fees and otherwise under the Existing License Agreements billed prior to the date he

If either PREMIS or ACA receives payments under an Existing License Agreement which are to be paid over to the other party pursuant to this Section 3.1, the party receiving such payment shall promptly pay such entire amount to the other party.

        3.2 Future Maintenance and Support. ACA may at its discretion determine the terms of all maintenance and support arrangements for the existing agreements for PREMIS Customers (except that ACA shall comply with all Existing License Agreements), and with customers who purchase the OpenEnterprise Software after the effective date of this Agreement.

        3.3 Hiring of PREMIS Personnel. ACA may, at its sole discretion, elect to hire any personnel of PREMIS currently employed, on such terms as may be determined by ACA.

ARTICLE 4:  COVENANTS OF PREMIS AND PSC

        4.1        Noncompete and Nonsolicitation.  Throughout the first ten
(10) years of the Term of this Agreement, and to the extent lawful under applicable laws and regulations, PREMIS and PSC individually each covenant and agree (a) not to directly or indirectly develop, enhance, improve, market, distribute, license, sell or solicit orders anywhere in the world for OpenEnterprise Software or other computer software which competes with all or any portion of the OpenEnterprise Software marketed to the specialty retailing and general merchandise marketplace (a "Competing Product"), and (b) not to solicit any employee of ACA who was employed by PREMIS as of April 1, 1999 to leave the employment of ACA. This Section 4.1 shall survive the termination of this Agreement upon consummation of the sale of the PSC Shares under the Purchase Agreement.

        4.2 Confidentiality. PREMIS and PSC each covenant and agree that they will not hereafter use or disclose the source code, object code or Documentation for the OpenEnterprise Software or any other nonpublic components of the OpenEnterprise Software without the prior written consent of ACA.

ARTICLE 5:  ONE TIME LICENSE PAYMENT

        5.1 Exclusive License Payment. A one time license payment of $1,000,000 shall be payable out of the Escrow Account (as defined in the Purchase Agreement) in the event the Second Closing (as defined in the Purchase Agreement) does not take place by September 30, 1999 (or such date as agreed to by the parties). In the event the Second Closing does not occur on or before such date, the terms and conditions of this Agreement, including the amounts due under this Agreement, shall be in full force and effect and shall continue in perpetuity. In the event the Second Closing, does occur this Agreement, shall terminate in its entirety. .

ARTICLE 6:  REPRESENTATIONS AND WARRANTIES OF PREMIS

        PREMIS and PSC agree, represent and warrant as follows:

        6.1 Interpretation. Each of the representations and warranties contained in this Article 6 are made by PREMIS and PSC for the benefit of ACA, and PREMIS and PSC acknowledges that each of such representations and warranties are material.

        6.2 Organization. PREMIS is a corporation duly organized, validly existing and in good standing under the laws of the State of Minnesota and has the corporate power and authority to own, lease and operate its properties and to carry on its activities as now being conducted. PSC is a corporation duly organized, validly existing and in good standing under the laws of the Province of Nova Scotia, Canada and has the corporate power and authority to own, lease and operate its properties and to carry on its activities as now being conducted

        6.3 Authority. PREMIS and PSC have the corporate power and authority to enter into this Agreement and to carry out the transactions contemplated by this Agreement. The transactions and activities contemplated by this Agreement have been duly authorized by their respective boards of directors and no other actions on part or on the part of any other person or entity are necessary to authorize the transactions and activities contemplated by this Agreement. This Agreement has been duly authorized, executed and delivered by PREMIS and PSC and is a legal, valid and binding agreement enforceable against PREMIS and PSC in accordance with its terms. This Agreement does not violate the Articles of Incorporation or Bylaws of PREMIS or PSC or any other agreement to which PREMIS or PSC is a party.

        6.4        Ownership.  Except only for the Third Party
Software/Materials which are licensed to PREMIS and/or PSC, PSC owns all right, title and interest in and to the OpenEnterprise Software and has not sold or assigned any interest in the OpenEnterprise Software to any person, except as set forth in the NCR Agreement attached as Exhibit C to the Purchase Agreement.

        6.5 Proprietary Rights; Absence of Liens. The OpenEnterprise Software, including, without limitation, each component and part thereof, and the copying, distribution or use of such system pursuant to the Exclusive License, does not and will not infringe upon or violate any patent, copyright, trade secret, trademark or other intellectual property right (whether conferred by statute, code, common law or otherwise) of any third party. The OpenEnterprise Software, as developed by PREMIS and PSC, is an original work of authorship of PREMIS and PSC. All rights of authorship of PREMIS' and PSC's employees and representatives in the development of the OpenEnterprise Software have been assigned to PREMIS and/or PSC and are now held by PSC.

        6.6 Most Current Software Release Warranty. The version and release of the OpenEnterprise Software delivered to ACA as part of the Deliverables is the most current commercially available version or release as of the effective date of this Agreement.

        6.7 Source Code. PREMIS and PSC has delivered to ACA the original and all except one copy of the source code for the OpenEnterprise Software. PREMIS shall retain one copy thereof but agrees not to let anyone else have access to that one copy during the term of this Agreement.

        6.8 Litigation; Laws. There is no claim, legal action arbitration, governmental investigation or other legal or administrative proceeding, nor any other decree or judgment (collectively, "Litigation") in progress, pending or in effect, or threatened, against or relating to PREMIS or PSC, or PSC's respective assets, business or operations, or to the transactions, contemplated by this Agreement, and neither PREMIS nor PSC knows, or has any reason to know, of any basis for the same.

        6.9 Disclosure. No representations or warranty by Licensor contained in this Agreement, and no information heretofore provided to the ACA, pursuant to this Agreement or in connection with the transactions contemplated hereby, contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements contained herein not misleading.

        6.10 Existing License Agreements. Each of the Existing License Agreements is terminable pursuant to the terms thereof. PSC is not in material breach, and has not received notice that it is in material breach, of any of the Existing License Agreements. None of the Existing License Agreements will be in default or breach as a result of transactions contemplated in this Agreement, and no consent of any party is required thereunder in connection with this Agreement.

        6.11 Miscellaneous. In no event will PREMIS or PSC convey any title or interest in the OpenEnterprise Software to any third party.

ARTICLE 7:  REPRESENTATIONS AND WARRANTIES OF ACA

        ACA agrees, represents and warrants as follows:

        7.1 Interpretation. Each of the representations and warranties contained in this Article 7 are made by ACA for the benefit of PREMIS and PSC, and ACA acknowledges that each of such representations and warranties are material.

        7.2 Organization. ACA is a corporation duly organized, validly existing and in good standing under the laws of The Netherlands and has the corporate power and authority to own, lease and operate its properties and to carry on its activities as now being conducted.

        7.3 Authority. ACA has the corporate power and authority to enter into this Agreement and to carry out the transactions contemplated by this Agreement. The transactions and activities contemplated by this Agreement have been duly authorized by its board of directors and no other actions on its part or on the part of any other person or entity are necessary to authorize the transactions and activities contemplated by this Agreement. This Agreement has been duly authorized, executed and delivered by ACA and is a legal, valid and binding agreement enforceable against ACA in accordance with its terms. This Agreement does not violate the Articles of Incorporation, Bylaws or other charter documents of ACA or any other agreement to which ACA is a party.

ARTICLE 8:  INDEMNIFICATIONS

        PREMIS and PSC shall, at PREMIS' and PSC's cost and expense, defend, indemnify and hold harmless ACA, its distributors, sublicensees, customers, and their respective agents, employees, officers, directors, successors and assigns, from and against any and all claims, actions, damages, liabilities, costs and expenses (including, without limitation, attorneys' fees and expenses arising out of the defense of any claim) relating to or arising out of (a) any claim or allegation that the OpenEnterprise Software, including, without limitation, any component or part thereof, infringes upon or violates any patent, copyright, trade secret, trademark or other intellectual property right, (b) Any claim related to failure by PREMIS or PSC to perform under any Existing License Agreement or the NCR Agreement (as defined in the Purchase Agreement) prior to the effective date of this Agreement, and (c) any claims by any vendor of the Third Party Software/Materials pertaining to the obligations of PREMIS and PSC, arising prior to the effective date of this agreement; provided that these indemnifications shall be void on and after the date of any change to the OpenEnterprise Software by any person other than PREMIS as to any mattter arising from or related to any such change.

        ACA shall, at ACA's cost and expense, defend, indemnify and hold harmless PREMIS and PSC, its shareholders, distributors, sublicensees, customers, and their respective agents, employees, officers, directors, successors and assigns, from and against any and all claims, actions, damages, liabilities, costs and expenses (including, without limitation, attorneys' fees and expenses arising out of the defense of any claim) relating to or arising out of (a) any claim related to ACA's failure to perform under any Existing License Agreement, (b) any allegation that the OpenEnterprise Software, including, without limitation, any component or part thereof, infringes upon or violates any patent, copyright, trade secret, trademark or other intellectual property right, but only with respect to changes, modifications or enhancements made to the OpenEnterprise Software after the date of this Agreement, (c) any claims by any vendor of the Third Party Software/Materials arising from facts or circumstances after the effectiv

ARTICLE 9:  TERM AND TERMINATION

        9.1 Term. This Agreement shall become effective as of the date first set forth above and shall continue in effect in perpetuity, subject to earlier termination as provided in Section 9.2 below:

        9.2 Termination. The term of this Agreement may be terminated only as follows:

(a) Breach. Failure by PREMIS, PSC or ACA to comply with any term or condition under this Agreement shall entitle the other party to give the party in default written notice requiring it to cure such default. If the party in default has not cured such default within sixty (60) days after receipt of notice describing the alleged default, the notifying party shall be entitled, in addition to any other rights it may have under this Agreement, or otherwise under law (unless limited by this Agreement), to terminate this Agreement by giving notice to take effect immediately.

(b) Second Closing of Purchase Agreement. This Agreement shall terminate in its entirety upon the Second Closing as defined in the Purchase Agreement.

(b) Mutual Agreement. This Agreement may be terminated at any time by mutual written agreement between the parties.

        9.3        Other Rights and Remedies of PREMIS.   The parties
acknowledge that any breach or evasion by ACA or its shareholders of any provision of this Agreement will result in immediate and irreparable injury and harm to PREMIS and its affiliates, and may cause PREMIS and its affiliates to suffer damages in amounts difficult to ascertain. Accordingly, upon such breach, which has not been timely cured, PREMIS shall be entitled to the remedies of injunction and specific performance, or either of such remedies, as well as other legal or equitable remedies to which PREMIS may be entitled. All such rights and remedies shall be cumulative, and the exercise of any one of them shall not be deemed to be a waiver of any other. The prevailing party in any litigation under this Agreement shall be entitled to recovery of reasonable attorneys' fees, in addition to other relief.

        9.4 Survival and Termination Liability. The terms and provisions of Article 8 of this Agreement shall survive the expiration or any earlier termination of this Agreement.

        9.5 Right of First Refusal. In the event that (a) PREMIS or PSC intends to terminate its corporate existence, (b) PREMIS or PSC intends to transfer any rights as licensor under this Agreement, or (c) PREMIS intends to transfer all or any shares of PSC or issue shares of PSC to any other person, then PREMIS shall give notice of such proposed action to ACA. ACA shall then have the right, exercisable within 10 days following the date of the notice, to purchase all rights of PSC and PREMIS under this Agreement, "as is" without representations or warranties, for $1.00 (US). Effective with the payment in full of the license fee under Section 5.1, PSC grants to ACA, and any of its affiliates to whom it may assign this Agreement, a security interest in the OpenEnterprise Software which shall be enforceable only in the event that this right of first refusal is not honored by PSC and /or PREMIS for any reason ( including a determination by a court of competent jurisdiction that such right of first refusal is unenforceable). In such event, ACA shall have all the rights of a secured party under the Personal Property Secutiy Act(Ontario).

ARTICLE 10:  GENERAL

        10.1 Assignment. ACA may assign or otherwise transfer this Agreement or any right or obligations herein without restriction, provided that ACA shall give at least ten (10) days advance notice to PREMIS of each such assignment (unless the assignment is to a wholly-owned subsidiary of ACA or
its parent).   No assignment shall relieve ACA or its shareholders of their obligations hereunder. For purposes of this Section, a change in control of ACA (or any subsequent assignee) shall be deemed an assignment.

        10.2 Headings. The article, section and subsection headings are for convenient reference and are not a part of this Agreement.

        10.3 Waiver. No waiver of any breach of any provision of this Agreement shall constitute a waiver of any prior, concurrent, or subsequent breach of the same or any other provisions hereof, and no waiver shall be effective unless made in writing.

        10.4 Notices. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and delivered personally or via FAX (all FAX's shall also be mailed in accordance with this Section 10.4) or sent by registered or certified mail, postage prepaid and return receipt requested, to the attention of the "President" at the parties' respective addresses set forth in the Purchase Agreement (or to such other address as the parties shall designate by notice to the other in accordance with this Section 10.4) and shall be deemed to have been given as of the date of personal delivery, as of the date on the receipt or as of the date returned unclaimed by the Postal Service.

        10.5 Modifications. This Agreement can only be modified by written agreement duly signed by the parties.

        10.6 Governing Law and Venue. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF MINNESOTA. ACA AGREES THAT VENUE FOR ANY ACTION ARISING OUT OF OR RELATING TO THIS AGREEMENT WILL BE IN A STATE OR FEDERAL COURT SITTING WITHIN THE STATE OF MINNESOTA, USA. ACA HEREBY CONSENTS AND SUBMITS TO THE PERSONAL JURISDICTION OF SAID COURTS FOR THAT PURPOSE AND HEREBY SPECIFICALLY WAIVES ANY OTHER JURISDICTION.

        10.7 Severability. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the Term hereof, such provision shall be fully severable; this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof; and the remaining provisions of this Agreement shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance from this Agreement.

        10.8 Force Majeure. Neither party shall be in default by reason of any failure in performance of this Agreement in accordance with the terms herein if such failure arises out of causes beyond the control and without the fault or negligence of such party. Such causes may include, but are not restricted to, acts of God or public enemy, acts of the government in its sovereign or contractual capacity, fires, floods, epidemics, quarantine restrictions, strikes, freight embargoes, power failures, and unusually severe weather; but in every case the failure to perform must be beyond the control and without fault or negligence of the party failing to perform.

        10.9 Complete Agreement. The terms and provisions contained in the above recitals, the Purchase Agreement and the Exhibits referred to herein (collectively, the "Agreement") contain the complete agreement between the parties concerning the subject matter hereof and supersede all prior understandings, proposals or agreements, and all prior communications between the parties relating to the subject matter of this Agreement. No representation, warranty, promise, inducement or statement of intention has been made by the parties which is not embodied in this Agreement or in the documents expressly referred to herein, and neither PREMIS, PSC nor ACA shall be bound by or liable for any alleged representation, promise, inducement or statement of intention not so set forth.

        10.10 Expenses. Each party hereto shall pay its own costs and expenses incurred in connection with the negotiation and preparation of this Agreement and the consummation of the transactions contemplated herein.

        10.11 Construction. The language in all parts of this Agreement shall in all cases be construed as a whole according to its fair meaning, strictly neither for nor against any party hereto, and without implying a presumption that the terms thereof shall be more strictly construed against one party by reason of the rule of construction that a document is to be construed more strictly against the person who himself or through his agent prepared the same, it being agreed that representatives of both parties have participated in the preparation hereof.

        10.12 Counterparts. This Agreement may be executed in one or more counterparts.


        IN WITNESS WHEREOF, the parties hereto have executed this Agreement effective as of the day and year first above written.

        PREMIS CORPORATION




        By
        F. T. Biermeier
        Its President


        PREMIS SYSTEMS CANADA INCORPORATED




        By
        F. T. Biermeier
        Its Chairman


        ACA FACILITAIR BV




        By
        Tiny Manders
        Its President



Exhibit 1.1
Copyrights and Description of the OpenEnterprise Software

No applications for copyright protection has been filed. However programs within each of the products contain assertions that the work is a product of PREMIS Systems Canada or its predecessors and as such are protected under the copyright laws.


PRODUCT        	        	DESCRIPTION


PREMIS OpenStore - Retail Store system consisting of the retail point of sale system and the store back office system

PREMIS OpenOffice - Retail Headquarters system consisting of a base system and various optional modules for store inventory, auditing and customer management.

PREMIS OpenNet - Software to maintain the data for a group of retail stores connected via a wide area network.


Exhibit 1.2

Trademarks

PREMIS Systems Canada has not filed any applications for registration of any Trademarks, Tradenames or Servicemarks.



Exhibit 1.3


Third Party Software/Materials *

PRODUCT                              RUNTIME REQUIRED          VENDOR

SQL Anywhere                              YES        	  Sybase
SQL Remote                                YES        	  Sybase
PowerBuilder                              YES        	  PowerSoft
Windows NT (Workstation and Server)       YES        	  Microsoft
SQL Server                                YES        	  Microsoft
Blast Software                            YES        	  Blast
McAfee - Zero Admin Client                YES        	  Network Associates
Tender Retail - Credit Cheq Direct        YES        	  Tender Retail
Active X 1.1                              YES        	  Microsoft
HTML Show                                 YES        	  Microsoft
Internet Explorer                         YES        	  Microsoft
OPOS Drivers                              YES        	  Hardware Specific
Other Hardware Drivers                    YES        	  Hardware Specific




* ACA shall validate this list with recently hired employees, and omissions shall not invalidate this license. This list does not include software development tools such as compilers etc.





Exhibit 3.1

Existing License Agreements

Tie Rack North America
Cotton Ginny
LA Weight Loss Clinics








                 EXIBIT 21.1  Subsidiaries of the Registrant


PREMIS Systems Canada Incorporated, a Nova Scotia, Canada Corporation. Principal offices located in Toronto, Canada.


(1) By Order of Amalgamation dated July 15, 1997 PREMIS Systems Canada Incorporated and REF Retail Systems Corp. Incorporated were amalgamated effective June 30, 1997.







                EXHIBIT 23.1  Consent of Independant Accountants


We hereby consent to the incorporation by reference in the Proxy Statement on
Schedule 14A for the fiscal 1999 annual meeting and in the Registration Statement on Form S-8 (No. 333-03161) of PREMIS Corporation, of our report dated May 7, 1999 appearing in this Form 10-KSB.


PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
June 7, 1999










                 EXHIBIT 99.1 Audited Financial Statements






Report of Independent Accountants


To the Stockholders and
  Board of Directors of
  PREMIS Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PREMIS Corporation and its subsidiary at March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the financial statements, the Company intends to submit a plan of liquidation to the stockholders of PREMIS Corporation at its annual meeting.





PRICEWATERHOUSECOOPERS LLP
May 7, 1999






PREMIS Corporation
Consolidated Financial Statements
March 31, 1999 and 1998





                              PREMIS Corporation
                         Consolidated Balance Sheet


	                                                         March 31,
            ASSETS                                          1999          1998

Current assets:
  Cash and cash equivalents                           $  2,781,592 $  1,359,773
  Trade accounts receivable, net of allowance for
  doubtful accounts of $0 and $148,183, respectively       115,921      610,244
  Refundable income taxes                                  264,000      149,453
  Inventory                                                              12,591
  Cost and estimated earning in excess of billings                       90,097
  Prepaids and other assets                                 40,719      200,450
  Current portion of note receivable                       100,000      117,367
                                                        __________   __________
     Total current assets                                3,347,232    2,539,975

Property and equipment, net                                 45,000    1,316,201
Note receivable                                                         405,322
Software distribution rights, net of accumulated
 amortization of $325,211                                                82,865
                                                        __________   __________
                Total assets                          $  3,083,232 $  4,344,363


             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                              $     26,684 $    234,043
  Accrued liabilities                                      453,109      373,748
  Unearned income                                          455,574      858,412
  Current portion of notes payable - banks                               32,403
  Current portion of other notes payable                                 49,438
  Current portion of capital lease obligation                            62,731
                                                        __________   __________
            Total current liabilities                      935,367    1,610,775

Long-term liabilities:
  Notes payable - banks				                         53,311
  Other notes payable				                         24,792
  Capital lease obligation				                792,649
                                                        __________   __________
            Total liabilities                              935,367    2,481,527

Commitment and contingencies (Note 5)

Stockholders' equity:
  Common stock, 10,000,000 shares authorized,
  5,051,177 and 4,714,177 shares issued and
  outstanding, $.01 par value                               50,512       47,142
  Additional paid-in capital                             9,659,318    9,644,109
  Stock subscription receivable                            (51,000)
  Accumulated deficit                                   (7,549,049)  (7,832,909)
  Cumulative translation adjustment                        302,084        4,494
                                                        __________   __________
            Total stockholders' equity                   2,411,865    1,862,836
                                                        __________   __________
      Total liabilities and stockholders' equity      $  3,347,232 $  4,344,363




See accompanying notes to the consolidated financial statements.






                             PREMIS Corporation
                    Consolidated Statement of Operations



                                                           Year Ended March 31,
                                                            1999         1998
Revenue:
  System sales                                        $  4,401,502 $  4,215,767

  Maintenance fees and other revenue                     1,064,349    1,729,611
                                                        __________   __________
      Total revenue                                      5,465,851    5,945,378

Cost of sales:
  Systems                                                  129,891    2,853,046
  Maintenance and other                                    421,091      608,706
                                                        __________   __________
      Total cost of sales                                  550,982    3,461,752

Gross profit                                             4,914,869    2,483,626

Operating expenses:
  Selling, general, and administrative expenses          2,089,473    3,145,476
  Research and development expenses                      1,886,696    1,779,802
  Non-recurring expenses                                 1,223,862
                                                        __________   __________
      Total operating expenses                           5,200,031    4,925,278

Loss from operations                                      (285,162)  (2,441,652)
Interest income, net                                        92,294       72,744
Other (expense) income                                     (16,680)      26,595
                                                        __________   __________
Loss before income taxes                                  (209,548)  (2,342,313)

Income tax (benefit) expense                              (493,408)      83,901
                                                        __________   __________
Net income (loss)                                      $   283,860  $(2,426,214)

Income (loss) per share
  Basic                                                $         -  $     (0.51)
  Diluted                                              $         -  $     (0.51)

Shares used in computing income (loss) per share
  Basic                                                  4,854,350    4,717,053
  Diluted                                                4,927,590    4,717,053




See accompanying notes to the consolidated financial statements.






                              PREMIS Corporation
                 Consolidated Statement of Stockholders' Equity
                  For the Years Ended March 31, 1999 and 1998



                                        Stock
              Common Stock    Additnl   Subscrip-            Cumulative
            ________________  Paid-in   tion Re-   Accumultd  Transltn
            Shares    Amount  Capital   ceivable    Deficit  Adjustment   Total

Balance at
March 31,
1997       4,734,027 $47,340 $9,702,940 $   -  $(5,406,695) $(5,524) $4,338,061

Stock issued
through the
exercise of
stock
options       8,750       88      1,662                                   1,750

Repurchase
of common
stock       (28,600)    (286)	(60,493)                                (60,779)

Currency
translation
adjustment                                                    10,018     10,018

Net loss                                         (2,426,214)         (2,426,214)

Compre-
hensive
loss                                                                 (2,416,196)

Balance at
March 31,
1998      4,714,177  47,142  9,644,109    -      (7,832,909)   4,494  1,862,836

Stock
issued
through
exercise
of stock
options	    307,600   3,076    52,055  (51,000)                           4,131

Repurchase
of common
stock       (58,600)   (586)  (35,966)                                  (36,552)

Adjustment
of shares
outstanding (88,000)    880      (880)

Currency
translation
adjustment                                                   297,590    297,590

Net income                                          283,860             283,860

Comprehensive
income                                                                  581,450

Balance at
March 31,
1999     5,051,177 $50,512 $9,659,318 $(51,000) $(7,549,049) $302,084 $2,411,865




See accompanying notes to the consolidated financial statements.






                             PREMIS Corporation
                    Consolidated Statement of Cash Flows
                 For the Years Ended March 31, 1999 and 1998



                                                        Year Ended March 31,
                                                          1999           1998

Cash flows from operating activities:
  Net income (loss)	                             $    283,860  $ (2,426,214)
  Adjustments to reconcile net loss to net
  cash provided from (used by) operating activities:
    Depreciation and amortization                         283,215       342,166
    Proceeds from note receivable                          96,819       104,158
    Non-recurring charges                               1,042,174
    Net gain on disposal of fixed assets                  (62,249)
    Changes in assets and liabilities,
     net of effect from acquisition:
      Accounts receivable                                 494,323     1,526,436
      Refundable income taxes                            (114,547)       97,393
      Inventory                                            12,591       383,704
      Cost and estimated earnings in excess of billings    90,097        74,440
      Prepaids and other assets                           159,731       177,034
      Deferred taxes                                                    133,921
      Accounts payable                                   (207,359)     (353,306)
      Accrued liabilities                                (228,849)     (310,549)
      Unearned income                                    (402,838)     (115,403)
                                                       __________    __________
        Net cash provided from (used by)
        operating activities                            1,446,968      (366,220)

Cash flows from investing activities:
  Purchase of property and equipment                      (89,388)     (180,473)
                                                       __________    __________
    Net cash used by investing activities                 (89,388)     (180,473)

Cash flows from financing activities:
  Repayments of line of credit                                         (245,820)
  Repurchase of common stock                              (36,552)      (60,779)
  Proceeds from notes payable                                            47,500
  Exercise of common stock options                          4,131         1,750
  Repayment of debt                                      (159,944)     (213,934)
  Capital lease obligations                               (40,986)      (55,690)
                                                       __________    __________
        Net cash used by financing activities            (233,351)     (526,973)

Effect of exchange rate changes on cash                   297,590
Net increase (decrease) in cash                         1,421,819    (1,073,666)
Cash and cash equivalents at beginning of year          1,359,773     2,433,439
                                                       __________    __________
Cash and cash equivalents at end of year              $ 2,781,592   $ 1,359,773


As described in Note 13, a net capital lease asset of $728,324 and related lease obligation of $814,394 were converted to an operating lease in November 1998.





See accompanying notes to the consolidated financial statements.





                            PREMIS Corporation
                Notes to Consolidated Financial Statements
                        March 31, 1999 and 1998



1.  Organization

PREMIS Corporation (the "Company") has historically developed, marketed and supported a line of enterprise-wide solutions to meet the information needs of multi-store specialty and general merchandise retailing chains. The Company's information management software systems are designed to assist businesses with the day-to-day management of their operations and long-term strategic planning.

On May 7, 1999, the Board of Directors of the Company adopted the Plan of Liquidation. The Company is seeking ratification and approval of the Board's action and the affirmative adoption of the Plan of Liquidation by the stockholders. The Plan of Liquidation provides that upon adoption by the stockholders, the Company will proceed to liquidate its assets and to dissolve its corporate existence in accordance with Minnesota law.

Assuming the Plan of Liquidation is approved by the stockholders at the Annual Meeting, the Board of Directors will proceed in the following manner: 1) The Company will file a Notice of Intent to Dissolve with the Minnesota Secretary of State. 2) The Board will collect monies owed to the Company and sell the Company's assets in one or more transactions. 3) The Company will pay or provide for payment of all debts and liabilities of the Company and all expenses of liquidation and dissolution (to the extent of available funds realized upon the sale of the Company's assets plus existing cash on hand). 4) After all assets of the Company have been reduced to cash and all creditors' claims have been paid or provided for, and if there then are no pending legal, administrative or arbitration proceedings (or adequate provisions have been made to satisfy any liability arising from such proceedings), the Company will distribute all remaining assets (consisting solely of cash) to the stockholders. Following this distribution, the Company will file Articles of Dissolution with the Secretary of State of Minnesota and will take any and all other necessary or appropriate actions to dissolve and to terminate the Company's existence.

In anticipation of the approval of the Plan of Liquidation, the Company restructured its operations, including the closing of its Canadian operations during February and March 1999. Severance agreements have been signed by all Canadian employees, and the Company has provided for all anticipated costs of this closing as discussed in Note 8. Additionally, the Company has significantly reduced head count in the United States, and has provided for all related severance agreements.


2.  Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Supplemental Cash Flow Information
                                               Year Ended March 31,
                                                1999         1998

Cash paid during the year for interest        $ 75,596   $ 142,425



  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consist primarily of computer equipment held for resale.

  Property and Equipment

As discussed in Note 1, the Company shut down its Canadian operations and is in the process of winding up its U.S. operations. Management estimated the impairment of fixed assets as $408,094 based upon the estimated realizable value of $45,000 for the Company's fixed assets. The impairment is included in the non-recurring expenses in the statement of operations. Depreciation expense during 1999, prior to the impairment determination, was $200,350.

Property and equipment at March 31, 1999, were stated at cost and depreciated for financial statement purposes on a straight-line basis over the estimated useful life of the assets. Depreciation expense for the year ended March 31, 1998 was $259,717. A summary of property and equipment was as follows:

                              Depreciation Lives         1999

Building capital lease            10 years          $   950,000
Furniture and equipment        5 - 7 years              837,126
Leasehold improvements             7 years               76,994
Less accumulated
depreciation and amortization                          (547,919)
                                                     __________
                                                    $ 1,316,201


Software Distribution Rights

The Company has acquired certain software marketing licenses and distribution rights. The costs are capitalized and amortized using the straight-line method over the term of the agreements which range from three to five years. These costs were fully amortized as of March 31, 1999.

Foreign Currency Translation and Transactions

Foreign assets and liabilities are translated using the fiscal year-end rates of exchange. Results of operations are translated using the average exchange rates throughout the period. Translation gains or losses are accumulated as a separate component of stockholders' equity.

Research and Development Costs

Research and development expenditures are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility of the products in development. Costs have not been capitalized because post-technological feasibility costs are immaterial.

Revenue Recognition

System sales include software license, hardware and long-term system installation contract revenue. The Company records revenues from software licenses and hardware upon installation and customer acceptance. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period.

Revenues under long-term system installation and consulting contracts are recognized over the period the Company satisfies its obligation using the percentage-of-completion method. Progress on the contracts is measured by the percentage of project hours incurred to date to the total estimated number of project hours for each contract. Management considers project hours to be the best available measure of progress on these contracts. Changes in conditions and estimated earnings may result in review of estimated costs and earnings during the course of the contract and are reflected in the accounting period in which the facts which require the revisions become known. In the normal course of business, the Company may also be subject to a risk of loss by incurring costs to complete a contract in excess of the fixed bid price.

Net Income (Loss) Per Share

The Company accounts for income taxes in accordance SFAS No. 128, "Earnings Per Share." SFAS No. 128 applies to entities with publicly held common stock, and requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity.


A reconciliation of denominators of the basic and diluted income (loss) per share computations for the years ended March 31, 1999 and 1998 is presented below:

                                                         1999        1998

Net income (loss)                               $    283,860  $  (2,426,214)
                                                ____________  _____________

Shares calculation:
  Weighted average basic shares outstanding        4,854,350      4,717,053
  Effect of dilutive securities
    Options                                           73,240
                                                ____________  _____________
  Total shares used to compute diluted
   income (loss) per share                         4,927,590      4,717,053
                                                ____________  _____________

Net income (loss) per share:
  Basic                                         $       0.06          (0.51)
                                                ____________  _____________

  Diluted                                       $       0.06  $       (0.51)
                                                ____________  _____________



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



3.   United States Postal Service and NCR Corporation Revenues

        In September 1996 (prior to the Company's acquisition of REF Retail Systems Corp. Incorporated "REF"), REF entered into a subcontractor arrangement with NCR Corporation ("NCR") in support of the United States Postal Service ("USPS") POS ONE project. The USPS POS ONE project was awarded on August 13, 1996 to NCR and IBM Corporation. Under this project, the USPS is upgrading and opening new retail stores in various post office locations throughout the United States. NCR's portion of the POS ONE contract involves installation of new POS software and equipment for approximately half of the USPS retail workstations. Under the subcontractor arrangement with NCR, the Company's OpenStore product framework and architecture served as the foundation of the point-of-sale software utilized by NCR in support of NCR's POS ONE contract with USPS.

        In August 1998, the Company announced a software license agreement with NCR which amended the terms of utilization of the Company's commercial OpenStore technology in the USPS POS ONE program. The NCR agreement eliminated the Company's obligations under its previous POS ONE subcontract with NCR to deliver point-of-sale software to the USPS in support of the POS ONE project and allowed the Company to focus its resources exclusively on the commercial development of OpenEnterprise products. In August 1998, the Company received the first of two payments of $3,250,000 under the NCR agreement. The second $3,250,000 payment is contingent upon award by the USPS of Phase II of the POS ONE project to NCR. Such award has not been made and no date for decision has been announced.

Sales to the USPS represented 63% and 24% of total revenues during 1999 and 1998, respectively. Additionally, the USPS represented 0% and 16% of trade accounts receivable at March 31, 1999 and 1998, respectively. NCR accounted for 3% and 43% of total revenues during 1999 and 1998, respectively and 65% and 30% of year-end trade accounts receivable at March 31, 1999 and 1998, respectively.


4.   Costs, Estimated Earnings and Billings on Uncompleted Contracts in
Progress

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                         1998

Costs incurred on uncompleted contracts               $ 184,640
Estimated earnings                                      133,705
                                                      _________
                                                        318,345
Billings to date                                        228,248
                                                      _________
Costs and estimated earnings in excess of billings    $  90,097


The amount is included in current assets as all contracts in progress are expected to be completed within one year. There were no costs and estimated earnings in excess of billings as of March 31, 1999.

Billings in excess of costs and earnings of $421,816 and $388,288 are included in unearned income at March 31, 1999 and 1998, respectively.



5.   Lease Commitments

The Company is obligated under various capital and operating leases for equipment and office facilities. The future payments due under noncancelable operating leases, excluding executory costs such as management and maintenance fees, are as follows:

                                              Operating Leases
Fiscal Year Ending March 31,

2000                                             $   51,996
2001                                                 51,996
2002                                                 38,997
                                                  _________
Total future minimum lease payments              $  142,989


Total rent expense under operating leases was approximately $159,000 and $235,000 for the years ended March 31, 1999 and 1998, respectively.


6.   Stock Options

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


A summary of changes in outstanding options and common shares reserved under the Plan are as follows:

        	        	        	Weighted-Average
                                Shares
                               Available         Options        Exercise
                               for Grant        Outstanding      Price

Balance at March 31, 1997       257,259          1,361,908      $  3.82

Granted                        (277,000)           277,000         2.93
Exercised                                           (8,750)        0.20
Canceled                        166,500           (166,500)        5.69
                             __________         __________       ______
Balance at March 31, 1998       146,759          1,463,658         3.45

Granted                        (767,000)           767,000         1.23
Exercised                                         (307,600)        0.18
Canceled                      1,473,900        	(1,473,900)        3.47
                             __________         __________       ______
Balance at March 31, 1999       853,659            449,158      $  1.17


During 1999, 300,000 options were exercised and shares were issued in exchange for a promissory note with recourse for $51,000, bearing interest at 5% and due December 31, 1999. A stock subscription receivable of $51,000 has been recorded as a reduction to stockholders' equity at March 31, 1999, relating to this note receivable.

The following table summarizes information about the stock options outstanding at March 31, 1999:

                         Options Outstanding              Options Exercisable
                   _________________________________  __________________________
                               Weighted-
                                Average    Weighted-                   Weighted-
                               Remaining    Average                     Average
  Range of           Number   Contractual  Exercise      Number        Exercise
Exercise Price    Outstanding     Life       Price     Exercisable       Price

$0.15               50,000       .4 years   $ 0.15       50,000        $ 0.15
$0.90 - $1.31      354,000      4.1 years     1.15       92,500          1.24
$1.38 - $2.00       20,000      3.4 years     1.56       10,000        	 1.75
$2.25 - $5.00       25,158      2.7 years     3.11       25,158        	 3.11
                  ________      _________   ______      _______        ______
                   449,158      3.8 years   $ 1.17      177,658        $ 1.23


Effective April 2, 1998, all stock options for full-time employees priced at more than $1.31 (346,000 total options) were canceled and reissued at the then current stock price of $1.31.


Options outstanding under the Plan expire at various dates from 1999 to 2001. The number of options exercisable as of March 31, 1999 and 1998 were 177,658 and 962,915, respectively. The weighted-average fair value of options granted during 1999 and 1998 are $1.06 and $2.69, respectively.

Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively; risk-free interest rates of 6.2%; volatility factors of the expected market price of the Company's Common Stock of 150% and 40%; and a weighted-average expected life of the option of five years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on the net loss for 1999 and 1998 does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. The Company's pro forma information is as follows:

                                                    Year Ended March 31,
                                                     1999          1998

Pro forma net income (loss)                       $(180,892)  $ (2,663,598)
Pro forma income (loss) per share,
  basic and diluted                               $   (0.04)  $      (0.56)


Stock Warrants

Stock warrants for the right to purchase 188,968 shares of the Company's common stock at prices between $6.00 and $6.25 have been issued in connection with a common stock offering and other transactions. The warrants are vested and expire between September and December 2001.


7.        Notes Payable

The Company's notes payable - bank at March 31, 1998 consist of the following Small Business Development Loans ("SBDL") and installment note which were secured by substantially all assets of the Company.


                                             1998

Notes payable - bank (SBDL)               $  81,576
Note payable - bank (installment note)        4,138
                                          _________
                                             85,714
Less:  Current portion                      (32,403)
                                          _________
                                          $  53,311



The Company has other notes payable as follows:


                                             1998

Note payable to an individual             $  42,292
Note payable for purchase of
software license (see Note 13)                8,272
Inventory note payable                       23,666
                                          _________
                                             74,230
Less:  Current portion                      (49,438)
                                          _________
                                          $  24,792


During 1999, the Company paid all outstanding notes payable.


8.        Non-recurring Expenses

        As discussed in Note 1, the Company shut down its Canadian operations as of March 31, 1999 and is in the process of winding up its U.S. operations. The Company recorded a $1,223,862 pretax charge to fourth quarter 1999 earnings, primarily associated with employee separation benefits, fixed asset impairments, and the write-down of the note receivable discussed in Note 12.

        The following table represents the cumulative activity related to the Company's winding up activities:

                                             1999                   Balance at
                                           Original                  March 31,
                                            Charge       Usage         1999



        Severance                        $  330,821    $ 181,688    $ 149,133
        Lease termination costs              92,817                    92,817
        Fixed asset impairment              408,094      408,094
        Long-term receivable write-down     325,870      325,870
        Customer settlement                  66,260                    66,260
                                         __________    _________    _________
                Total                    $ 1,223,862   $ 915,652    $ 308,210


        The remaining balance of $308,210 is included in accrued liabilities at March 31, 1999.



9.        Income Taxes

Income tax expense is comprised of the following:

                                                  1998           1997

Current income tax provision (benefit):
        Federal                               $  (493,408)    $   (50,020)
                                              ___________     ___________
                Total current taxes           $  (493,408)    $   (50,020)

Deferred income taxes:
        Federal                                                   (61,000)
        State                                                      (6,000)
        Foreign                                                (1,167,270)
                                              ___________     ____________
                Total deferred taxes          $                (1,234,270)

Valuation allowance                                             1,368,191
                                              ___________     ____________
Income tax (benefit) expense                  $ (493,408)     $    83,901


A reconciliation of the expected federal statutory rate for the years ended March 31, 1999 and 1998 is as follows:

                                                         1999          1998

U.S. federal statutory tax rate                   $   (377,000)  $   (106,000)
State income taxes, net of federal tax benefit         (37,000)       (10,000)
Foreign tax provision (benefit)                        416,000       (923,000)
Foreign research and development credit                (38,000)      (184,000)
Valuation allowance                                   (350,048)     1,368,191
Other                                                 (107,360)       (61,290)
                                                      __________  ___________
                                                  $   (493,408)   $    83,901


Deferred tax assets (liabilities) are comprised of the followin at March 31:

                                                        1999           1998

Allowance for doubtful accounts                    $              $    39,000
Excess book depreciation over tax                      236,000         67,000
Net operating loss carryforwards                       694,000      1,277,000
Foreign Business credit carryforwards, net             431,000        393,000
Deferred facility costs                                                43,000
Other                                                   52,143         11,191
                                                   ___________    ___________
  Gross deferred tax assets                          1,413,143      1,763,191
Less valuation allowance                            (1,413,143)    (1,763,191)
                                                   ___________    ___________
  Net deferred tax asset                           $         -    $         -


A valuation allowance was provied to account for uncertainties regarding the recoverablitiy of certain foreign tax credit and operating loss carryforwards. The foreign operating loss carryforwards are comprised of $58,000 and $636,000 in the United States and Canada, respectively, and expire in 2019 and 2005.


10.        Purchase of Software License and Distribution Rights

During fiscal year 1995, PREMIS purchased a software license and distribution rights for a period of five years for $403,910. In addition to the purchase price, the Company must make contingent royalty payments based on a percentage of the net cash receipts from related sales. The Company capitalized the purchase price as software distribution rights and amortized the amount over the term of the agreement. Amortization of $82,865 and $80,782 is included in cost of sales for the years ended March 31, 1999 and 1998, respectively.


11.        Employee Benefits

The Company has a retirement savings plan which qualifies under the Internal Revenue Code Section 401(k) which covers substantially all U.S. employees of the Company. All employees with at least 90 days of employment are eligible to participate in the Plan. The Company's contributions to the Plan are based on 15% of employee contributions which are subject to salary limitations. Company contributions to the Plan were approximately $7,989 and $3,312 for the year ended March 31, 1999 and 1998, respectively. There was no discretionary Company contribution in fiscal 1999.

The Company has a defined contribution employee retirement plan covering substantially all Canadian employees of the Company. All employees with at least one year of employment are eligible to participate. The Company's contributions to the Plan range from 1% to 2% of the employee's compensation depending upon length of service. The Company recognized expense of $2,391 and $5,357 for contributions to the Plan for the year ended March 31, 1999 and 1998, respectively.


12.        Software License and Distribution Agreement

On January 1, 1997, the Company and an unaffiliated corporation entered into a software license and distribution agreement. The Company, in exchange for the granting of exclusive worldwide rights to the Advantage System and providing training and other contract work over a limited time period, received a note receivable for $651,000. The note receivable is payable in 60 equal monthly installments of $14,481 and bears interest at 12% At March 31, 1999, the outstanding balance of the note receivable was written down to management's estimate of its net realizable value of $100,000, which is included in current assets. Licensing revenue was recognized ratably over two years and all training and contract revenue is recognized as services are performed. Unearned revenue at March 31, 1999 and 1998 was $0 and $186,750, respectively.



13.        Related Party Transaction and Commitment

Effective September 1, 1996, the Company entered into a lease agreement for its executive offices and operations which was recorded as a capital lease. The facility was owned by a limited liability partnership controlled by two officers, directors and principal stockholders of the Company. The lease had an initial ten-year term with monthly base rent of $13,477 and two successive two-year options for renewal. On June 30, 1996, the Company prepaid $105,000 in base rent, which reduced the minimum monthly base rent by $2,816 for the first 44 months of the lease (an aggregate credit of $105,000 plus 9% interest per annum). In November 1998, the related parties sold the facility was sold to an unrelated party and the Company signed a new operating lease. See Note 5 for discussion of the related commitment.


14.        Segment Information and Foreign Operations

The Company conducts its business within one industry segment: software and services for point of sale customers. Canadian operations include the wholly owned subsidiary, PREMIS Systems Canada Incorporated.

Revenues, net income and identifiable assets by geographic area are summarized as follows:

                                                     For the Years Ended
                                                           March 31,
                                                  __________________________
                                                      1999           1998

Revenues from unaffiliated customers:
        Domestic operations                       $ 1,147,014    $ 3,440,191
        Canadian operations                         4,318,837      2,505,187
                                                  ___________    ___________
          Consolidated                            $ 5,465,851    $ 5,945,378

Net income (loss):
        Domestic operations                       $  (648,985)   $  (312,645)
        Canadian operations                           932,845     (2,113,569)
                                                  ___________    ___________
          Consolidated                            $   283,860    $(2,426,214)



                                                       As of March 31,
                                                  __________________________
                                                      1999           1998

Identified assets:
        Domestic operations                       $ 3,281,155    $ 3,561,894
        Canadian operations                            66,077        782,469
                                                  ___________    ___________
          Consolidated                            $ 3,347,232    $ 4,344,363


Transaction gains and losses recorded in income in 1999 and 1998 were immaterial. There were no intercompany revenues in fiscal years 1999 and 1998.



15.        Subsequent Event

In April 1999, the Company entered into an agreement with an unrelated party to sell all outstanding shares of PREMIS Systems Canada for $1 million, subject to stockholder approval. The Company also granted the purchaser an irrevocable and exclusive worldwide license to Open Enterprise.