Form 10QSB
period 1999-06-30
PREMIS CORP
filed 1999-08-16
CIK 724910

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                             FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTi
      OF 1934

      For the quarterly period ended   June 30, 1999

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 5,028,952 as of June 30, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]




PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            PREMIS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data) (Unaudited)

                                             Three Months Ended
                                                June 30,
                                            1999             1998

REVENUES:
    Systems                                $                $  108
    Maintenance and other services            177              493
                                           ______           ______
    Total revenues        	              177              563

COST OF REVENUES
    Systems        	        	                        64
    Support and other        	               39              180
                                           ______           ______
    Total cost of revenues                     39              244


GROSS PROFIT                                  138              319

OPERATING EXPENSES
    Selling, general and administrative        93              575
    Research and development        	                       658
                                           ______           ______
    Total operating expenses                   93            1,233
                                           ______           ______
    Operating income (loss)                    45             (914)

    Interest income, net                       20                2
    Other income                                5               56
                                           ______           ______
NET INCOME (LOSS) BEFORE TAXES                 70             (856)

    Income tax (benefit) expense                                (4)
                                           ______           ______
NET INCOME (LOSS)                          $   70           $ (852)

Net (loss) per share - Basic and Diluted   $  .01           $ (.18)

Weighted Average Shares Outstanding         5,029            4,729





                             PREMIS CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)


                                                 June 30, 1999    March 31, 1999
                                                  (unaudited)        (audited)

ASSETS
Current assets:
        Cash and cash equivalents                   $   2,671        $   2,782
        Accounts receivable, net                           43              116
        Refundable Income Taxes                           264              264
        Prepaid expenses and other current assets          89               41
       	Current Portion of Note receivable                  -              100
            Total current assets        	        3,067            3,303

        Property and equipment, net                        31               45

TOTAL ASSETS                                        $   3,098        $   3,348

LIABILITIES
Current liabilities:
        Accounts payable and accrued expenses       $      21        $      27
        Accrued Liabilities                               307              453
        Unearned Income                                   455              456

        	Total current liabilities                 783              936


Shareholders' equity:
        Common stock                                       50               51
        Additional paid in capital                      9,635            9,659
        Stock subscription receivable                     (51)        	   (51)
        Accumulated deficit                            (7,479)        	(7,549)
        Cumulative translation adjustment                 161              302
        	Total shareholders' equity        	2,316        	 2,412

TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                        $   3,098        $   3,348







                           PREMIS CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in thousands) (unaudited)


                                                         Three Months Ended
        	                                              June 30,
                                                          1999        1998

OPERATING ACTIVITIES
Net income (loss)                                      $      70     $    (882)
  Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
  Depreciation and amortization                                             83

    Changes in assets and liabilities:
        Current assets        	                             116            25
        Current liabilities                                 (286)            4
                                                       _________     _________
Net cash provided by operating activities                   (100)         (740)

INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment            14            (3)
                                                       _________     _________
Net cash provided by (used in) investing activities           14            (3)
                                                       _________     _________


FINANCING ACTIVITIES
  Proceeds from the exercise of common stock options        	             4
  Proceeds from notes receivable                                            19
  Capital lease obligations                                                (15)
  Payments on notes payable        	                                   (32)
  Repurchase of common stock                                 (25)          (32)
                                                       _________     _________
Net cash (used in) financing activities                      (25)          (24)
                                                       _________     _________

Net increase in cash and cash equivalents                   (111)         (767)

Cash and cash equivalents, beginning of fiscal year        2,782         1,360

                                                       _________     _________
Cash and cash equivalents, end of period               $   2,671     $     593
                                                       _________     _________





                                PREMIS CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, with the exception of the balance sheet for March 31, 1999, which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-KSB Report for the fiscal year ended March31, 1999.

2.        PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

3.        NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which was adopted on December 31, 1997. All earnings (loss) per share amounts for all periods have been presented to conform to the Statement 128 requirements. Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share does not include the effect of outstanding stock options and warrants in a loss period as they are anti-dilutive.

4.  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective April 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 1999 and 1998 (in 000's) are as follows:

                                                 Three Months Ended
        	                                     June 30,
                                                 1999        1998

Comprehensive income (loss):
  Net income (loss)                            $    70      $  (852)
Other comprehensive income (loss):
  Foreign currency translation
       adjustments                                 141            1

  Comprehensive income (loss)                  $   211      $  (851)


5.    SOFTWARE REVENUE RECOGNITION

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









ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties, some of which are discussed below. Other factors that could cause actual results to differ materially from those described in the forward-looking statements include: The likelihood and volatility regarding the expected date of arrival of certain cash payments under license and sale agreements. The risk of delays in receiving approvals for certain tax maters from foreign governments. The risks inherent in the sub-lease of leased properties. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, since such statements necessarily reflect the knowledge and belief of the Company which speak as to matters only as of the date hereof. The Company does not undertake, and shall have no obligation, to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances ofter the date hereof or to reflect the occurrence of unanticipated events.

General

On July 15, 1999 the shareholders of the Company approved the following three proposals placed before the Annual Meeting:

 1. Sale of the Company's ownership of its subsidiary, PREMIS Systems Canada Incorporated ("PSC") and PSC's OpenEnterprise software to ACA Facilitair BV (the "Transaction"):

2. Adoption of a Plan of Complete Liquidation and Dissolution of the Company (the "Plan of Liquidation"):

3. Holdback of up to $1 million of the proceeds of the Transaction for a period of up to 12 months to identify and secure a business combination which may provide shareholders with additional value, and thereby delaying or terminating implementation of the Plan of Liquidation.

The management of the Company is proceeding to satisfy the obligations of the Company, sell its remaining assets and review opportunities for a business combination. As of the date of this report on Form 10QSB it is anticipated that the sale of PSC to ACA Facilitair will be completed by late September 1999.

The results of the quarter ended June 30, 1999 should not be viewed as the results of a company seeking to operate in the normal course of business. The staff has been reduced to a small group of people which are meeting the obligations of extended software maintenance contracts, preparing for the sale
of PCS, and liquidating the remaining unused assets of the company.   The
comparisons of current and prior year periods set forth below should be evaluated in light of the Company's objective, which is winding down and ceasing operations.



Results of Operations

Revenue. The Company's revenues are divided into two categories: systems revenues and maintenance and other services revenues. No systems revenues were recorded for the period ended June 30, 1999. Maintenance fees and other services revenues are composed principally of system maintenance contracts. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve months.

Total revenues for the first quarter of fiscal 2000, were $177,729 compared to $563,000 for the same period in fiscal 1999. For fiscal 2000 these revenues consisted of maintenance revenue and custom development related to maintenance contracts. The Company derives its revenues from a small number of customer software support contracts. The Company expects continued low level of maintenance and support revenues throughout the remainder of fiscal 2000.

Gross Profit. Gross profit for the first quarter of fiscal 2000 was $138,387 compared to $319,000 for the same period in fiscal 1999. For the remainder of the fiscal year, Gross profit is expected to vary significantly as the liquidation proceeds on course.

Selling, General And Administrative. Selling, general and administrative expenses were $93,430 compared to $575,000 for the same period in fiscal 1999. A large portion of which is related to one-time expenses related to the liquidation.

Research And Development. The Company had no research and development expense for the first quarter period ended June 30, 1999 compared to $658,000 for the period ending June 30, 1998. The Company does not expect to have research and development expense during the remainder of the fiscal year 2000.

Interest And Other Income. Interest income for the period reflects interest earned on investments. Interest income for the first quarter period was $19,660 compared to $2,000 for the same period in fiscal 1999.

Income Tax Expense. For the three month period ending June 30, 1999, no income tax expense was recorded, since the Company believes its net operating loss carryforward are adequate to offset current period earnings. The Company has previously recorded a deferred tax asset and related income tax benefit associated with its accumulated net operating losses in the amount of $264,000, in the 1999 Fiscal year.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $110,539 from March 31, 1999 to June 30, 1999. The decrease is primarily the result of severance, payments for lease terminations and contract settlements associated with the
liquidation of the Company.   As of June 30, 1999, the Company had working
capital of $2,284,853 compared to working capital of $2,366,865 at March 31, 1999.

Under a software license agreement with NCR Corporation, a one-time software license fee may be paid to the Company by NCR in two installments of $3,250,000. The first license fee installment was received during the second quarter of fiscal 1999. The second installment is payable only if NCR receives an order for Phase II application software as part of the United States Postal Service POS ONE program, which utilizes PREMIS OpenStore software. As of August 12, 1999 the POS ONE program continues to rollout Phase I systems and an order for Phase II application software has not yet been awarded to NCR.

On July 15, 1999, the shareholders of the Company voted to sell its Canadian subsidiary to ACA Facilitair, liquidate the Company and distribute the cash assets to the shareholders. The shareholder also approved a holdback from the distribution of $1,000,000 to seek a merger partner for the Company, if the second NCR license payment is received.

Upon receipt of the second NCR license payment and closing of the sale of PSC to ACA Facilitair, the net cash of the Company, after providing for its obligations, less $1,000,000 to be held back, will be distributed to its shareholders. During the period from approximately July 15, 1999 to July 15, 2000 the Company will be seeking a business combination with another entity.
In the absence of such a combination within this general time frame, the Company will liquidate and distribute the remaining net proceeds to the shareholders.

There were no capital expenditures for property and equipment in the first three months of fiscal 2000.

The Company occupies its headquarters in Plymouth, Minnesota pursuant to a 36 month lease, effective January 1, 1999, for approximately 7,000 square feet at a minimum monthly base rent of $4,333. The Company is actively seeking a sublease for this space.

Effective July 1, 1999, the Company's Canadian subsidiary received a release from its obligations under a lease that became effective January 1, 1999, for a approximately 8,300 square feet and a minimum monthly rental of CDN$7,463. As of July 1, 1999, the Company has no lease obligations for its Canadian subsidiary other than a month to month lease of 400 square feet for storage of its business records.


PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

In September 1998, the Company commenced legal proceedings against Robert E. Ferguson, a former owner of REF Retail Systems Corp. ("REF") which the Company acquired on October 1, 1996, seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). The Ferguson suit has not been settled as of August 12, 1999. The Company expects to provide for its continuing litigation under the plan of liquidation.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of the shareholders of the Company on July 15, 1999, the following proposals were voted upon by the shareholders:

1. Sale of the Company's ownership of its subsidiary, PREMIS Systems Canada Incorporated ("PSC") and PSC's OpenEnterprise software to ACA Facilitair BV (the "Transaction"):
        For:  3,284,147        Against: 19,900        Abstain: 4,600

2. Adoption of a Plan of Complete Liquidation and Dissolution of the Company (the "Plan of Liquidation"):
        For:  3,053,305        Against: 50,142        Abstain: 205,200

3. Holdback of up to $1 million of the proceeds of the Transaction for a period of up to 12 months to identify and secure a business combination which may provide shareholders with additional value, and thereby delaying or terminating implementation of the Plan of Liquidation.
        For:  3,045,253        Against: 243,994        Abstain: 19,400

4.     Election of five (5) Directors:

                                   For        Against
        F. T. Biermeier        4,635,862        63,350
        Mary Ann Calhoun       4,635,862        63,350
        Gerald F. Schmidt      4,635,862        63,350
        Albert D. Hanser       4,635,862        63,350
        Terrence W. Glarner    4,635,862        63,350


5. Ratification of appointment of PriceWaterhouseCoopers, LLP as the independent auditors of the Company for the year ending March 31, 2000:
        For:  4,486,441        Against:  21,950        Abstain: 9,977


All proposals were approved by the shareholders, by a majority of the outstanding shares of record on June 1, 1999.


ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

        None.

(B)  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 13, 1999

        PREMIS CORPORATION
        (Registrant)

        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer
        Chief Financial Officer