Form 10QSB
period 1999-09-30
PREMIS CORP
filed 1999-11-12
CIK 724910

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                             FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTi
      OF 1934

      For the quarterly period ended   September 30, 1999

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 5,028,952 as of September 30, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]


PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                             PREMIS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data) (Unaudited)

                                          Three Months Ended    Six Months Ended
        	                             September 30,        September 30,
                                           1999      1998         1999      1998

REVENUES:

  Systems                               $ 3,199   $ 3,461     $ 3,199   $ 3,839
  Maintenance and other services             91       303         269       489
                                        _______   _______     _______   _______
Total revenues                            3,290     3,764       3,468     4,328

COST OF REVENUES:

  Systems                                              35                   102
  Support and other                          39        84          78       262
                                        _______   _______     _______   _______
Total cost of revenues                       39       119          78       364

GROSS PROFIT                              3,251     3,645       3,390     3,964

OPERATING EXPENSES:

  Selling, general and administrative       164       531         258     1,085
  Research and development                            432                 1,112
                                        _______   _______     _______   _______
  Total operating expenses                  164       963         258     2,197

  Operating income                        3,087     2,682       3,132     1,767

  Interest income, net                       35         7          54         9
  Other (expense) income                    220       (83)        226       (26)
                                        _______   _______     _______   _______
BEFORE TAXES                              3,342     2,606       3,412     1,750

  Income tax (benefit) expense        	    313        	-         313        (4)
                                        _______   _______     _______   _______
NET INCOME                              $ 3,029   $ 2,606     $ 3,099   $ 1,754



Basic earnings (loss) per               $   .60   $   .55     $   .62   $   .37
Diluted earnings (loss) per share       $   .57   $   .52     $   .59   $   .36

Shares used to compute:
  Basic earnings (loss) per share         5,028     4,734       5,028     4,732
  Diluted earnings (loss) per share       5,283     5,027       5,283     5,027






                                PREMIS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)


                                             September 30, 1999   March 31, 1999
                                                (unaudited)         (audited)


ASSETS

Current assets:
  Cash and cash equivalents                       $  5,769           $  2,781
  Accounts receivable, net                              42                116
  Current Portion of Note Receivable                                      100
  Prepaid expenses and other current assets             64                 41
  Refundable income taxes                              249                264
                                                  ________           ________
  Total current assets                               6,124              3,302

  Property and equipment, net                           29                 45
                                                  ________           ________
TOTAL ASSETS                                      $  6,153           $  3,347


LIABILITIES

Current liabilities:
  Accounts payable and accrued expenses           $    172           $    479
  Accrued Taxes Payable                                313
  Unearned revenue                                     226                456
                                                  ________           ________
  Total current liabilities                            711                935

Shareholders' equity:
  Common stock                                          50                 50
  Additional paid in capital                         9,635              9,659
  Stock Subscription Receivable                        (51)               (51)
  Accumulated deficit                               (4,450)            (7,549)
  Cumulative translation adjustment                    258                302
                                                  ________           ________
    Total shareholders' equity                       5,442              2,412


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  6,153           $  3,347
                                                  ________           ________




                             PREMIS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands) (unaudited)


                                                            Six Months Ended
                                                              September 30,
                                                              1999        1998

OPERATING ACTIVITIES

Net income (loss)                                           $ 3,411     $ 1,754
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
     Depreciation and amortization                                          159
     Gain on sale of fixed assets                               (15)         (5)
     Proceeds from note receivable                                           47
  Changes in assets and liabilities:
     Current assets                                            (165)        289
     Current liabilities                                       (223)        (54)
                                                            _______     _______
Net cash provided by operating activities                     3,006       2,190


FINANCING ACTIVITIES

  Proceeds from the exercise of common stock options                          4
  Repurchase of common stock                                    (25)
  Capital lease obligations                                                 (30)
  Repayment of debt                                                         (55)
                                                            _______     _______
Net cash (used in) financing activities                         (25)        (81)

Effect of exchange rate changes on cash                           5         111
                                                            _______     _______

Net increase in cash and cash equivalents                     2,986       1,226

Cash and cash equivalents, beginning of fiscal year           2,783       1,360
                                                            _______     _______

Cash and cash equivalents, end of period                    $ 5,769     $ 3,586
                                                            _______     _______







                             PREMIS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                UNAUDITED

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, with the exception of the balance sheet for March 31, 1999, which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-KSB Report for the fiscal year ended March 31, 1999.

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

3.        NET INCOME (LOSS) PER SHARE

All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Shares used in the net income (loss) per share calculation are as follows:

                                            Three Months Ended  Six Months Ended
                                               September 30,      September 30,

                                               1999     1998      1999     1998

Shares- Basic earnings (loss) per share       5,029    4,734     5,029    4,732
Dilutive common stock equivalents               255      293       255      146
                                              _____    _____     _____    _____
Shares- Dilutive earnings (loss) per share    5,283    5,027     5,283    4,878


Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding.




4.  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130") effective April 1, 1998. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended September 30, 1999 and 1998 are as follows:

                                            Three Months Ended  Six Months Ended
                                               September 30,      September 30,

                                              1999     1998       1999     1998


Comprehensive income (loss):
  Net income (loss)                         $ 3,029  $ 2,606    $ 3,099  $ 1,754
Other comprehensive income (loss):
  Foreign currency translation adjustments       97       88        (44)      89
                                            _______  _______    _______  _______

Comprehensive income (loss)                 $ 3,126  $ 2,694    $ 3,055  $ 1,843


5.  SOFTWARE REVENUE RECOGNITION

In November 1997, the Financial Accounting Standards Board issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted SOP 97-2 in the first quarter of fiscal 1999 and it did not materially impact revenue recognition for this time period.






ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITI        ON AND RESULTS OF OPERATIONS

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


General

On July 15, 1999 the shareholders of the Company approved the following three proposals placed before the Annual Meeting:

1. Sale of the Company's ownership of its subsidiary, PREMIS Systems Canada Incorporated ("PSC") and PSC's OpenEnterprise software (the "Transaction"):

2. Adoption of a Plan of Complete Liquidation and Dissolution of the Company (the "Plan of Liquidation"):

3. Holdback of up to $1 million of the proceeds of the Transaction for a period of up to 12 months to identify and secure a business combination which may provide shareholders with additional value, and thereby delaying or terminating implementation of the Plan of Liquidation.

The management of the Company is proceeding to satisfy the obligations of the Company, sell its remaining assets and review opportunities for a business combination. As of the date of this report on Form 10QSB it is anticipated that the sale of PSC to ACA Facilitair will be completed by late November, 1999.

The results of the quarter ended September 30, 1999 should not be viewed as the results of a company seeking to operate in the normal course of business. The staff has been reduced to a small group of people whom are meeting the obligations of extended software maintenance contracts, preparing for the sale
of PCS, and liquidating the remaining unused assets of the company.   The
comparisons of current and prior year periods set forth below should be evaluated in light of the Company's objective, which is winding down and ceasing operations.



Results of Operations

Revenue. The Company's revenues are divided into two categories: systems revenues and maintenance and other services revenues. $3,199,000 in systems revenues were recorded for the period ended September 30, 1999. Under a software license agreement with NCR Corporation, a one-time software license fee would be paid to the Company by NCR in two installments of $3,250,000. The first license fee installment was received during the second quarter of fiscal 1999. The second and final installment was received during this second quarter of fiscal 2000 and recorded as systems revenues. Maintenance fees and other services revenues are composed principally of system maintenance contracts. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve months.

Total revenues for the second quarter of fiscal 2000, were $3,290,000 compared to $3,764,000 for the same period in fiscal 1998. The Company expects continued low level of maintenance and support revenues throughout the remainder of fiscal 2000. For the six months ended September 30, 1999 the total revenues were $3,468,000 compared to $4,328,000 for the same period in the prior year.

Gross Profit. Gross profit for the second quarter of fiscal 2000 was $3,251,000 compared to $3,645,000 for the same period in fiscal 1999. For the remainder of the fiscal year, Gross profit is expected to vary significantly as the liquidation proceeds on course. For the six months ended September 30, 1999 the gross profit was $3,390,000 compared to $3,964,000 for the same period in the prior year.


Selling, General And Administrative. Selling, general and administrative expenses for the second quarter of fiscal 2000 were $164,000 compared to $531,000 for the same period in fiscal 1999. A large portion of the fiscal 2000 SG&A are one-time expenses related to the liquidation. For the six months ended September 30, 1999 the selling, general and administrative expense was $258,000 compared to $1,085,000 for the same period in the prior year.


Research And Development. The Company had no research and development expense for the second quarter period ended September 30, 1999 compared to $432,000 for the period ending September 30, 1998. The Company does not expect to have research and development expense during the remainder of the fiscal year 2000. For the six months ended September 30, 1999 there were no research and development expenditures compared to $1,112,000 for the same period in the prior year.


Interest And Other Income. Interest income for the period reflects interest earned on investments. Interest income for the first quarter period was $35,000 compared to $7,000 for the same period in fiscal 1999. Other income for the quarter was $220,000 as compared to an expense of $83,000 for the prior year. For the six months ended September 30, 1999 interest income was $54,000 compared to $9,000 for the same period in the prior year while other income was $226,000 compared to an expense of $26,000 in the same period in the prior year.


Income Tax Expense. For the three month period ending September 30, 1999, $313,000 was recorded for income tax expense was recorded, compared to none for the same period in fiscal 1999. The Company has recorded a deferred tax asset and related income tax benefit associated with its accumulated net operating losses in the amount of $249,000, in the 1999 Fiscal year. For the six months ended September 30, 1999, $313,000 was recorded for income tax expense compared to none for the same period in the prior year.


Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $2,985,000 for the six months ending September 30, 1999. The increase is primarily the result of the after tax benefit of the NCR payment received in the quarter ending September 30,1999. As of September 30, 1999, the Company had working capital of $5,442,000 compared to working capital of $2,367,000 at March 31, 1999.

On July 15, 1999, the shareholders of the Company voted to sell its Canadian subsidiary to ACA Facilitair, liquidate the Company and distribute the cash assets to the shareholders. The shareholders also approved a holdback from the distribution of $1,000,000 to seek a merger partner for the Company, if the second NCR license payment is received.

Upon closing of the sale of PSC, the net cash of the Company, after providing for its obligations, less $1,000,000 to be held back, will be distributed to its shareholders. During the period from approximately July 15, 1999 to July 15, 2000 the Company will be seeking a business combination with another entity. In the absence of such a combination within this general time frame, the Company will liquidate and distribute the remaining net proceeds to the shareholders.

There were no capital expenditures for property and equipment in the first three months of fiscal 2000.

On September 15, 1999 the Company entered into a lease termination agreement with the landlord of the building housing its headquarters in Plymouth, Minnesota. The agreement called for the payment of one months minimum rent and $4,000 to secure a release from its obligations under a 36 month lease which became effective January 1, 1999, for approximately 7,000 square feet at a minimum monthly base rent of $4,333. In addition the Company paid a realtor fee of $18,000 to find a new occupant for space.

Effective July 1, 1999, the Company's Canadian subsidiary received a release from its obligations under a lease that became effective January 1, 1999, for a approximately 8,300 square feet and a minimum monthly rental of CDN$7,463.

As of October 1, 1999, the Company has no lease obligations in either Canada or the US other than month to month leases for storage of its business records.


PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

In September 1998, the Company commenced legal proceedings against Robert E. Ferguson, a former owner of REF Retail Systems Corp. ("REF") which the Company acquired on October 1, 1996, seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). The Ferguson suit has not been settled as of November 11, 1999. The Company expects to provide for its continuing litigation under the plan of liquidation.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of the shareholders of the Company on July 15, 1999, the following proposals were voted upon by the shareholders:

1. Sale of the Company's ownership of its subsidiary, PREMIS Systems Canada Incorporated ("PSC") and PSC's OpenEnterprise software (the "Transaction"):

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


Dated:  November 12, 1999

        PREMIS CORPORATION
        (Registrant)


        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer
        and Chief Financial Officer