Form 10QSB
period 1999-12-31
PREMIS CORP
filed 2000-02-11
CIK 724910

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the quarterly period ended   December 31, 1999

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 5,293,352 as of December 31, 1999.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]




PART 1 - FINANCIAL INFORMATION:



ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            PREMIS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data) (Unaudited)


                                     Three Months Ended      Nine Months Ended
        	                        December 31,            December 31,
                                       1999       1998         1999       1998

REVENUES:

Systems                              $          $   474      $ 3,199    $ 4,313
Maintenance and other services            55        250          559        739
        	        	     _______  	_______      _______    _______
Total revenues                            55        724        3,758      5,052


COST OF REVENUES

Systems                                              25                     126
Support and other                         52         82          124        345
        	        	     _______  	_______      _______    _______
 Total cost of revenues                   52        107        	 124        471
        	        	     _______  	_______      _______    _______


GROSS PROFIT                               3        617        3,634      4,581


OPERATING EXPENSES

Selling, general and administrative       30         94          292      1,580
Research and development                            410                   1,522

        	        	     _______  	_______      _______    _______
 Total operating expenses                 30      1,317          292      3,572
        	        	     _______  	_______      _______    _______


Operating income (loss)                  (27)      (287)       3.342      1,479


Interest income, net                      62         39          116         48
Investment Capital Loss        	      (3,732)                 (3,732)
Other (expense) income                   238         46          257         20
        	        	     _______  	_______      _______    _______
NET INCOME (LOSS) BEFORE TAXES        (3,459)      (202)         (17)     1,547

Income tax (benefit) expense             (50)       (41)         244        (46)
        	        	     _______  	_______      _______    _______

NET INCOME (LOSS)                    $(3,409)   $  (161)     $  (261)   $ 1,593
        	        	     _______  	_______      _______    _______

Basic earnings (loss) per share      $  (.64)   $  (.03)     $  (.05)   $   .34
Diluted earnings (loss) per share    $  (.64)   $  (.03)     $  (.05)   $   .33

Shares used to compute:
  Basic earnings (loss) per share      5,293      4,734        5,115      4,732
  Diluted earnings (loss) per share    5,283      4,734        5,115      4,830






                                PREMIS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)


                                             December 31, 1999   March 31, 1999
                                                (unaudited)         (audited)

ASSETS
Current assets:
   Cash and cash equivalents                      $   1,063          $   2,781
   Accounts receivable, net                              30                116
   Current Portion of Note Receivable                                      100
   Prepaid expenses and other current assets             40                 41
   Refundable income taxes                                                 264
                                                  _________          _________
       Total current assets                           1,133              3,302
                                                  _________          _________

   Property and equipment, net                                              45
                                                  _________          _________
   TOTAL ASSETS                                   $   1,133          $   3,347
                                                  _________          _________


LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses          $       1          $     479
   Unearned revenue                                                        456
                                                  _________          _________
       Total current liabilities                          1                935
                                                  _________          _________

Shareholders' equity:
   Common stock                                          52                 50
   Additional paid in capital                         3,876              9,659
   Stock Subscription Receivable                                           (51)
   Accumulated deficit                               (2,796)            (7,549)
   Cumulative translation adjustment                                       302
                                                  _________          _________
       Total shareholders' equity                     1,132              2,412
                                                  _________          _________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   1,133          $   3,347
                                                  _________          _________






                              PREMIS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands) (unaudited)


                                                           Nine Months Ended
        	                                              December 31,
                                                          1999            1998


OPERATING ACTIVITIES
Net income (loss)                                       $  3,715       $ 1,593
  Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
     Depreciation and amortization                                         250
     Gain on sale of fixed assets                                          (86)
     Proceeds from note receivable                                          77
  Changes in assets and liabilities:
     Current assets                                          450           586
     Current liabilities                                    (934)         (161)
                                                        ________       _______
Net cash provided by operating activities                  3,231         2,259
                                                        ________       _______

INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           (45)           16
  Sale of Subsidiary                                         755
  Purchase of property and equipment                                      (147)
                                                        ________       _______
Net cash provided by (used in) investing activities          800        	(131)
                                                        ________       _______

FINANCING ACTIVITIES
  Proceeds from the exercise of common stock options           2             4
  Partial Liquidating Distribution                        (5,783)            -
  Additional Paid in Capital                                  25             -
  Capital lease obligations                                    -           (46)
  Repayment of debt                                            -           (63)
                                                        ________       _______
Net cash (used in) financing activities                   (5,756)         (105)
                                                        ________       _______

Effect of exchange rate changes on cash                        6           (57)
                                                        ________       _______

Net increase in cash and cash equivalents                 (1,719)        2,080

Cash and cash equivalents, beginning of fiscal year        2,782         1,360

                                                        ________       _______
Cash and cash equivalents, end of period                $  1,063       $ 3,440
                                                        ________       _______



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

3. NET INCOME (LOSS) PER SHARE

In February 1998, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which was adopted on December 31, 1998. All earnings (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Shares used in the net income (loss) per share calculation are as follows:

                                     Three Months Ended      Nine Months Ended
        	                        December 31,            December 31,
                                        1999      1998        1999       1998
Shares in (000's) used to compute:
  Basic earnings (loss) per share      5,293     4,734       5,115      4,732
  Dilutive common stock equivalents       --        --        	--         98
                                       _____     _____       _____      _____

  Dilutive earnings (loss) per share   5,293     4,714       5,115      4,830
                                       _____     _____       _____      _____

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share does not include the effect of outstanding stock options and warrants in a loss period as they are anti-dilutive.




4. COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective April 1, 1999. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended December 31, 1999 and 1998 (in 000's) are as follows:

                                        Three Months Ended    Nine Months Ended
        	                           December 31,          December 31,
                                         1999        1998      1999        1998

Comprehensive income (loss):
  Net income (loss)                  $ (3,409)   $   (161)   $  (261)   $ 1,593
Other comprehensive income (loss):
  Foreign currency translation
       adjustments        	        	      (12)        	     77
                                     _________   _________   ________   _______
Comprehensive income (loss)          $ (3,409)   $    (173)  $  (261)   $ 1,670


5.  SEGMENT DISCLOSURES

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), effective April 1, 1999. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 2000.

6.  SOFTWARE REVENUE RECOGNITION

In November 1998, the Financial Accounting Standards Board issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted SOP 97-2 in the first quarter of fiscal 1999 and it has not had a material impact on revenue recognition in fiscal 1999, to date.


6.  SALE OF FOREIGN SUBSIDIARY

On November 17, 1999 the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, PREMIS Systems Canada Incorporated to ACA Group Canada Inc. The purchase price for the stock was $1,000,000 in cash and assumption of $1,607,045 in inter-company debt. With respect to this sale the Company recorded an Investment Capital Loss of $3,731,904 in the third fiscal quarter ending December 31, 1999.

7.  PARTIAL LIQUIDATING DISTRIBUTION

On December 2, 1999, pursuant to a plan of liquidation approved by the board and the shareholders in July 1999, the board of directors approved a partial liquidating distribution to its shareholders of $1.1266 per share. The distribution was paid on December 6, 1999. Pursuant to the discussion on "CERTAIN TAX MATTERS" in the annual proxy statement to its shareholders dated June 7, 1999, the Company determined that it had no accumulated earnings and profits at the time of this distribution and as such the distribution was deemed to be a partial liquidating distribution of 84% of the assets of the Company as of November 30, 1999.

8.   HOLD BACK AND SEARCH FOR A MERGER PARTNER

Pursuant to the plan approved by its shareholders at the Annual Meeting on July 15, 1999, the Company has held back $1 million plus a provision for known wind down expenses from its cash assets which were distributed under the partial liquidating distribution on December 6, 1999 and the Company has proceeded to seek a merger partner.







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

The statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by that statute. Such statements are subject to certain risks and uncertainties, some of which are discussed below. Other factors that could cause actual results to differ materially from those described in the forward-looking statements include: The likelihood and volatility regarding the expected date of arrival of certain cash payments under maintenance agreements, and the time, expense and uncertainty entailed in the Company's search for a merger partner. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, since such statements necessarily reflect the knowledge and belief of the Company which speak as to matters only is of the date hereof. The Company does not undertake, and shall have no obligation, to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


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

On November 17, 1999 the Company sold all of the issued and outstanding shares of its wholly owned subsidiary, PREMIS Systems Canada Incorporated to ACA Group Canada Inc. The purchase price for the stock was $1,000,000 in cash and assumption of approximately $1,750,000 in inter-company debt.

On December 2, 1999 the board of directors approved a partial liquidating distribution to its shareholders of $1.1266 per share which was paid on December 6, 1999.

The management of the Company is proceeding to satisfy the obligations of the Company, and review opportunities for a business combination.

The results of the quarter ended December 31, 1999 should not be viewed as the results of a company seeking to operate in the normal course of business. The staff has been reduced to a small group of people whom are meeting the obligations of extended software maintenance contracts, and reviewing opportunities for a business combination. The comparisons of current and prior year periods set forth below should be evaluated in light of the Company's objective, which is winding down and ceasing operations.



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

Total revenues for the third quarter of fiscal 2000, were $55,000 compared to $724,000 for the same period in fiscal 1999. The Company expects continued low level of maintenance and support revenues throughout the remainder of fiscal 2000. For the nine months ended December 31, 1999 the total revenues were $3,750,000 compared to $5,052,000 for the same period in the prior year.
Under a software license agreement with NCR Corporation, a one-time software license fee was paid to the Company by NCR in two installments of $3,250,000. The first license fee installment was received during the third quarter of fiscal 1999. The second and final installment was received during the second quarter of fiscal 2000 and recorded as systems revenues.

Gross Profit. Gross profit for the third quarter of fiscal 2000 was $3,000 compared to $617,000 for the same period in fiscal 1999. For the remainder of the fiscal year, the Company is not expected to record any Gross Profit, because the cost of supporting the one remaining software maintenance agreement is approximately equal to the revenue received. For the nine months ended December 31, 1999 the gross profit was $3,634,000 compared to $4,581,000 for the same period in the prior year.


Selling, General And Administrative. Selling, general and administrative expenses for the third quarter of fiscal 2000 were $30,000 compared to $494,000 for the same period in fiscal 1999. A large portion of the fiscal 2000 SG&A are one-time expenses related to the liquidation. For the nine months ended December 31, 1999 the selling, general and administrative expense was $292,000 compared to $1,580,000 for the same period in the prior year.


Research And Development. The Company had no research and development expense for the third quarter period ended December 31, 1999 compared to $410,000 for the period ending September 30, 1999. The Company does not expect to have research and development expense during the remainder of the fiscal year 2000. For the nine months ended December 31, 1999 there were no research and development expenditures compared to $1,522,000 for the same period in the prior year.


Interest, Other Income and Investment Capital Loss. Interest income for the period reflects interest earned on investments. Interest income for the first quarter period was $62,000 compared to $39,000 for the same period in fiscal 1999. Other income for the quarter was $238,000 as compared to an expense of $46,000 for the prior year. The greater portion of the other income for the quarter resulted from the conversion of a customer deposit to income upon the assignment and assumption of the customer obligation to ACA Group Canada Inc. in conjunction with the sale of the shares of PREMIS Systems Canada in November of 1999. During the quarter the Company recorded a non-cash capital loss of $3,732,000 on the sale of its Canadian subsidiary. For the nine months ended December 31, 1999 interest income was $116,000 compared to $48,000 for the same period in the prior year while other income was $257,000 compared to an expense of $20,000 in the same period in the prior year.


Income Tax Expense. For the three month period ending December 31, 1999, a $50,000 benefit was recorded for income tax expense, compared to a benefit of $41,000 for the same period in fiscal 1999. The Company has recorded a deferred tax asset and related income tax benefit associated with its accumulated net operating losses in the amount of $249,000, in the 1999 Fiscal
year.  The $249,000 was received in December 1999.   For the nine months ended
December 31, 1999, $244,000 was recorded for income tax expense compared to a $46,000 benefit for the same period in the prior year. The $244,000 in income tax expense was recorded to PREMIS Systems Canada Incorporated, prior to the sale of its stock to ACA Group Canada Inc., in anticipation of the tax obligations it would encounter in subsequent reporting periods due to the receipt of the NCR payment in September 1999.


Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $1,719,000 for the nine months ending December 31, 1999. The decrease is primarily the result of the partial liquidating distribution to shareholders on December 6, 1999. As of December 31, 1999, the Company had working capital of $1,132,000 compared to working capital of $2,367,000 at March 31, 1999.

On July 15, 1999, the shareholders of the Company voted to sell its Canadian subsidiary to ACA Facilitair, liquidate the Company and distribute the cash assets to the shareholders. The shareholders also approved a holdback from the distribution of $1,000,000 to seek a merger partner for the Company.

After the closing of the sale of PSC on November 17, 1999, the Company distributed $1.126 per share in cash as a partial liquidating distribution to its shareholders on December 6, 1999, and held back $1,000,000 and a provision for its obligations. During the period from approximately July 15, 1999 to July 15, 2000 the Company will be seeking a business combination with another entity. In the absence of such a combination within this general time frame, the Company will liquidate and distribute the remaining assets to the shareholders.

There were no capital expenditures for property and equipment in the first nine months of fiscal 2000.

As of December 31, 1999, the Company has no lease obligations in either Canada or the US other than month to month leases for storage of its business records.



PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

In September 1997, the Company commenced legal proceedings against Edward W. Anderson and Robert E. Ferguson, the former owners of REF Retail Systems Corp. ("REF") which the Company acquired on October 1, 1996, seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. Additionally, the Anderson claim sought to annul and declare void an employment agreement with Mr. Anderson dated
October 1, 1996.   Mr. Anderson ceased to be employed by the Company as
president and chief executive officer of PREMIS Systems Canada Incorporated (formerly, REF) effective July 15, 1999. Mr. Ferguson resigned as an officer, director and employee of REF on October 1, 1996 in connection with the Company's acquisition of REF. The legal proceeding against Mr. Anderson was filed in the United States District Court, District of Minnesota, Fourth Division on September 16, 1999 (Case No. 97-2087 MJD/AJB). The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1999 (Case No. 97-CV-132581). The Anderson proceeding was settled on June 3, 1999. The settlement arrangement cancels Mr. Anderson's 650,000 common stock options along with all other rights afforded to Mr. Anderson under his employment agreement. Pursuant to the terms of the settlement agreement, the Company paid Mr. Anderson $50,000 during the third quarter of fiscal 1998 in full and complete settlement, and released Mr. Anderson of any past and future obligations. The Ferguson suit has not been settled as of February 11, 2000.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

 (A)  EXHIBITS

         None.

(B)  REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated November 29, 1999 related to the November 17, 1999, sale of all of the issued and outstanding capital stock of its wholly-owned subsidiary, Premis Systems Canada Incorporated ("PSC"), a Nova Scotia corporation, to ACA Group Canada Inc., a Nova Scotia corporation.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 11, 2000

        PREMIS CORPORATION
        (Registrant)

        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer
        and Chief Financial Office