Form 10KSB
period 2000-03-31
PREMIS CORP
filed 2000-06-29
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)
[ * ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                 For the fiscal year ended  March  31, 2000
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       Commission file number  0-12196


                               PREMIS Corporation
       (Exact name of small business issuer as specified in its charter)


            Minnesota                                 41-14240202
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                13220 County Road 6, Plymouth, Minnesota  55441
                    (Address of principal executive office)

                               (612)  550-1999
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

Check whether the issuer (1) filed all reports required to be filed by Section i 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [ * ]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. [   ]

Issuer's revenues for its most recent fiscal year.  $3,798,238

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 6, 2000 was $3,226,134, based on the closing sale price for the Company's Common Stock on that date as reported on the Over-The-Counter Bulletin Board of the National Association of Securities Dealers. For purposes of determining this number, all officers and directors of the Registrant are considered to be affiliates of the Registrant, as well as individual shareholders holding more than 10% of the Registrant's outstanding Common Stock. This number is provided only for the purpose of this report on Form 10-KSB and does not represent an admission by either the Registrant or any such person as to the status of such person.

DOCUMENTS INCORPORATED BY REFERENCE: Certain exhibits are incorporated by reference as disclosed in Part III, Item13.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ * ]


PART 1

ITEM 1.  Description of Business.

During the fiscal year ended March 31, 1999, the Board of Directors of (the "Company" or "PREMIS") determined that greater shareholder value would be obtained by the sale of the Company's business rather than continued operations. See "RECENT HISTORY AND COMPANY STRATEGY" below. On July 15, 1999 the shareholders of the Company approved the sale of its subsidiary, PREMIS Systems Canada, the distribution of a major portion of the cash assets of the Company to the shareholders as a partial liquidating distribution, and the search for a merger partner for the remaining assets of the Company.

Following the shareholder meeting and prior to the end of the fiscal year ending March 31, 2000, the Company completed the sale of its Canadian subsidiary, made a partial liquidating distribution of $1.1266 per share to its shareholders, and continued to wind down operations and satisfy prior software maintenance commitments. In addition, the Company has been actively seeking a suitable merger partner to maximize the remaining shareholder investment.


EMPLOYEES

At June 1, 2000, the Company had no employees in Canada, 1 full-time contract employee located in Plymouth, Minnesota and 1 full time employee in Henderson, Nevada. The Company will continue to support existing non-OpenEnterprise customers from the U. S. throughout the remaining wind down process. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees are covered by agreements containing confidentiality provisions. The Company believes it maintains good relations with its employees.

RECENT HISTORY AND COMPANY STRATEGY

Strategy

With the acquisition of REF Retail Systems Corporation ("REF") on October 1, 1996, the Company's strategy was to rapidly grow the Company and achieve and secure a leadership position as a provider of enterprise-wide information management systems. The Company's business strategy for attainment of its objective was to provide innovative leading edge systems, expand the Company's marketing and sales efforts to capitalize on first to market product advantages, and pursue strategic acquisitions of complementary products and service capabilities. However, in 1999 the Company's Board of Directors re-evaluated this strategy and adopted a new strategy which involved termination of the Company's operations and the exploitation of its software
products through sale or licensing to others.   Sale of the Company's Canadian
business was approved by the shareholders at the Annual Meeting in July 1999 and consummated in November 1999.

Recent History

In September 1996 (prior to the Company's acquisition of REF), REF entered into a sub-contractor arrangement with NCR Corporation ("NCR") in support of the United States Postal Service ("USPS") POS ONE project to upgrade point of sale systems in various post office locations throughout the United States. Under the subcontractor arrangement with NCR, the Company's OpenStore product framework and architecture would serve as the foundation of the point of sale system for the USPS. Just prior to the acquisition of REF by the Company, REF, in conjunction with NCR, decided to make significant changes to the underlying framework architecture of OpenStore in support of the USPS POS ONE project.
The changes to the framework were expected to enhance the marketability of the commercial release of OpenStore. However, the time and effort devoted to these changes resulted in significant delays in the commercial release of OpenStore, which worked to the detriment of the Company's commercial prospects for OpenEnterpris

In August 1998, to improve its cash flow and reduce the breath of its product support obligations, the Company announced a software license agreement with NCR, which amended the subcontract for the USPS POS ONE program (the "NCR Agreement"). The NCR Agreement eliminated the Company's obligations under its previous POS ONE subcontract with NCR and licensed the Company OpenStore technology to NCR for use in the POS ONE project. The Company received two payments of $3,250,000 under the NCR Agreement - the first in 1998 and the second in September 1999.

As a result of the initial delays encountered with the release of OpenStore, discussed above, and other factors including the continued depletion of cash reserves, the Company undertook a search for a corporate partner and/or a purchaser of the Company. From April 1998 until February 1999, the Company, with the assistance of an investment banking firm, engaged in an exhaustive and unsuccessful search for a corporate partner and/or a purchaser of the Company. On February 4, 1999, the Board of Directors of the Company voted to propose the liquidation of the Company to its shareholders. On April 20, 1999 the Company entered into an agreement, subject to shareholder approval, to sell all of its stock in REF (renamed PREMIS Systems Canada ("PSC")), which held title to the OpenEnterprise products, to ACA Facilitair, BV (ACA), a Netherlands company.
On July 15, 1999 the shareholders of the Company approved the sale of the Canadian subsidiary, a partial liquidating distribution, and the search for a merger partn

Risk Factors Associated with Continued Operations

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

  Significant New Capital Requirements. The Board of Directors of the Company believed that to continue development, attract new customers and achieve market acceptance of its products, the Company would require substantial new capital.

  Continued Development and Installation of OpenEnterprise. The Company estimated the continued development effort to ready the OpenEnterprise product line could delay complete roll-out to its two current customer locations until as late as October 1999.

  Development of Direct Sales Force. As of February 4, 1999, the Company had no direct sales force in place to market OpenEnterprise. The Company believed that it would require substantial resources and time to attract and retain high quality sales management and direct sales associates.

  Marketing and Brand Recognition.   The Company believed that significant
  promotional and brand recognition expenditures would be necessary over the next 12 months to continue positioning the product.

  Client Services and Support.   The Company had determined that to support the
  OpenEnterprise product line a significant investment in attracting, hiring and training key management personnel, customer support associates and the procurement of state of the art support tools would be required.

  Highly Competitive Market Place and Technological Obsolescence. The Company believed as a result of the delays encountered with the development of OpenEnterprise its product offerings (particularly in important areas such as Internet commerce, alternative store applications, merchandising tools, forecasting, gift registry and kiosk applications) suffered and the Company would be disadvantaged by its lack of new offerings and new sales activity going forward.

  Adoption Rate of New Technology. The Company's OpenEnterprise products were Windows NT based end-to-end retail management software. The Company encountered a tendency to defer Windows NT adoption by many retailers, due to the NT requirement that they purchase new hardware as well as the diversion of available budgets and other resources to Year 2000 investigation and remediation.

  Cash Shortfall.   Estimated capital requirements for activities discussed
  above exceeded the capital resources available to the Company within the 12 months immediately following the Annual Meeting in July 1999.



ITEM 2.  Description of Property.

In the fiscal year ending March 31, 2000 the Company entered into agreements which provided for the complete and full release from a 3 year lease of approximately 7,000 square fee of space used as the Company headquarters at 13220 County Road 6, Plymouth, Minnesota. The Company now rents approximately 150 square feet of office space at that site on a month to month basis. As of March 31, 2000 the Company has no remaining lease obligations in the US, or Canada.

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

ITEM 4.  Submission or Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter ended March 31, 2000.



PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

The following table sets forth, for the fiscal quarters indicated, a summary of the high and low closing prices of the Common Stock. Prices through July 17, 1998 are high and low closing sale prices as reported by the Nasdaq National Market. The Company's Common Stock was delisted from the Nasdaq National Market, effective the close of business on July 17, 1998, for failure to satisfy the revised listing maintenance standards adopted by The Nasdaq Stock Market, Inc. Prices for the periods after July 17, 1998 represent high and low bids as reported on the Over-the-Counter Bulletin Board system of the National Association of Securities Dealers, Inc. (the "NASD"). Such bid information reflects inter-dealer prices, without retail mark-up, mark-down, or commissions and does not necessarily reflect actual transactions.

                        Common Stock
                       Low        High

Fiscal 1999
First Quarter        $1.125      $1.797
Second Quarter         .75        1.406
Third Quarter          .75        1.313
Fourth Quarter         .375       1.00

Fiscal 2000
First Quarter        $ .594       $.938
Second Quarter         .734       1.000
Third Quarter          .250       1.282
Fourth Quarter         .375       1.406




As of June 19, 2000, the Company had 113 stockholders of record and approximately 1,189 beneficial holders of its Common Stock.

The Company has never declared or paid any dividends on its Common Stock. The Company currently does not anticipate paying any dividends in the foreseeable future.


ITEM 6.  Management Discussion and Analysis.

Results of Operations

REVENUE. The Company's revenues are divided into two categories: systems revenues and maintenance fees and other revenues. Systems revenues are comprised principally of software licenses and custom programming. Maintenance and other service revenues are comprised principally of system maintenance contracts. The Company records revenues from software licenses, hardware and site installations upon the completion of services and customer acceptance. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve
months.   During fiscal 2000 the Company derived approximately 85% of its revenue from the NCR license agreement and the remainder from maintenance and service revenues provided to a small number of customers.

Total revenues decreased by 30 percent to $3,857,000 during fiscal 2000, down from $5,466,000 in fiscal 1999. Total revenues were generated primarily from licensing point of sale software to NCR for the USPS POS ONE contract, and maintenance contracts. The second of two payments of $3,250,000 under the NCR license agreement was received in September of 1999. As anticipated, other revenue sources continue to decline during the transition from operations to liquidation or merger.

GROSS PROFIT. Gross profit decreased to $3,681,000 in fiscal 2000 down from $4,915,000 in fiscal 1999. Gross profit as a percentage of revenue increased to 95% in fiscal 2000 from 89% in fiscal 1999. The increase in margin as a percentage of revenue is primarily attributable to receipt of the $3,250,000 NCR license payment and the reduction in staffing associated with the wind down of the Company operations..

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased by 79 percent to $434,000 in fiscal 2000, down from $2,089,000 in fiscal 1999. As a percentage of revenue, these expenses were 11% and 38% for fiscal 2000 and 1999, respectively. The decrease in absolute dollars reflects reductions in selling, general and administrative infrastructure during fiscal 2000.

RESEARCH AND DEVELOPMENT. Research and development expense for fiscal 2000 and 1999 was $0 and $1,887,000, respectively. The decreased research and development expenditures are related to the Company's decision to wind down operations and seek a merger partner.

NON-RECURRING EXPENSE. The Company incurred non-recurring charges in fiscal 1999 amounting to $1,224,000. These expenses are related to the decision by the Company to seek shareholder approval to cease operations, and dispose of the Company's assets. The expenses included severance pay for terminated employees, office lease termination fees, note receivable write-down and other wind down expenses. No additional non-recurring charges were incurred in fiscal 2000.

INTEREST AND OTHER INCOME. Interest income of $130,000 for fiscal 2000 compares to $92,000 for 1999. The difference in interest income between periods reflects interest earned on investments. Other income was $34,000 for fiscal 2000 versus a loss of $17,000 in 1999.

INCOME TAX EXPENSE. The Company recorded an income tax expense of $244,000 during fiscal 2000 compared to income tax benefit of $493,000 in fiscal 1999.
 This tax expense primarily represented the net tax on the NCR Licensing payment after application of loss carryforwards and Research & Development tax credits.

INVESTMENT CAPITAL GAIN. As a result of the sale of PREMIS Systems Canada, the Company incurred a $1,530,000 capital gain for book valuation purposes.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $1,727,000 from March 31, 1999 to March 31, 2000. The decrease resulted primarily from the receipt of the second NCR payment of $3,250,000 and the partial liquidating distribution of $1.1266 per share to shareholders. As of March 31, 2000, the Company had working capital of $1,075,000.

Inflation and Seasonality

To date, the Company has not been significantly impacted by inflation or seasonality. In light of the Company's plans to wind down business activities and seek a merger partner it is not expected that either inflation or seasonality will have a measurable affect on its operations in the fiscal year ending March 31, 2001.

Forward Looking Statements

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, except for the historical information contained herein, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by that statute and may contain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may be different than those described in the forward looking statements. Future events involve risks and uncertainties, among which are uncertainties related to the Company's ability to formulate and implement strategies to maximize shareholder value in light of its decision to cease operations. Some of these risks and
uncertainties are outside the control of management.   Readers are cautioned
against placing undue reliance on the forward looking statements due to these risks and uncertainties and are



ITEM 7.  Financial Statements.

The information required by Item 7 is included in the PREMIS Corporation Audited Financial Statements for the year ended March 31, 2000, which are included as Exhibit 99.1.



ITEM 8. Changes in or disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.




PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors:

F.T. Biermeier, Chairman, President and CEO, age 60, has been a Director of the Company since its inception in April 1982. Since May of 1988, he has been President and Chief Executive Officer. From June 1986 to May 1988, he was Chairman and Chief Executive Officer. From April 1982 to June 1986, he was President and Secretary. He also functions as the Company's Treasurer. From 1980 to 1983, he operated an independent management consulting firm, F.T. Biermeier & Associates, Inc. From July of 1986 to January 1988, Mr. Biermeier was President and Chief Executive Officer of Intran Corporation, a supplier of imaging software to publishing organizations, and devoted part-time efforts to the Company. Mr. Biermeier assumed the role of Chief Financial Officer of the Company on April 4, 1999, effective with the resignation of Richard R. Peterson. Mr. Biermeier is married to Mary Ann Calhoun, a Director and Vice President of the Company.

Mary Ann Calhoun, Vice President and Secretary, age 41, has been a Director and Vice President of the Company since June of 1986. From 1983 to 1986, she held positions of Customer Support Representative, Manager Customer Support and Director of Software Development and Customer Support of PREMIS. From 1980 to 1983, she held positions in the United States Senate office of Senator David Durenberger, including Assistant to the Press Secretary and Manager of Information Systems. Ms. Calhoun is married to F. T. Biermeier, a Director and President of the Company.

Terrence W. Glarner, Director,  age 57, has been a director since October 1997.
 Since 1993, Mr. Glarner has been President of West Concord Ventures, Inc. Mr. Glarner is also of consul with Norwest Venture Capital, an entity affiliated with Norwest Growth Fund, Inc. Prior to starting West Concord Ventures, Inc., Mr. Glarner was President of North Star Ventures, Inc. from 1988 to February 1993, a firm which he joined in 1976. Mr. Glarner currently serves as a director of Aetrium, Cima Labs, Datakey, and FSI, all of which are publicly-held companies.

S. Albert D. Hanser, Director, age 63, was elected as a Director of the Company in September 1996. He has served as Chairman of Hanrow Financial Group, Ltd., a merchant banking firm since 1989; as chairman of Astrocom Corporation since 1992; and as chairman of Prevention First Inc. since 1997. Mr. Hanser is also currently a member of the Boards of Directors of Hawkins Chemical, Inc. and E-Z Gard Industries, Inc.

Gerald F. Schmidt, Director, age 60, has been a Director of the Company since June of 1986. Since 1989, Mr. Schmidt has been President and CEO of Cordova Capital, Inc., a venture capital firm located in Atlanta, Georgia. Cordova Capital is the General Partner in four growth funds with $92 million dollars under management. From 1984 to 1988, he was a Senior Vice President and partner at O'Neill Development Inc., a commercial real estate development firm in Atlanta, Georgia. From 1966 to 1984, he held various positions in sales and marketing management and was Vice President and General Manager of two divisions at Jostens in Minneapolis, Minnesota.



Compliance with section 16(a) of the Securities Exchange Act of 1934

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

Based solely on a review of the copies of such forms furnished to the Company and written representations from the executive officers and directors, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.

ITEM 10.  Executive Compensation.

The following table discloses compensation received by the Company's President and Chief Executive Officer (the "Named Executive Officer") during the fiscal year ended March 31, 2000. No other officer received cash compensation in excess of $100,000.

                              Summary Compensation Table



                                          Annual Compensation         Long-Term
                                                                    Compensation
                                      ____________________________

                               Year       ($)      ($)      ($)
                               Ended                    Other Annual   Options
                             March 31, Salary    Bonus  Compensation  (# shares)
Name and Principal Position


F.T. Biermeier                2000    144,102 (2)  -0-    1,810 (1)      -0-
Chief Executive Officer       1999    128,000      -0-    3,950 (1)      -0-
And President                 1998    128,000      -0-    3,382 (1)      -0-


(1) Represents contributions to the Company's Employee Retirement 401(k) Plan and other fringe benefits.
(2) Include separation payments and payments for accrued vacation totaling $57,436.

The Company currently has no employment agreement with Mr. Biermeier or any executive officer. However, in connection with the termination of most of the Company's operations in March and April 1999, and the separation of substantially all of its employees, the Company has agreed to pay executive officers, as separation payment, four months' salary, plus benefits, from the date of separation. F. T. Biermeier and Mary Ann Calhoun, the two remaining executive officers, will continue to draw salaries (i) until liquidation or a business combination is concluded, in the case of Mr. Biermeier (except that his salary has been reduced effective September 1, 1999 to reflect part-time engagement in light of the Company's needs) and (ii) until arrangements have been concluded for the support and maintenance of certain remaining non-OpenEnterprise customer contracts, in the case of Ms. Calhoun. Both Mr. Biermeier and Ms. Calhoun have received four months' salary as separation payment in fiscal 2000 and will receive f


Director Compensation

        Non-employee directors receive $500 per meeting and are reimbursed by the Company for their actual out-of-pocket expenses for telephone, travel, and miscellaneous items incurred on behalf of the Company. In addition, during the fiscal year ended March 31, 2000, each non-employee director received a five-year non-qualified option to purchase 10,000 shares of Common Stock exercisable at fair market value as of the date of grant.

Option/SAR Grants in Last Fiscal Year

        There were no options granted to the Named Executive Officer during the fiscal year ended March 31, 2000.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

        There were no option/SAR's exercised by the Named Executive Officer and there are no unexercised Options/SAR's for the Named Executive Officer as of March 31, 2000.

Retirement Plan

        During fiscal year 1995, the Company established a retirement savings plan which qualifies under Internal Revenue Code Section 401(k) ("401(k) Plan"). All employees with at least 90 days of employment are eligible to participate in the 401(k) Plan. The Company's contributions to the 401(k) Plan are based on 15% of employee contributions, which are subject to salary limitations. The Company's contributions to the 401(k) Plan were approximately $13,714 during fiscal 2000. The Plan was terminated on August 31, 1999 and the funds were distributed to the participants.



ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of June 19, 2000 the beneficial ownership of Common Stock held by (1) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each nominee for election as director in 2000; and (iv) all executive officers and current directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of June 19, 2000 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.


                                        Shares Beneficially
              Name                            Owned(1)           Percent

F.T. Biermeier                              1,936,751(2)(3)       36.6%
Mary Ann Calhoun                               25,000                *
Gerald F. Schmidt                              25,000(4)             *
S. Albert D. Hanser                            30,000(4)             *
Terrence W. Glarner                            16,000(5)             *
All directors and executive
officers as a group (5 persons)             2,032,751(6)          38.4%

 *  Less than 1%.

(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of the record date, or within 60 days after such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group. Unless otherwise indicated, each person named or included in the group has sole voting and investment power with respect to the shares of Common Stock set forth opposite the shareholder's name.
(2)  Includes 75,000 shares held of record by Sandra J. Biermeier.
(3)  Includes 30,000 shares held by John F. Biermeier a minor child.
(4) Includes 10,000 shares that may be acquired pursuant to exercise of options.
(5) Includes 5,000 shares that may be acquired pursuant to exercise of options.
(6)  See notes (4) and (5) above.

The business address of Ms. Calhoun, and Mr. Biermeier is the address of PREMIS Corporation, 13220 County Road 6, Plymouth, Minnesota 55441; the business address of Mr. Schmidt is Cordova Capital, Inc., 2500 Northwinds Parkway, Suite 475, Alpharetta, Georgia 30004; the business address of Mr. Hanser is 2704 Periwinkle Way, Suite 9, Sanibel, FL. 33957; and the business address of Mr. Glarner is Norwest Venture Capital, 2800 Piper Jaffray Building 222 South 9th Street, Minneapolis, Minnesota 55402.




ITEM 12.  Certain Relationships and Related Transactions.

Certain Transactions

Effective September 1, 1996, the Company entered into a lease for executive offices in a building owned by a limited liability partnership which is controlled by F. T. Biermeier, the Company's President and Chief Executive Officer, a member of the Board of Directors, and a principal shareholder of the Company, and his spouse Mary Ann Calhoun, another officer and director of the Company. The Company believes that, notwithstanding the absence of arms length negotiation, this lease was entered into on terms which are commercially reasonable and comparable to the terms of leases for other properties which would have been available to the Company. In addition, the Company guaranteed the mortgage loan obligation of the limited liability partnership with respect to this property in the principal amount of $945,000. This loan had an interest at 2.75% over the rate on five year U.S. Treasury Notes. As of December 31, 1998, the limited liability partnership sold the entire premises to a third party. In connection with the sale, the lease between the Company and the limited libility partnership was terminated. Effective January 1, 1999, the Company entered into a new 36 month lease term with the same third party buyer for approximately 7,000 square feet at minimum monthly base rent of $4,333. During fiscal 2000 the 36 month lease was terminated and the Company has no further obligations regarding this property other than a month to month rental on approximately 150 square fee of office space.




ITEM 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The following exhibits are filed as part of this Annual Report on Form10-KSB for the fiscal year ended March 31, 2000:

2.2   Plan of Liquidation (3)
3.1   Articles of Incorporation, as amended through June 1996 (1)
3.2   Amendment of Articles of Incorporation, dated July 17, 1996 (2)
3.3   Bylaws (1)
4.1   Form of certificate representing the Common Stock (2)
2.28  PSC Stock Purchase Agreement dated April 20, 1999 (4)(5)
2.29  Exclusive License Agreement dated April 20, 1999  (4)(5)
21.1  Subsidiaries of the Registrant
23.1  Consent of PricewaterhouseCoopers LLP, independent accountants.
99.1 PREMIS Corporation Audited Financial Statements for fiscal years ending March 31, 2000 and March 31, 1999.

(1)  Incorporated by reference to exhibit filed as a part of Form S-18, SEC
     File No. 2-85498-C.
(2) Incorporated by reference to exhibit filed as part of registration statement on Form S-2, (SEC File No. 333-10917), effective on September 26, 1996.
(3) Incorporated by reference to the proxy statement on Schedule 14A for the Annual Meeting of Shareholders held July 15, 1999.
(4) Incorporated by reference to exhibit filed with report on Form 10-KSB for the fiscal year ended March 31, 1999
(5) The registrant hereby undertakes to furnish supplementally a copy of any omitted schedule or other attachment to the Securities and Exchange Commission upon request



(b)  REPORTS ON FORM 8-K

News release announcing the completion of the sale all of the capital stock of the Company's wholly owned subsidiary, PREMIS Systems Canada dated November 17, 1999, filed on Form 8-K on November 29, 1999.




SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        PREMIS Corporation


        /s/ F. T. Biermeier
        ___________________
        F. T. Biermeier
        (Principal Executive Officer)

        Dated:  June 28, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities on the dates indicated.


Signature                                              Date


/s/ F. T. Biermeier        	                   June 27, 2000
F. T. Biermeier
Chairman and Chief Executive Officer


/s/ Mary Ann Calhoun        	                   June 27, 2000
Mary Ann Calhoun
Vice President and Director


/s/ Terrence W. Glarner        	                   June 27, 2000
Terrence W. Glarner
Director


/s/ S. Albert D. Hanser        	                   June 27, 2000
S. Albert D. Hanser
Director


/s/Gerald F. Schmidt        	                   June 27, 2000
Gerald F. Schmidt
Director





PREMIS Corporation
Consolidated Financial Statements
March 31, 2000 and 1999


Report of Independent Accountants


To the Stockholders and Board of Directors of PREMIS Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PREMIS Corporation and its subsidiary at March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for the option expressed above.

As described in Note 1 to the financial statements, the Company has adopted a plan of liquidation.





PRICEWATERHOUSECOOPERS LLP
June 26, 2000





                             PREMIS CORPORATION
                         CONSOLIDATED BALANCE SHEET
                           MARCH 31, 2000 and 1999

ASSETS                                                     2000          1999

Current assets:
 Cash and cash equivalents                            $  1,002,830 $  2,781,592
 Short-term investments                                     52,000
 Trade accounts receivable                                   8,635      115,921
 Refundable income taxes                                                264,000
 Prepaids and other assets                                  40,000       40,719
 Current portion of note receivable                                     100,000

  Total current assets                                   1,103,465    3,302,232

Property and equipment, net                                              45,000

  Total assets                                        $  1,103,465  $ 3,347,232

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                               $      2,280   $   26,684
 Accrued liabilities                                        26,379      453,109
 Unearned income                                                        455,574

  Total liabilities                                         28,659      935,367

Stockholders' equity:
 Common stock, 10,000,000 shares authorized,
 5,293,352 and 5,051,177 shares issued and
 outstanding, $.01 par                                      52,934       50,512
 Additional paid-in capital                              3,875,559    9,659,318
 Stock subscription receivable                                          (51,000)
 Accumulated deficit                                    (2,853,687)  (7,549,049)
 Cumulative translation adjustment                                      302,084

  Total stockholders' equity                             1,074,806    2,411,865

  Total liabilities and stockholders' equity          $  1,103,465   $ 3,347,23




The accompanying notes are an integral to the consolidated financial statements.




                             PREMIS CORPORATION
                    CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR YEARS ENDED  MARCH 31, 2000 and 1999




                                                          2000           1999

Revenue:
 System sales                                        $  3,198,703  $  4,401,502
 Maintenance fees and other revenue                       658,590     1,064,349

  Total revenue                                         3,857,293     5,465,851

Cost of sales:
 Systems                                                                129,891
 Maintenance and other                                    176,521       421,091

  Total cost of sales                                     176,521       550,982

Gross profit                                            3,680,772     4,914,869

Operating expenses:
 Selling, general, and administrative expenses            434,456     2,089,473
 Research and development expenses                                    1,886,696
 Non-recurring expenses                                               1,223,862

  Total operating expenses                                434,456     5,200,031

Income (loss) from operations                           3,246,316      (285,162)

Gain on sale of Premis Systems Canada                   1,529,537
Interest income, net                                      129,705        92,294
Other income (expense)                                     34,132       (16,680)

Income (loss) before income taxes                       4,939,690      (209,548)

Income tax expense (benefit)                              244,328      (493,408)

Net income                                           $  4,695,362   $   283,860

Income per share
 Basic                                               $        .92   $       .06

 Diluted                                             $        .92   $       .06

Shares used in computing income per share
 Basic                                                  5,099,412     4,854,350

 Diluted                                                5,099,412     4,927,590


The accompanying notes are an integral to the consolidated financial



                             PREMIS CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                  FOR YEARS ENDED  MARCH 31, 2000 and 1999



                                 (Dollars in Thousands)

                                Additional   Stock            Cumulative
                   Common Stock   Paid-in  Subscript   Accum Translation
                  Shares  Amount  Capital  Receivable Deficit Adjustment  Total

Balance at
March 31, 1998  4,714,177  $ 47   $ 9,644   $         $(7,833) $    4   $ 1,863


Stock issued
through the
exercise of
stock options     307,600     3        52      (51)                           4

Repurchase of
common stock      (58,600)   (1)      (36)                                  (37)

Adjustment of
shares out-
standing           88,000     1        (1)

Currency
translation
adjustment                                                        298       298

Net income                                                 284              284

Comprehensive
income                                                                      581
                _________  ____  ________  ________  __________  _____  _______
Balance at
March 31, 1999  5,051,177    51     9,659      (51)     (7,549)   302     2,412



Stock issued
through the
exercise of
stock options     257,000     3       205                                   208

Repurchase of
common stock      (14,825)   (0)      (26)                                  (26)

Liquidating
dividend                           (5,963)      51                       (5,912)

Currency
translation
adjustment                                                       (302)     (302)

Net income                                                4,695           4,695

Comprehensive
income                                                                    4,393
                _________  ____  ________  ________  __________  _____  _______
Balance at
March 31, 2000  5,293,352  $ 53  $  3,876  $      -  $  (2,854)  $   -  $ 1,075



The accompanying notes are an integral to the consolidated financial




                             PREMIS CORPORATION
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR YEARS ENDED  MARCH 31, 2000 and 1999



                                                             2000         1999

Cash flows from operating activities:
 Net income                                           $  4,695,362 $    283,860
 Adjustments to reconcile net income
  (loss) to net cash provided
   from (used by) operating activities:
  Depreciation and amortization                                         283,215
  Proceeds from note receivable                             100,000      96,819
  Non-recurring charges                                               1,042,174
  Net gain on disposal of fixed assets                                  (62,249)
  Gain on sale of Premis Systems Canada                  (1,529,537)
  Changes in assets and liabilities,
  net of effect from acquisition:
   Accounts receivable                                       27,870     494,323
   Refundable income taxes                                  264,000    (114,547)
   Inventory                                                             12,591
   Cost and estimated earnings in excess of billings                     90,097
   Prepaids and other assets                                    719     159,731
   Accounts payable                                         (24,404)   (207,359)
   Accrued liabilities                                     (367,313)   (228,849)
   Unearned income                                         (455,574)   (402,838)

    Net cash provided from operating activities           2,711,123   1,446,968

Cash flows from investing activities:
 Purchase of property and equipment                                     (89,388)
 Purchase of short-term investments                         (52,000)
 Proceeds from sale of Premis Systems Canada              1,000,000
 Proceeds from sale of fixed assets                          15,739

    Net cash provided from (used by) investing activi       963,739     (89,388)

Cash flows from financing activities:
 Liquidating dividend                                    (5,912,490)
 Repurchase of common stock                                 (25,897)    (36,552)
 Exercise of common stock options                           208,050       4,131
 Repayment of debt                                                     (159,944)
 Capital lease obligations                                              (40,986)

    Net cash used by financing activities                (5,730,337)   (233,351)

Effect of exchange rate changes on cash and cash equi       276,713     297,590

Net (decrease) increase in cash and cash equivalents     (1,778,762)  1,421,819

Cash and cash equivalents at beginning of year            2,781,592   1,359,773

Cash and cash equivalents at end of year               $  1,002,830 $ 2,781,592



As described in Note 10, a net capital lease asset of $728,324 and related lease obligation of $814,394 were converted to an operating lease in November 1998.






PREMIS CORPORATION
Notes to Consolidated Financial Statements
March 31, 2000 and 1999


1. Organization

PREMIS Corporation (the "Company") historically developed, marketed, and supported a line of enterprise-wide solutions to meet the information needs of multi-store specialty and general merchandise retailing chains. The Company's information management software systems were designed to assist businesses with the day-to-day management of their operations and long-term strategic planning.

At the Annual Meeting of Shareholders on July 15, 1999, the shareholders approved the sale of the Company's assets and adopted a Plan of Liquidation. The shareholders also authorized the Company to make a partial liquidating payment to shareholders and to seek a merger partner with the assets retained by the Company.

In anticipation of the approval of the Plan of Liquidation, the Company restructured its operations, including the closing of its Canadian facility, and significantly reduced head count in the United States. Subsequent to the adoption of the plan by the shareholders, the Company has collected a final $3.250 million license fee from NCR Corporation (see note 3), terminated all property leases, severed all but two employees, and made a partial liquidating distributed $1.1266 per share to the shareholders of the Company.

The Company is focusing its attention on seeking a merger partner and fulfilling its obligations to one remaining software support customer. It is anticipated that the remaining software support customer obligations will be assigned to an entity owned principally by former employees of the Company in the near future.


2. Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Supplemental Cash Flow Information


                                                    Year Ended March 31
                                                      2000      1999

Cash paid during the year for interest              $     -   $   75,596


Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments consist of certificates of deposit which all mature within one year.

Property and Equipment
As discussed in Note 1, the Company shut down its Canadian operations and is in the process of winding up its U.S. operations. Management estimated the impairment of fixed assets as $408,094 based upon the estimated realizable value of $45,000 for the Company's fixed assets. The impairment is included in the non-recurrings expenses in the statement of operations. Depreciation expense during 1999, prior to the impairment determination, was $200,350.

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


A reconciliation of the denominators of the basic and diluted income (loss) per share computations for the years ended March 31, 2000 and 1999 is presented below:


                                                           2000        1999

Net income                                          $  4,695,362  $     283,860

Shares calculation:
 Weighted average basic shares outstanding             5,099,412      4,854,350
 Effect of dilutive securities:
  Options                                                                73,240

  Total shares used to compute diluted
        income per share                               5,099,412      4,927,590

Net income per share:
 Basic                                              $        .92  $         .06

 Diluted                                            $        .92  $         .06


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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


3. United States Postal Service and NCR Corporation Revenues

In September 1996 (prior to the Company's acquisition of REF Retail Systems Corp. Incorporated, "REF"), REF entered into a subcontractor arrangement with NCR Corporation ("NCR") in support of the United States Postal Service ("USPS") POS ONE project. The USPS POS ONE project was awarded on August 13, 1996 to NCR and IBM Corporation. Under this project, the USPS is upgrading and opening new retail stores in various post office locations throughout the United States. NCR's portion of the POS ONE contract involves installation of new POS software and equipment for approximately half of the USPS retail workstations. Under the subcontractor arrangement with NCR, the Company's OpenStore product framework and architecture served as the foundation of the point-of-sale software utilized by NCR in support of NCR's POS ONE contract with USPS.

In August 1998, the Company announced a software license agreement with NCR, which amended the terms of utilization of the Company's commercial OpenStore technology in the USPS POS ONE program. The NCR agreement eliminated the Company's obligations under its previous POS ONE subcontract with NCR to deliver point-of-sale software to the USPS in support of the POS ONE project. In August 1998, the Company received the first of two payments of $3,250,000 under the NCR agreement. The second and final $3,250,000 payment was received on September 27, 1999.

Sales to the USPS represented 84% and 62% of total revenues during 2000 and 1999, respectively. NCR accounted for 5% and 3% of total revenues during 2000 and 1999, respectively, and 100% and 65% of year-end trade accounts receivable at March 31, 2000 and 1999, respectively.


4. Stock Options

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

A summary of changes in outstanding options and common shares reserved under the Plan are as follows:



                                                              Weighted-
                                                               Average
                                                    Options   Exercise
                                                  Outstanding   Price

Balance at March 31, 1998                          1,463,658  $   3.45

Granted                                              767,000      1.23
Exercised                                           (307,600)     0.18
Canceled                                          (1,473,900)     3.47

Balance at March 31, 1999                            449,158      1.17

Granted                                               30,000      0.88
Exercised                                           (257,000)     0.81
Canceled                                            (187,000)     1.32

Balance at March 31, 2000                             35,158  $   2.72


During 1999, 300,000 options were exercised and shares were issued in exchange for a promissory note with recourse for $51,000, bearing interest at 5% and due December 31, 1999. A stock subscription receivable of $51,000 was recorded as a reduction to stockholders' equity at March 31, 1999, relating to this note receivable. The note was paid in the year ended March 31, 2000.

The following table summarizes information about the stock options outstanding at March 31, 2000:


                   Options Outstanding             Options Exercisable
                   ______________________________  ___________________
                              Weighted-
                               Average   Weighted-            Weighted-
                              Remaining   Average              Average
  Range of           Number   ContractualExercise    Number   Exercise
Exercise Price     Outstanding   Life      Price   Exercisable  Price

$1.50 - $2.00         10,000  1.7 years  $   1.75     10,000  $   1.75
$2.25 - $5.00         25,158  1.8 years      3.11     25,158      3.11

                      35,158  1.8 years  $   2.72     35,158  $   2.72


Effective April 2, 1998, all stock options for full-time employees priced at more than $1.31 (346,000 total options) were canceled and reissued at the then current stock price of $1.31.

Options outstanding under the Plan expire at various dates through 2001. The number of options exercisable as of March 31, 2000 and 1999 were 35,158 and 177,658, respectively. The weighted-average fair value of options granted during 2000 and 1999 was $1.06 and $0.68.

Pro forma information regarding net loss and loss per share is required by Statement No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000 and 1999; risk-free interest rates of 6.2%; volatility factors of the expected market price of the Company's Common Stock of 100% and 150%; and a weighted-average expected life of the option of five years.


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma effect on the net loss for 2000, 1999 and 1998 does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. The Company's pro forma information is as follows:



                                                   Year Ended March 31,
                                                 _________________________
                                                     2000         1999

Pro forma net income (loss)                      $  4,674,862  $   180,892

Pro forma income (loss) per share, basic
  and diluted                                    $        .92  $       .04

Stock Warrants
Stock warrants for the right to purchase 188,968 shares of the Company's common stock at prices between $6.00 and $6.25 have been issued in connection with a common stock offering and other transactions. The warrants are vested and expire between September and December 2001.


5. Non-Recurring Expenses

As discussed in Note 1, the Company shut down its Canadian operations as of March 31, 1999 and is in the process of winding up its U.S. operations. The Company recorded a $1,223,862 pretax charge to fourth quarter 1999 earnings, primarily associated with employee separation benefits, fixed asset impairments, and the write-down of the note receivable discussed in Note 9.

The following table represents the cumulative activity related to the Company's winding up activities:



                           1999               Balance at             Balance at
                         Original    1999     March 31,      2000    March 31,
                          Charge     Usage      1999         Usage     2000

Severance             $   330,821 $  181,688  $  149,133  $  149,133 $       -
Lease termination          92,817                 92,817      92,817         -
Fixed asset impairment    408,094    408,094           -           -         -
Long-term receivable
  write-down              325,870    325,870           -           -         -
Customer settleme          66,260                 66,260      66,260         -

  Total               $ 1,223,862 $  915,652  $  308,210  $  308,210 $       -



6. Income Taxes

Income tax expense is comprised of the following:


                                                        2000           1999

Current income tax provision (benefit):
 Federal                                                          $   (493,408)
 Foreign                                        $     244,328

  Total current taxes                                 244,328         (493,408)

Deferred income taxes:
 Federal
 State
 Foreign

  Total deferred taxes                                      -                -

Valuation allowance

Income tax (benefit) expense                    $     244,328     $   (493,408)


A reconciliation of the expected federal statutory rate for the years ended March 31, 2000 and 1999 is as follows:


                                                        2000          1999

U.S. federal statutory tax rate                 $     508,000     $   (377,000)
State income taxes, net of federal tax benefit         50,000          (37,000)
Foreign tax provision                                 244,000          416,000
Foreign research and development credit                                (38,000)
Tax loss on sale of subsidiary                     (1,170,000)
Valuation allowance                                   612,000         (350,048)
Other                                                     328         (107,360)

                                                $     244,328     $   (493,408)





Deferred tax assets (liabilities) are comprised of the following at March 31:


                                                        2000          1999

Allowance for doubtful accounts
Excess book depreciation over tax                                 $    236,000
Net operating loss carryforwards                $      22,000          694,000
Foreign business credit carryforwards, net                             431,000
Deferred facility costs
Other                                                                   52,143

Gross deferred tax assets                              22,000        1,413,143
Less valuation allowance                              (22,000)      (1,413,143)

Net deferred tax asset                          $                 $








7. Purchase of Software License and Distribution Rights

During fiscal year 1995, PREMIS purchased a software license and distribution rights for a period of five years for $403,910. In addition to the purchase price, the Company must make contingent royalty payments based on a percentage of the net cash receipts from related sales. The Company capitalized the purchase price as software distribution rights and amortized the amount over the term of the agreement. Amortization of $82,865 is included in cost of sales for the year ended March 31, 1999. These costs were fully amortized in the year ended March 31, 1999.


8. Employee Benefits

The Company has a retirement savings plan which qualifies under the Internal Revenue Code Section 401(k) which covers substantially all U.S. employees of the Company. All employees with at least 90 days of employment are eligible to participate in the Plan. The Company's contributions to the Plan are based on 15% of employee contributions which are subject to salary limitations. Company contributions to the Plan were approximately $13,714 and $7,989 for the years ended March 31, 2000 and 1999, respectively. There was no discretionary Company contribution in fiscal 2000.

The Company had a defined contribution employee retirement plan covering substantially all Canadian employees of the Company. The Company's contributions to the Plan ranged from 1% to 2% of the employee's compensation depending upon length of service. The Company recognized expense of $2,391 for contributions to the Plan for the year ended March 31, 1999. The Plan was terminated in the year ended March 31, 2000.


9. Software License and Distribution Agreement

On January 1, 1997, the Company and an unaffiliated corporation entered into a software license and distribution agreement. The Company, in exchange for the granting of exclusive worldwide rights to the Advantage System and providing training and other contract work over a limited time period, received a note receivable for $651,000. The note receivable is payable in 60 equal monthly installments of $14,481 and bears interest at 12% At March 31, 1999, the outstanding balance of the note receivable was written down to management's estimate of its net realizable value of $100,000, which is included in current assets. Licensing revenue was recognized ratably over two years and all training and contract revenue is recognized as services are performed. In the year ended March 31, 2000, the Company settled the note receivable for $150,000.


10. Related Party Transaction and Commitment

Effective September 1, 1996, the Company entered into a lease agreement for its executive offices and operations which was recorded as a capital lease. The facility was owned by a limited liability partnership controlled by two officers, directors and principal stockholders of the Company. The lease had an initial ten-year term with monthly base rent of $13,477 and two successive two-year options for renewal. On June 30, 1996, the Company prepaid $105,000 in base rent, which reduced the minimum monthly base rent by $2,816 for the first 44 months of the lease (an aggregate credit of $105,000 plus 9% interest per annum). In November 1998, the related parties sold the facility was sold to an unrelated party and the Company signed a new operating lease. The lease was terminated in the year ended March 31, 2000.


11. Segment Information and Foreign Operations

The Company conducts its business within one industry segment: software and services for point of sale customers. Canadian operations include the wholly owned subsidiary, PREMIS Systems Canada Incorporated.

Revenues, net income and identifiable assets by geographic area are summarized as follows:



                                                   For the Years Ended
                                                          March 31,
                                                ____________________________
                                                    2000           1999

Revenues from unaffiliated customers:
 Domestic operations                            $     658,590   $  1,147,014
 Canadian operations                                3,198,703      4,318,837

  Consolidated                                  $   3,857,293   $  5,465,851

Net income (loss):
 Domestic operations                            $   1,452,079   $   (648,985)
 Canadian operations                                3,243,283        932,845

  Consolidated                                  $   4,695,362   $    283,860




                                                       As of March 31,
                                                ____________________________
                                                     2000          1999

Identified assets:
 Domestic operations                            $  1,103,465    $  3,281,155
 Canadian operations                                                  66,077

  Consolidated                                  $  1,103,465    $  3,347,232


 There were no intercompany revenues in fiscal years 2000 and 1999.