Form 10QSB
period 2000-06-30
PREMIS CORP
filed 2000-08-14
CIK 724910

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                             FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACTi
      OF 1934

      For the quarterly period ended   June 30, 2000

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 5,293,952 as of June 30, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]




PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             PREMIS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share data) (Unaudited)

                                                   Three Months Ended
                                                         June 30,
                                                 2000               1999

REVENUES:
        Systems                                $                  $
        Maintenance and other services        	   69                177

        Total revenues        	                   69                177

COST OF REVENUES
        Systems
        Support and other        	           54                 39

        Total cost of revenues        	           54                 39

GROSS PROFIT                                       15                138

OPERATING EXPENSES
        Selling, general and administrative        15                 93

        Total operating expenses                   15                 93

        Operating income (loss)                     -                 45

        Interest income, net                       10                 20
        Other income                                3                  5

NET INCOME (LOSS) BEFORE TAXES        	           13                 70

        Income tax (benefit) expense                -                  -

NET INCOME (LOSS)                              $   13             $   70

Net (loss) per share - Basic and Diluted       $  .00             $  .01

Weighted Average Shares Outstanding             5,294              5,029







                               PREMIS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                               June 30, 2000     March 31, 2000
                                                (unaudited)         (audited)

ASSETS
Current assets:
    Cash and cash equivalents                    $     1,043       $     1,055
    Accounts receivable, net                              18                 8
    Prepaid expenses and other current assets             40                40

    Total current assets                               1,101             1,103

    Property and equipment, net                            -                 -

TOTAL ASSETS                                     $     1,101       $     1,103

LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses        $         3       $         2
    Accrued Liabilities        	                          10                26

    Total current liabilities                             13                28


Shareholders' equity:
    Common stock                                          53                53
    Additional paid in capital                         3,876             3,876
    Accumulated deficit                               (2,841)           (2,854)

    Total shareholders' equity                         1,088             1,075

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $     1,101       $     1,103







                             PREMIS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands) (unaudited)



                                                          Three Months Ended
                                                               June 30,
                                                          2000          1999


OPERATING ACTIVITIES
Net income (loss)                                        $    13      $    70
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:

      Depreciation and amortization                            -            -

   Changes in assets and liabilities:
      Current assets        	                              (9)         116
      Current liabilities                                    (16)        (286)

   Net cash provided by operating activities                 (12)        (100)

INVESTING ACTIVITIES
   Proceeds from the sale of property and equipment            -           14

   Net cash provided by (used in) investing activities         -           14

FINANCING ACTIVITIES
   Repurchase of common stock                                  -          (25)

   Net cash (used in) financing activities                     -          (25)

Net increase in cash and cash equivalents                    (12)        (111)

Cash and cash equivalents, beginning of fiscal year        1,055        2,782

Cash and cash equivalents, end of period                 $ 1,043      $ 2,671






                             PREMIS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 UNAUDITED

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, with the exception of the balance sheet for March 31, 2000, which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Company's Annual 10-KSB Report for the fiscal year ended March 31, 2000.

2. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As of April 1, 2000 the accompanying condensed financials represent solely the operations of the US Company as it had disposed of its Canadian subsidiary in November, 1999.

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

4. COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective April 1, 1999. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended June 30, 2000 and 1999 (in 000's) are as follows:



                                      Three Months Ended
        	                           June 30,
                                     2000            1999

Comprehensive income (loss):
  Net income (loss)                $    13        $     70

Other comprehensive income (loss):
  Foreign currency translation
       adjustments                       -             141

  Comprehensive income (loss)      $    13        $    211


5. SOFTWARE REVENUE RECOGNITION

In November 1997, the Financial Accounting Standards Board issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted SOP 97-2 in the first quarter of fiscal 2000 and it has not had a material impact on revenue recognition in fiscal 2000, to date.





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


General

On July 15, 1999 the shareholders of the Company approved the following three proposals placed before the Annual Meeting:

 1. Sale of the Company's ownership of its subsidiary, PREMIS Systems Canada Incorporated ("PSC") and PSC's OpenEnterprise software to ACA Retail Canada Incorporated (the "Transaction"):

2. Adoption of a Plan of Complete Liquidation and Dissolution of the Company (the "Plan of Liquidation"):

3. Holdback of up to $1 million of the proceeds of the Transaction for a period of up to 12 months from consummation of the Transaction, to identify and secure a business combination which may provide shareholders with additional value, and thereby delaying or terminating implementation of the Plan of Liquidation.

In November of 1999 the Company completed the sale of PSC to ACA Retail Canada Incorporated. In December of 1999 the Company made a partial liquidating distribution to its shareholders of $1.126 per share. The management of the Company is proceeding to satisfy the obligations of the Company and review opportunities for a business combination.

The results of the quarter ended June 30, 2000 should not be viewed as the results of a company seeking to operate in the normal course of business. The staff has been reduced to a small group of people which are meeting the obligations of extended software maintenance contracts and reviewing
opportunities for a business combination.   The comparisons of current and
prior year periods set forth below should be evaluated in light of the Company's objective, which is winding down and ceasing operations.



Results of Operations

Revenue. The Company's revenues are divided into two categories: systems revenues and maintenance and other services revenues. No systems revenues were recorded for the period ended June 30, 2000. Maintenance fees and other services revenues are composed principally of system maintenance contracts. Revenues derived from system maintenance contracts are deferred and recognized ratably over the contract period, which is typically twelve months.

Total revenues for the first quarter of fiscal 2000 were $69,000 compared to $177,000 for the same period in fiscal 2000. For fiscal 2001 these revenues consisted of maintenance revenue and custom development related to maintenance contracts. In fiscal 2001 the Company derived its revenues from one customer software support contract. The Company does not expect these maintenance and support revenues to continue beyond the second fiscal quarter of 2001.

Gross Profit. Gross profit for the first quarter of fiscal 2001 was $15,000 compared to $138,000 for the same period in fiscal 2000. For the remainder of the fiscal year, gross profit is expected to vary significantly as the liquidation proceeds on course.

Selling, General And Administrative. Selling, general and administrative expenses were $15,000 compared to $93,000 for the same period in fiscal 2000.

Research And Development. The Company had no research and development expense for the first quarter period ended June 30, 2000 or for the period ending June 30, 1999. The Company does not expect to have research and development expense during the remainder of the fiscal year 2001.

Interest And Other Income. Interest income for both periods reflects interest earned on investments. Interest income for the first quarter period in fiscal 2001was $13,000 compared to $25,000 for the same period in fiscal 2000.

Income Tax Expense. For the three month period ending June 30, 2001, no income tax expense was recorded, since the Company believes its net operating loss carryforward are adequate to offset current period earnings.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $12,000 from March 31, 2000 to June 30, 2000. The decrease is primarily the result of the payment of accrued expenses recorded at fiscal 2000 year end. As of June 30, 2000, the Company had working capital of $1,088,000 compared to working capital of $1,075,000 at March 31, 2000.

During the period from approximately November 17, 1999 to November 17, 2000 the Company will be seeking a business combination with another entity. In the absence of such a combination within this general time frame, the Company intends to liquidate and distribute the remaining net proceeds to the shareholders.

There were no capital expenditures for property and equipment in the first fiscal quarter of 2001.

The Company occupies a small office in a building in Plymouth, Minnesota pursuant to a month to month lease with a monthly gross rent of $150. The Company has no other lease obligations.


PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

In September 1997, the Company commenced legal proceedings against Robert E. Ferguson, a former owner of REF Retail Systems Corp. ("REF") which the Company acquired on October 1, 1996, seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). The Ferguson suit has not been settled as of August 7, 2000. The Company expects to provide for its continuing litigation under the plan of liquidation.

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

Dated:  August 8, 2000
        PREMIS CORPORATION
        (Registrant)


        /S/ F. T. Biermeier
        ___________________
        F. T. Biermeier
        Chairman and Chief Executive Officer
        Chief Financial Officer