Form 10QSB
period 2000-09-30
PREMIS CORP
filed 2000-11-15
CIK 724910

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549

                             FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTi
      OF 1934

      For the quarterly period ended September 30, 2000

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

The number of shares outstanding of the Issuer's Common Stock, $.01 par value, was 5,293,952 as of September 30, 2000.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [ X ]





PART 1 - FINANCIAL INFORMATION:

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             PREMIS CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share data) (Unaudited)

                                         Three Months Ended    Six Months Ended
                                            September 30,        September 30,
                                          2000        1999     2000        1999

REVENUES:
  Systems                               $         $  3,199    $         $  3,199
  Maintenance and other services              48        91         116       269
                                        ________  ________    ________  ________
        Total revenues        	              48     3,290         116     3,468

COST OF REVENUES
  Systems
  Support and other        	              41        39          95        78
                                        ________  ________    ________  ________
        Total cost of revenues                41        39          95        78

GROSS PROFIT                                   7     3,251          21     3,390

OPERATING EXPENSES
  Selling, general and administrative         47       164          61       258
                                        ________  ________    ________  ________
        Total operating expenses              47       164          61       258
                                        ________  ________    ________  ________
Operating income (loss)                      (40)    3,087        (40)     3,132

Interest income, net                          12        35         22         54
Other income                                   3       220          6        226
                                        ________  ________    ________  ________
NET INCOME (LOSS) BEFORE TAXES               (25)    3,342        (12)     3,412

  Income tax (benefit) expense        	               313                   313

                                        ________  ________    ________  ________
NET INCOME (LOSS)                       $    (25) $  3,029    $   (12)  $  3,099
                                        ________  ________    ________  ________

Net (loss) per share-Basic and Diluted  $    .00  $    .60    $    .00  $    .62


Weighted Average Shares Outstanding        5,294     5,028       5,294     5,028






                                 PREMIS CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)


                                         September 30, 2000      March 31, 2000
                                            (unaudited)             (audited)

ASSETS

Current assets:

  Cash and cash equivalents                  $   1,005              $   1,055
  Accounts receivable, net                          31                      8
  Prepaid expenses and other current assets         40                     40
                                             _________              _________
  Total current assets                           1,076                  1,103

  Property and equipment, net                        -                      -
                                             _________              _________
TOTAL ASSETS                                 $   1,076              $   1,103
                                             _________              _________

LIABILITIES

Current liabilities:

  Accounts payable and accrued expenses      $       3              $       2
  Accrued Liabilities        	                    10                     26
                                             _________              _________
Total current liabilities                           13                     28
                                             _________              _________


Shareholders' equity:
  Common stock                                      53                     53
  Additional paid in capital                     3,876                  3,876
  Accumulated deficit                           (2,866)                (2,854)

                                             _________              _________
  Total shareholders' equity                     1,063                  1,075
                                             _________              _________

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $   1,076              $   1,103
                                             _________              _________







                                PREMIS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands) (unaudited)


                                                         Six Months Ended
                                                             June 30,
                                                       2000             1999


OPERATING ACTIVITIES

Net income (loss)                                    $   (12)       $  3,411

  Adjustments to reconcile net income to net cash (used in) provided by operating activities:

    Depreciation and amortization
    Gain on sale of fixed assets        	                         (15)

  Changes in assets and liabilities:
    Current assets                                       (22)           (165)
    Current liabilities                                  (16)           (223)
                                                     ________       ________
Net cash provided by operating activities                (50)          3,006
                                                     ________       ________

FINANCING ACTIVITIES
 Repurchase of common stock                                -             (25)
                                                     ________       ________
Net cash (used in) financing activities                    -             (25)

Effect of exchange rates on cash                                           5
                                                     ________       ________

Net increase in cash and cash equivalents                (50)          2,986

Cash and cash equivalents, beginning of fiscal year     1,055          2,783
                                                     ________       ________

Cash and cash equivalents, end of period             $  1,005       $  5,769
                                                     ________       ________





                             PREMIS CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 UNAUDITED


1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit, with the exception of the balance sheet for March 31, 2000, which was derived from audited financial statements, and reflect all adjustments (consisting only of normal and recurring adjustments and accruals) which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission, but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the Financial Statements and footnotes thereto included as an exhibit to the Co

2.        PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. As of April 1, 2000 the accompanying condensed financial statements represent solely the operations of the US Company as it had disposed of the Canadian subsidiary in November, 1999.

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

4.  COMPREHENSIVE INCOME (LOSS)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), effective April 1, 1999. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended September 30, 2000 and 1999 (in 000's) are as follows:



                                                  Three Months Ended
                                                     September 30,
                                                  2000          1999

Comprehensive income (loss):
  Net income (loss)                             $    (25)   $   3,029
Other comprehensive income (loss):
  Foreign currency translation adjustments             -            5
                                                _________   _________

  Comprehensive income (loss)                   $    (25)   $   3,034


5.    SOFTWARE REVENUE RECOGNITION

In November 1997, the Financial Accounting Standards Board issued Statement of Position ("SOP") 97-2 "Software Revenue Recognition" to replace SOP-91-1. The Company adopted SOP 97-2 in the first quarter of fiscal 2000 and it has not had a material impact on revenue recognition in fiscal 2001, to date.










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

General

Until April 1999, the Company developed, marketed and supported a line of enterprise-wide solutions to meet the information needs of multi-store specialty and general merchandise retailing chains. Pursuant to a resolution adopted by the shareholders at the annual meeting in July, 1999, the Company has been winding down operations and selling its remaining assets. In November 1999, we completed a series of transactions resulting in the sale of substantially all of our operating assets.

By September, 2000, the Company's staff has been reduced to two people which were meeting the Company's obligations under extended software maintenance contracts and reviewing opportunities for a business combination. As of September 30, 2000 the Company has completed its obligations under all prior software maintenance agreements. On September 22, 2000 the Company announced it had entered into a merger agreement with Nonvolatile Electronics, Incorporated of Eden Prairie Minnesota ("NVE"). The merger agreement is subject to the approval of the shareholders of both companies. As of September 30, 2000, the Company has ceased all business operations, and is using its existing cash resources to complete the business combination with NVE.

The results of the quarter ended September 30, 2000 should not be viewed as the results of a company seeking to operate in the normal course of business. The comparisons of current and prior year periods set forth below should be evaluated in light of the Company's objective, which were to wind down and cease operations prior to the anticipated merger.

Results of Operations

Revenue. The Company's revenues have historically been divided into two categories: systems revenues and maintenance and other services revenues. No systems revenues were recorded for the period ended September 30, 2000. Maintenance fees and other services revenues are composed principally of system maintenance contracts. Revenues derived from extended system maintenance contracts have been deferred in the past and recognized ratably over the contract periods, which typically were twelve months. Most recently contract periods have been reduced 30 days and revenue has been recognized in the month when the services were provided.

Total revenues for the second quarter of fiscal 2001 were $48,000 compared to $3,290,000 for the same period in fiscal 2000. For fiscal 2001 these revenues consisted of maintenance revenue and custom development related to maintenance contracts. In fiscal 2001 the Company derived its revenues from one customer software support contract. During September 2000, the Company completed its obligations under the remaining software support contract and has ceased its operations. Total revenues for the six months ended September 30, 2000, were $116,000 compared to $3,468,000 for the same period in fiscal 2000.

Gross Profit. Gross profit for the second quarter of fiscal 2001 was $7,000 compared to $3,251,000 for the same period in fiscal 2000. Gross profit for the six months ended September 30, 2000, was $21,000, compared to $3,390,000 for the same period in fiscal 2000. The Company is not expected to record any gross profit for the remainder of the fiscal year due to the cessation of operations.

Selling, General And Administrative. Selling, general and administrative expenses for the second quarter of fiscal 2001 were $47,000 compared to $164,000 for the same period in fiscal 2000. Selling, general and administrative expenses for the six months ended September 30, 2000, were $61,000, compared to $258,000 for the same period in fiscal 2000.

Research And Development. The Company had no research and development expense for the quarter or the six month period ended September 30, 2000 or for the same periods ending September 30, 1999. The Company does not expect to have research and development expense during the remainder of the fiscal year 2001.

Interest And Other Income. Interest income for both periods reflects interest earned on investments. Interest income for the second quarter period in fiscal 2001was $12,000 compared to $35,000 for the same period in fiscal 2000. . Interest income for the six months ended September 30, 2000, was $22,000, compared to $54,000 for the same period in fiscal 2000.

Income Tax Expense. For the three and six month period ending September 30, 2000, no income tax expense was recorded, since the Company believes net loss for the period and the operating loss carryforward are adequate to offset current period earnings.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased by $50,000 from March 31, 2000 to September 30, 2000. The decrease is primarily the result of the payment of accrued expenses recorded at fiscal 2000 year end and expenses related to the search for a merger partner. As of September 30, 2000, the Company had working capital of $1,063,000 compared to working capital of $1,075,000 at March 31, 2000.

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


PART 2 - OTHER INFORMATION:

ITEM 1.  LEGAL PROCEEDINGS

In September 1997, the Company commenced legal proceedings against Robert E. Ferguson, a former owner of REF Retail Systems Corp. ("REF") which the Company acquired on October 1, 1996, seeking damages in an unspecified amount related to alleged breaches of the agreement for the purchase of REF, and related matters. The legal proceeding against Mr. Ferguson was filed in the Ontario Court of Justice, General Division on September 22, 1997 (Case No. 97-CV-132581). The Ferguson suit has not been settled as of September 30, 2000. The Company expects to provide for its continuing litigation under the plan of liquidation.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

        2. Agreement and Plan of Merger by and between PREMIS Corporation and Nonvolatile Electronics Incorporated, dated September 22, 2000 (Incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A filed on October 16, 2000)

(B)  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 10, 2000
        PREMIS CORPORATION
        (Registrant)

        /S/ F. T. Biermeier
        F. T. Biermeier
        Chairman and Chief Executive Officer
        Chief Financial Officer