Form 10QSB
period 2000-12-31
NVE CORP /NEW/
filed 2001-02-14
CIK 724910

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2000

[ ] Transition report under Section 13 or 15(d) of the
Securities Exchange Act.

                                 NVE Corporation
                                 ---------------
             (Exact name of registrant as specified in its charter)


                                    Minnesota
                                   ----------
                 (State or other jurisdiction of incorporation)



         0-12196                                              41-1424202
--------------------------------                       ------------------------
Commission File Number                                          I.R.S. Employer
                                                          Identification number

11409 Valley View Road, Eden Prairie, Minnesota                           55344
-----------------------------------------------                      ----------
(Address of principal executive offices)                             (Zip code)

Issuer's telephone number, including area code: (952) 829-9217
                                                --------------

                               PREMIS Corporation
                 13220 County Road 6, Plymouth, Minnesota 55441
                 ----------------------------------------------
          (Former name or former address, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $.01 Par Value - 16,919,128 shares outstanding as of December 31, 2000.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS
                                           NVE CORPORATION
                                     (A Development Stage Company)

                                       CONDENSED BALANCE SHEET
                                          DECEMBER 31, 2000

ASSETS
Current assets:
   Cash                                                                                      $2,080,473
   Grants and contracts receivable                                                            1,370,885
   Inventories                                                                                1,038,632
   Prepaid expenses and other assets                                                            111,876
                                                                                        -------------------
Total current assets                                                                          4,601,866
Fixed assets:
   Machinery and equipment                                                                    1,333,384
   Furniture and fixtures                                                                        35,499
   Leasehold improvements                                                                       352,640
   Construction in progress                                                                      91,121
                                                                                        -------------------
                                                                                              1,812,644
   Less accumulated depreciation                                                              1,287,640
                                                                                        -------------------
Total fixed assets                                                                              525,004
                                                                                        -------------------
Total                                                                                         5,126,870
                                                                                        ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                                              $  288,296
   Accounts payable                                                                             381,776
   Accrued expenses                                                                             157,751
   Deferred revenue                                                                           1,221,185
   Billings in excess of costs on research                                                      110,061
                                                                                        -------------------
Total current liabilities                                                                     2,159,069
Shareholders' equity:
   Common Stock                                                                                 169,191
   Accumulated paid-in capital                                                                5,652,024
   Accumulated Deficit                                                                       (2,853,414)
                                                                                        -------------------
Total shareholders' equity                                                                    2,967,801
                                                                                        -------------------
Total liabilities and shareholders'                                                          $5,126,870
                                                                                        ===================

                                        SEE ACCOMPANYING NOTES.

                                          NVE CORPORATION
                                   (A Development Stage Company)

                                 CONDENSED STATEMENT OF OPERATIONS

                                               THREE-MONTHS ENDED                 NINE MONTHS ENDED
                                                  DECEMBER 31                         DECEMBER 31
                                                             ProForma          ProForma       ProForma
                                              2000              1999              2000           1999
                                    -----------------------------------------------------------------------
Revenues:
   Research and development               $1,061,777        $1,259,073       $3,248,854       $3,884,292
   Product sales                             169,416           128,746           78,555          227,641
   License fees                            1,431,250               -          1,793,750          400,000
                                      -----------------------------------------------------------------------
Total revenues                             2,662,443         1,387,819        5,521,159        4,511,933

Expenses:
   Research and development                1,197,348         1,331,023        3,634,758        3,849,665
   Cost of sales                             206,246            53,328          392,714          131,937
   Selling, general and
     Administrative                          378,619           198,112          870,185          824,152
                                    -----------------------------------------------------------------------
Total expenses                             1,782,213         1,582,363        4,897,657        4,805,754
                                    -----------------------------------------------------------------------
Income (loss) from operations                880,230          (194,544)         623,502         (293,821)
Royalty expense                               (9,913)               -            (9,913)              -
Interest income                               13,481             4,066           24,749            10,576
Interest expense                              (7,123)          (18,808)         (23,528)          (35,977)
Other income                                   6,216               -             12,931               796
                                    -----------------------------------------------------------------------
Net income (loss)                         $  882,891        $ (209,286)      $  627,741        $ (318,426)
                                    =======================================================================
Net income (loss) per share, basic
 and diluted                              $      .05        $     (.01)      $      .03        $     (.02)
Weighted average shares
  outstanding - basic                     16,891,893        15,928,239       16,830,403        15,883,346
  diluted                                 18,501,060        15,928,239       18,439,570        15,883,346

                                        SEE ACCOMPANYING NOTES.

                                          NVE CORPORATION
                                    (A Development Stage Company)

                                  CONDENSED STATEMENT OF CASH FLOWS

                                                                                NINE MONTHS ENDED
                                                                                  DECEMBER 31
                                                                              Pro-Forma        Pro-Forma
                                                                                 2000             1999
                                                                       ------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                          $ 627,741        $(318,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation                                                            187,446          182,127
     Changes in operating assets and liabilities:
       Grants and contracts receivable                                      (412,727)        (103,542)
       Inventories                                                          (454,656)         (40,129)
       Prepaid expenses and other                                            (30,249)          (9,996)
       Accounts payable and accrued expenses                                 195,530           12,322
       Deferred revenue                                                      680,095               -
       Billings in excess of costs on research contracts                      40,495          157,451
                                                                       ------------------------------------
Net cash provided by operating activities                                    833,675          120,193

INVESTING ACTIVITIES
Purchases of fixed assets                                                   (117,479)        (222,281)
                                                                       ------------------------------------
Net cash used in investing activities                                       (117,479)        (222,281)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                           275          253,200
Net proceeds from sale of common stock in conjunction with merger            996,579               -
Net proceeds from (repayment of) note payable                                (15,607)         (32,112)
                                                                       ------------------------------------
Net cash provided by financing activities                                    981,247          221,088
                                                                       ------------------------------------
Increase in cash                                                           1,697,443         (121,387)
Cash at beginning of period                                                  383,031          685,015
                                                                       ------------------------------------
Cash at end of period                                                     $2,080,473        $ 563,628
                                                                       ====================================

                                         SEE ACCOMPANYING NOTES.

                              NVE CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              December 31, 2000

1. INTERIM FINANCIAL INFORMATIONT
The accompanying unaudited condensed financial statements of NVE Corporation (the "Company") are consistent with generally accepted principles for financial reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that that these condensed financial statements be read in conjunction with the audited financial statements and the notes there to included in the company's latest annual financial statements included in the February 2, 2001 Form 8-K/A. The results of operations for the nine-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2001.

Merger

On November 21, 2000, Nonvolatile Electronics, Incorporated (NVE) merged with NVE Corporation (f/k/a Premis Corporation). The merger has been accounted for using the reverse purchase method of accounting. As the Company issued shares of common stock of NVE Corporation in exchange for outstanding shares of common stock of Merged NVE, the pre-merger shareholders of the Company retain approximately 6% of the outstanding shares of common stock of the Company.
In applying generally accepted accounting principles ("GAAP"), the merger was accounted for as a reverse acquisition by Merged NVE. Under GAAP, the merger is deemed to be equivalent, for accounting purposes, to Merged NVE's issuance of its capital stock in exchange for the fair market value of the assets and liabilities of the Company. As a result, no goodwill will be recorded, and the assets of Merged NVE will continue to be recorded at their historic values.

Pro Forma Financial Statements

These pro forma financial statements are presented as a combination of the respective statements of Nonvolatile Electronics, Incorporated (NVE) and NVE Corporation (f/k/a Premis Corporation) for the periods shown, and have been prepared pursuant to the rules of the SEC and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The pro forma financial statements and related notes are not necessarily indicative of the statements of operations that would have been reported had the merger of NVE Corporation occurred on the dates indicated.

The following tables set forth the unaudited pro forma financial information of the Company (the "Pro Forma Financial Statements"), which consist of: (i) the unaudited pro forma statement of operations of the Company for the quarter ended December 31, 1999 giving effect to the merger of NVE Corporation as if such transaction had occurred on April 1, 1999, and (ii) the unaudited pro forma statements of operations of the Company for the nine months ended December 31, 2000 and 1999 giving effect to the merger of NVE Corporation as if such transaction had occurred on April 1, 1999.

                                          NVE CORPORATION
                       UNAUDITED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                             FOR THE NINE MONTHS ENDED DECEMBER 31, 1999

                                                   NONVOLATILE         NVE CORPORATION
                                                   ELECTRONICS          (F/N/A PREMIS
                                                   INC. (NVE)            CORPORATION)           ADJUSTMENTS
PRO FORMA
                                               -------------------------------------------------------------------
-----------------
Revenues
  Research and development                           3,884,292                     -                    -
3,884,292
  Product sales                                        227,641                     -                    -
227,641
  License fees                                         400,000                     -                    -
400,000
  Systems                                                    -             3,199,000           (3,199,000)   (1)
-
  Maintenance fees and other revenue                         -               559,000             (559,000)   (1)
-
                                               -------------------------------------------------------------------
-----------------
                                                     4,511,993             3,758,000           (3,758,000)
4,511,993
Expenses
  Research and development                           3,849,665                     -                    -
3,849,665
  Cost of sales                                        131,937               124,000             (124,000)   (1)
131,937
  Selling, general & administrative                    824,152               292,000             (292,000)   (1)
824,152
                                               -------------------------------------------------------------------
-----------------
Total expenses                                       4,805,754               416,000             (416,000)
4,805,754
                                               -------------------------------------------------------------------
-----------------

Income (loss) from operations                         (293,821)            3,342,000           (3,342,000)
(293,821)

  Royalty expense                                            -                     -                    -
-
  Interest income                                       10,576               116,000             (116,000)  (1)
10,576
  Investment in capital loss                                 -            (3,732,000)           3,732,000   (1)
-
  Interest expense                                     (35,977)                    -                    -
(35,977)
  Other                                                    796               257,000             (257,000)  (1)
796
                                               -------------------------------------------------------------------
-----------------
Net (loss) income before taxes                        (318,426)              (17,000)              17,000
(318,426)
Income taxes expense (benefit)                               -               244,000             (244,000)  (1)
-
                                              --------------------------------------------------------------------
-----------------
Net (loss) income                                     (318,426)             (261,000)             261,000
(318,426)

=====================================================================================

                                          NVE CORPORATION
                       UNAUDITED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                             FOR THE NINE MONTHS ENDED DECEMBER 31, 2000

                                                   NONVOLATILE         NVE CORPORATION
                                                   ELECTRONICS          (F/N/A PREMIS
                                                   INC. (NVE)            CORPORATION)           ADJUSTMENTS
PRO FORMA
                                               -------------------------------------------------------------------
-----------------
Revenues
  Research and development                           3,248,854                     -                    -
3,248,854
  Product sales                                        478,555                     -                    -
478,555
  License fees                                       1,793,750                     -                    -
1,793,750
  Systems                                                    -                     -                    -
-
  Maintenance fees and other revenue                         -               116,000             (116,000)   (1)
-
                                               -------------------------------------------------------------------
-----------------
                                                     5,521,159               116,000             (116,000)
5,521,159
Expenses
  Research and development                           3,634,758                95,000              (95,000)   (1)
3,634,758
  Cost of sales                                        392,714                61,000              (61,000)   (1)
392,714
  Selling, general & administrative                    870,185                     -                    -
870,185
                                               -------------------------------------------------------------------
-----------------
Total expenses                                       4,897,657               156,000             (156,000)
4,897,657
                                               -------------------------------------------------------------------
-----------------

Income (loss) from operations                          623,502               (40,000)              40,000
623,502

  Royalty expense                                       (9,913)                    -                    -
(9,913)
  Interest income                                       24,749                22,000              (22,000)
24,749
  Investment in capital loss                           (23,528)                    -                    -
(23,528)
  Interest expense                                      12,931                     -                    -
12,931
  Other                                                      -                 6,000               (6,000)   (1)
-
                                               -------------------------------------------------------------------
-----------------
Net income (loss) before taxes                         627,741               (12,000)              12,000
627,741
Income taxes expense (benefit)                               -                     -                    -
-
                                              --------------------------------------------------------------------
-----------------
Net (loss) income                                      627,741               (12,000)              12,000
627,741

=====================================================================================

                                          NVE CORPORATION
                       UNAUDITED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                             FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

                                                   NONVOLATILE         NVE CORPORATION
                                                   ELECTRONICS          (F/N/A PREMIS
                                                   INC. (NVE)            CORPORATION)           ADJUSTMENTS
PRO FORMA
                                               -------------------------------------------------------------------
-----------------
Revenues
  Research and development                           1,259,073                     -                    -
1,259,073
  Product sales                                        128,746                     -                    -
128,746
  License fees                                               -                     -                    -
-
  Systems                                                    -                     -                    -
-
  Maintenance fees and other revenue                         -                55,000              (55,000)   (1)
-
                                               -------------------------------------------------------------------
-----------------
                                                     1,387,819                55,000              (55,000)
1,387,819
Expenses
  Research and development                           1,331,023                     -                    -
1,331,023
  Cost of sales                                         53,328                52,000              (52,000)   (1)
53,328
  Selling, general & administrative                    198,112                30,000              (30,000)   (1)
198,112
                                               -------------------------------------------------------------------
-----------------
Total expenses                                       1,582,463                82,000              (82,000)
1,582,463
                                               -------------------------------------------------------------------
-----------------

(Loss) income from operations                         (194,664)              (27,000)              27,000
(194,664)

  Royalty expense                                            -                     -                    -
-
  Interest income                                        4,066                62,000              (62,000)   (1)
4,066
  Investment in capital loss                           (18,808)           (3,732,000)           3,732,000    (1)
(18,808)
  Interest expense                                           -                     -                    -
-
  Other                                                      -               238,000             (238,000)   (1)
-
                                               -------------------------------------------------------------------
-----------------
Net (loss) income before taxes                        (209,386)           (3,459,000)           3,459,000
(209,386)
Income taxes expense (benefit)                               -               (50,000)              50,000    (1)
-
                                              --------------------------------------------------------------------
-----------------
Net (loss) income                                     (209,386)           (3,409,000)           3,409,000
(209,386)

=====================================================================================

Adjustment notes to unaudited pro forma financial statements:

1) Reflects the elimination of discontinued operations of NVE
Corporation prior to the merger.


Earnings Per Share

The Company calculates its income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share during net loss years because these securities would be anti-dilutive. All per share amounts have been restated, based on the same conversion resulting from the merger.

Sublicense Agreement

The Company's former president, James Daughton, upon founding the Company, obtained a Technology License Agreement with Honeywell International (the "Agreement"). The Agreement, which has been sublicensed to the Company, allows the use and sublicense of certain property dealing with MRAM technology in markets which are not central to the present or presently intended business markets of Honeywell International, the developer of the technology.

In December 2000, the Company and Honeywell International entered into a new Agreement under which the Company gave up the right to further sublicense Honeywell MRAM technology from this date forward in exchange for a lump sum payment of $1.25 million. Under this Agreement, the Company retains the right to access and use the Honeywell MRAM technology for product development.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OR PLAN OF OPERATIONS

                RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTHS
                            ENDED DECEMBER 31, 2000.

Revenues for the three and nine months ended December 31, 2000 were $2,662,443 and $5,521,159 respectively, which represent a increase of 92% and 22%, respectively, from revenues of $1,387,819 and $4,511,933 in the corresponding period of the prior year. The increases in revenue were due primarily to increased license revenue and product sales. License revenue increased to $1,793,750 in the nine months from $400,000 primarily as the result of the agreement with Honeywell International which resulted in a payment of $1,250,000. Product sales increased in the three months by 32% to $169,416 from $128,746 and by 102% for the nine months to $478,555 from $227,641 in the prior year. Research and Development revenue decreased by 16% and 16% respectively in the three and nine months as several large programs were completed in the current year.

Expenses increased by 13% and 2% respectively to $1,782,213 and $4,897,657 in the three and nine months from $1,582,363 and $4,805,754 in the same periods of the prior year. Research and development expenses decreased by 11% and 6% to $1,197,348 and $3,634,758 in the three and nine months from $1,331,023 and $3,849,665 primarily as a result of the completion of the Department of Commerce Advanced Technology Program (ATP) which partially funded isolator development. The program required matching funds from the Company. Costs of sales for products increased by 287% and 198% in the three and nine months and were the result of significant increases in product revenues and the startup of isolator product sales in the second quarter of the year. Selling, general and administrative expenses increased by 91% and 6% in the three and nine months to $378,619 and $870,185 from $198,112 and $824,152 in the prior year. The three and nine months include increases in legal fees and professional fees dealing with the merger, licensing activities and patent expenses.

Net income of $882,891 and $627,741 for the three and nine months are compared to losses of ($209,286) and ($318,426)for the prior year. New research and development programs in the third quarter of the fiscal year will not require matching funds similar to the ATP investments. Growth in license revenue in the third quarter from the Honeywell Agreement produced an operating profit for the full nine months, offsetting the investments in isolator product introductions made in the nine months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
The Company had cash on December 31, 2000 of $2,080,473 compared with $563,628 on December 31, 1999. The increase in cash is primarily due to the collection of receivables from government contracts, receipt of license payments and cash received in the merger. Management believes working capital is adequate for its current needs.

                               PART II--OTHER INFORMATION

Item #6 Exhibits and Reports of Form 8-K

        a. Exhibits
           None.
        b. Reports on Form 8-K

           A report on Form 8-K was filed December 6, 2000 and amended February 2, 2001. That report is hereby incorporated by reference.

                          NVE CORPORATION
                   (A Development Stage Company)

                            SIGNATURES

     In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NVE CORPORATION
                                   Registrant


Date:  February 13, 2001           /s/ RICHARD GEORGE

                                   ________________________
                                   Richard George
                                   CHIEF FINANCIAL OFFICER
                                   (Principal Financial Officer)


Date:  February 13, 2001           /s/ DANIEL A. BAKER

                                   ________________________
                                   Daniel A. Baker
                                   PRESIDENT
                                   AND CHIEF EXECUTIVE OFFICER
                                   (Principal Executive Officer)