Form 10KSB
period 2001-03-31
NVE CORP /NEW/
filed 2001-06-01
CIK 724910

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the year ended March 31, 2001
                                       OR
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from _____________________to____________________

Commission file Number      000-12196
                            ---------

                                NVE Corporation
                                ---------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                                      41-1424202
                 ---------                                      ----------
(State or other jurisdiction of incorporation)               I.R.S. Employer
                                                          Identification number


11409 Valley View Road, Eden Prairie, Minnesota                         55344
-----------------------------------------------                      ----------
(Address of principal executive offices)                             (Zip code)

Issuer's telephone number, including area code: (952) 829-9217
                                                --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.01 par value ("Common Stock")

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES [X]        NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year ended March 31, 2001 totaled $7,165,665.

Based upon the $1.00 per share closing sales price of the registrant's common stock as of June 1, 2001, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was approximately $4,230,000.

Common Stock - 16,921,228 shares outstanding as of June 1, 2001.

Transitional Small Business Disclosure Format (check one)   YES [ ]   NO [X]

                   Documents Incorporated By Reference
Portions of the Proxy Statement for NVE Corporation's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB to the extent described in Part III.

                                   PART I

FORWARD LOOKING STATEMENTS
         Certain statements included in this Annual Report on Form 10-KSB, except for the historical information contained herein, may be forward-looking statements within the meaning of Section 21E of the Exchange Act, which are subject to the safe harbor created by that statute, and further, may contain forward-looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions identify forward-looking statements. Actual results may be different from those described in the forward-looking statements. Future events involve risks and uncertainties. Some of these risks and uncertainties are outside the control of management. Readers are cautioned against placing undue reliance on the forward-looking statements due to these risks and uncertainties and are cautioned to review the historical information and statements of risk contained in the Company's Securities and Exchange Commission reports.

ITEM 1.  BUSINESS.

HISTORY AND BACKGROUND
         NVE Corporation ("NVE" or "the Company") develops, produces and markets components that combine giant magnetoresistance ("GMR") materials with integrated circuits.

         On November 20, 2000, the shareholders of Nonvolatile Electronics, Incorporated (NVE) approved the merger of the company with and into Premis Corporation ("Premis"), a publicly-traded corporation, with Premis surviving under the new name NVE Corporation. Premis developed, marketed and supported a line of enterprise-wide solutions to meet the information needs of multi-store specialty and general merchandise retailing chains. In November 1999, Premis completed a series of transactions resulting in the sale of substantially all of its operating assets. By September, 2000, Premis had ceased all business operations.

         NVE was incorporated under the laws of the state of Minnesota in 1989 as the result of research completed by the Company's founder, Dr. James Daughton, while employed with Honeywell. Historically, NVE has been a research and development (R&D) company funded largely by government contracts, and to a lesser extent by licenses, royalties and the sales of products and equity. Contract R&D has not only supplied revenues, but additionally, it has helped to supplement the R&D required for the product areas and fund operations.

         NVE first sold and shipped products using GMR materials in 1995, and produced the first known products combining GMR materials with integrated circuits in 1998. NVE is recognized as a leader in both the development and application of GMR materials and other advanced magnetic materials. NVE's largest customer is the United States government and, although no current problems exist with respect to any government contract or with the Company's vibrant relationship with the government funding vehicles, disqualification as a vendor to the United States government would cause serious setbacks for the Company on a going forward basis and would likely hamper future R&D activity.

         NVE developed the capability to deposit and optically define conductor, dielectric and metal films, and to fully integrate circuit and magnetic device design. Additionally, NVE acquired certification to manufacture products under ISO 9001. The Company's product areas, including sensors, signal isolators and nonvolatile memories, are discussed below.

PRODUCTS
         SENSORS. Sensors combine integrated circuits with GMR material. This GMR material is deposited in layers and lithographically formed into resistors which change value when introduced to a magnetic field. The resistors are then connected together with transistors to form circuits that are sensitive to magnetic fields. These circuits are then packaged in much the same way as conventional integrated circuits. Other products developed by NVE are produced by similar methods.

         Sensors are quite small and they are very sensitive to magnetic fields. In addition, they are able to operate at relatively high temperatures (125 degrees Centigrade and higher). This combination of attributes should allow them to be used in a variety of industrial control applications.

         Over the past year, NVE has concentrated its marketing efforts on pneumatic cylinder position sensing. As a result, three of the top four users of sensors have started integrating the NVE sensor, and several other smaller users are in the process of converting to the NVE sensor. New applications the Company may target include in-bearing sensors, pacemakers, anti-skid brake systems ("ABS"), currency detection and medical electronics.

         The Company has a portfolio of US and foreign patents for the GMR materials used in its sensor and a US patent for the circuit configuration. The Company has also obtained know-how in the following areas: sputtering of the GMR materials; maintenance of process and packaging compatibility with integrated circuits; plating of thick magnetic materials for shielding and flux concentration; sensor and circuit design; and testing techniques. At this time, the Company does not know of any direct competitor that manufactures a similar sensor.

         Historically, NVE has used a combination of distributors, manufacturers' representatives and direct sales for sales of the sensor. The Company plans to continue to use this combination for the foreseeable future. Distributors handle smaller orders (typically under $1,000), while manufacturers' representatives and direct sales account for larger orders. The largest sensor order from NVE totaled approximately $100,000.

         NVE is in the process of developing sensors for the industrial controls, ABS and currency detection markets. The Company will continue this development, as it typically takes from three to five years from start of development to sales in the automotive markets, and from one to three years from the start of development to sales in the industrial controls market.

         ISOLATORS. Isolators reduce or eliminate ground noise in communications carried by wire which is the result of connecting electrical circuits having independent grounds. In some cases, isolators may also provide for limited protection against electrical damage. The isolator developed by NVE uses the ISOLOOP-Registered Trademark-, an integrated coil made by integrated circuit techniques that is electrically insulated from a sensor made from GMR resistors and integrated circuits, and packaged in a standard integrated circuit package. The resulting isolator is faster and smaller than any other existing known approach, as well as being very cost competitive.

         The two main competing technologies of which the Company is aware are opto-isolators and inductive isolators. The fastest opto-isolators currently run at frequencies below 20 million cycles per second, whereas ISOLOOP isolators operate at 100 million cycles per second, with the potential to run ten times faster than the frequency currently achieved. Inductive isolators require special data encoding in order to transmit logic signals, whereas ISOLOOP isolators do not require such signals. Furthermore, ISOLOOP isolators require less board area than either the opto-isolators or the inductive isolators.

         Isolators are commonly used in a variety of communication networks. Differences in ground potentials between pieces of electronics gear are virtually impossible to eliminate, and the resulting noise is often much larger than the logic signals transmitted. The isolator can virtually eliminate this noise.

         As a result of the high speed of the ISOLOOP isolators, signal isolation in high speed communications will be possible for systems using random signal transmission in wires. Isolation in back planes of PC's and other high speed systems may enable these systems to operate at higher speeds.

         As ISOLOOP products have the potential for high growth, the Company currently anticipates that the sales of isolator products will account for a significant portion of the Company's revenues in the future.

         NVE has received a basic patent on the use of a magnetic sensor and integrated coils to construct an isolator. Patents containing several improvements on this basic patent have also been filed. These patents, together with know-how in the design, processing, packaging and testing of the ISOLOOP products, are the primary barriers to those competing with the Company's isolator products.

         Initial distribution channels for isolators have been established in the United States, Europe, Japan, Korea, China and Taiwan. Domestically, up to the time of the Merger, NVE had used direct sales and appointed distributors for distribution of its isolators, however, future distribution may include the use of additional distributors or manufacturers' representatives. Additionally, the Company has participated in initial discussions with a major producer of opto-isolators who may be interested in "private labeling" of ISOLOOP products. Isolators have been sold for design analysis and low volume production. The Company believes that, initially, its isolators may be used in applications of data communications in the industrial and telecommunications markets. The typical time from design to production orders in these markets is one to three years.

         MRAM. Magnetoresistive computer memory technology ("MRAM") is a nonvolatile memory, meaning that data is retained after electrical power to the memory chip is removed, invented by Dr. Arthur Pohm and Dr. James Daughton while they were employed at Honeywell. In MRAM, data is stored in the magnetism of thin films of iron, nickel and cobalt alloys and then recovered through the magnetoresistive properties of devices made chiefly of these alloys. Dr. James Daughton founded NVE with the intent to develop one or more commercial applications for MRAM and other GMR products. After the discovery of GMR, and in conjunction therewith, a considerable amount of innovative work in MRAM had been done at NVE. NVE invented several memory cells and modes of operation that are being adapted by several large companies including Motorola, IBM and Honeywell. Although MRAM is not currently in production at the Company or elsewhere, there are ongoing development efforts at various companies, including Motorola, Honeywell, USTC, IBM and Hewlett Packard. Motorola has announced that it plans to be in production of MRAM in 2004.

         The advantages that MRAM has over other solid state nonvolatile memory technologies are its ability to write fast (less than 100 billionths of a second) and indefinitely (other competing technologies are limited to about one million write cycles and will wear out with continuous writing in less than a second). Applications that could potentially use these properties include: cameras and copiers, reconfigurable computing, cell phones and other "imbedded" memory applications.

         The Company believes its MRAM patent coverage is broad. It has its own MRAM, intellectual property, as well as a license to use Honeywell MRAM technology and rights under license agreements with Motorola and Union Semiconductor Technology Corporation (USTC). If MRAM products are produced under the Company's license agreements, it could potentially earn significant revenues from initial payments and royalties.

         There is also potential for the Company to produce MRAM niche products. The Company is currently funded under a research contract to develop a memory chip for use in reconfigurable computing.

         As MRAM is still in development stages at the Company and elsewhere, it is difficult to forecast the potential revenues that the Company could earn from the licensing and sale of niche memory. Current forecasts anticipate minor revenues from MRAM for the next several years, however, this forecast may change if holders of MRAM licenses have success in their product development and introduction.

CONTRACT R&D
         Contract R&D provides a majority of the Company's revenues. Contract R&D was the source of NVE's underlying patents and product developments for the sensor, isolator and MRAM products.

         The Company has over 30 US patents issued or pending, as well as several foreign patents issued or pending. It is projected that activities in this area will result in additional intellectual property, enhancement to current product lines, license revenue and possibilities for future product areas. While contract R&D will be a very important component of the Company's business, the percentage of total revenues from contract R&D may shrink if there is significant growth in product sales.

COMPETITION
         Three of the Company's chief competitors in sensors are Honeywell, Allegro and Phillips. Honeywell and Phillips make magnetoresistive sensors using a traditional nickel iron alloy rather than the GMR materials used by the Company. Allegro makes very cost competitive sensors using a Silicon Hall, however, Silicon Hall sensors are not as sensitive to magnetic fields as those of the Company. These competitors, as well as several other sensor producers, have greater financial resources and larger R&D budgets and more fully developed distribution systems than those of the Company.

         Agilient, a Hewlett Packard spin-off, is the leading producer of high speed opto-isolators. Some of the other top producers of opto-isolators are Infineon, NEC, Toshiba and Fairchild Semiconductor. Other non-optical isolators use inductive or capacitive isolation. Competitors in this category include Analog Devices, Linear Technology and Maxim. The Company believes that its ISOLOOP has higher speed, higher noise immunity and smaller components than these competitors. These competitors have greater financial resources and larger R&D budgets and more fully developed distribution systems than those of the Company.

         Motorola, IBM, Hewlett Packard, USTC and Honeywell have significant R&D efforts in MRAM technology. Hewlett Packard and USTC have stated they plan to introduce MRAM products in the next year, and Motorola has stated that it plans to introduce MRAM products within the next couple of years. Significant new inventions by larger companies with greater financial resources and R&D budgets could erode the value of the Company's MRAM technology, and the licenses thereto.

RESEARCH AND DEVELOPMENT
         In Fiscal 2001 the Company's research and development consisted primarily of contract research and development and commercial product research and development. Contract research and development is primarily for U.S. government agencies, which fund such developments. Major commercial product research and development programs in the past fiscal year included the development of anti-skid brake sensors, new position sensors, and medical sensors. The cost of these sensor programs were at least partially borne by customers. Additional commercial product research and development was directed toward new configurations of the Company's ISOLOOP products, including ultra-high-speed data transceivers. The costs of ISOLOOP research and development are generally not borne by customers.

         Total research and development expenses were $5.05 million and $5.22 million for the years ended March 31, 2001 and 2000, respectively, of which $3.68 million and $4.39 million, respectively, was contract research and development. The balance was primarily commercial product research and development in both periods.

SUPPLIERS
         The Company has several single-source semiconductor foundry suppliers for certain integrated circuit wafers critical to production of its commercial products. Significant interruption of supply from any of these vendors could have a material adverse effect on the Company.

EMPLOYEES
         As of March 31, 2001, the Company had 61 employees, 55 of whom were full time. Of the full-time employees, there were five general and administrative employees, six sales and marketing employees, 23 technicians and 27 scientists. Eleven employees have earned doctorate degrees. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement, and the Company believes that it maintains good relations with its employees.

ITEM 2.  PROPERTIES.
         The principal offices of the Company are located at 11409 Valley View Road, Eden Prairie, Minnesota 55344. The Company leases this space, which consists of approximately 20,000 square feet of office, production, and laboratory space. The lease agreement has a term of five years, expiring on December 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS.
         The Company is not currently a party to any pending legal proceeding nor is any property of the Company subject to such proceeding. Furthermore, the Company is not aware of any potential claims, by any governmental authority or otherwise, that may be brought against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         No matters were submitted to security holders during the quarter ended March 31, 2001.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol, "NVEC." The following table sets forth, for the fiscal quarters indicated, a summary of the range of high and low bid information of the common stock of the Company. Prices through the second quarter of fiscal year ended March 31, 2001 ("Fiscal 2001"), represent high and low bids as reported on the OTC Bulletin Board. Prices for the third quarter of Fiscal 2001 represent high and low bids as reported on the OTC Bulletin Board for the post-dividend and post-merger period of December 6, 2000, to December 31, 2001. Prices for the fourth quarter of Fiscal 2001 represent high and low bids as reported on the OTC Bulletin Board. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commissions and does not necessarily reflect actual transactions.

                                                     COMMON STOCK
                                                     ------------
                                                  LOW            HIGH
                                                 ------         ------
        FISCAL 2000 (YEAR ENDED MARCH 31, 2000)
        First Quarter                            $.594          $ .938
        Second Quarter                            .734           1.000
        Third Quarter                             .250           1.282
        Fourth Quarter                            .375           1.406

        FISCAL 2001 (YEAR ENDED MARCH 31, 2001)
        First Quarter                            $.438          $1.031
        Second Quarter                            .438            .818
        Third Quarter                              .75           1.250
        Fourth Quarter                            .875           1.438

         The Company has never paid or declared any cash dividends on its common stock. On December 4, 1999, in connection with the final sale of assets, Premis Corporation made a distribution in partial liquidation to its shareholders. The Company does not anticipate paying any dividends in the foreseeable future, and intends to retain any earnings it may generate to provide for the operation and projected expansion of its business.

         The Company issued unregistered securities in fiscal year 2001 under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. Approximately 15.9 million shares were issued to approximately 75 shareholders of Nonvolatile Electronics, Incorporated, in connection with the merger by and between Nonvolatile Electronics, Incorporated and Premis Corporation. The Company also issued approximately 69,000 shares to three individuals in connection with the exercise of warrants provided in exchange for services rendered.

         The Company has approximately 175 shareholders of record, and approximately 980 total shareholders.

ITEM 6.
                           MANAGEMENT'S DISCUSSION
                 AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

GENERAL
         The Company is in the business of developing, producing and selling components that combine certain magnetic materials with integrated circuits. Over the past several years, NVE engaged in materials and device research and development funded principally by contracts and grants from agencies of the US government. NVE was able to license some of its technology, principally nonvolatile memory technology, and has used license payments to establish product designs and production of sensor and isolator products. The Company will seek to expand product revenue while still relying on government contracts for basic technology development. The expansion of product revenue will require additional product development and marketing expenditures as well as increased working capital to fund receivables and inventories.

PRO FORMA COMBINED FINANCIAL INFORMATION
         On November 21, 2000, Nonvolatile Electronics, Incorporated (NVE) merged with NVE Corporation (f/k/a Premis Corporation). The merger has been accounted for using the reverse purchase method of accounting. As the Company issued shares of common stock of NVE Corporation in exchange for outstanding shares of common stock of Merged NVE, the pre-merger shareholders of the Company retain approximately 6% of the outstanding shares of common stock of the Company. In applying generally accepted accounting principles ("GAAP"), the merger was accounted for as a reverse acquisition by Merged NVE. Under GAAP, the merger is deemed to be equivalent, for accounting purposes, to Merged NVE's issuance of its capital stock in exchange for the fair market value of the assets and liabilities of the Company. As a result, no goodwill was recorded, and the assets of Merged NVE will continue to be recorded at their historic values.

         The following pro forma financial statement is presented as a combination of the respective statements of Nonvolatile Electronics, Incorporated (NVE) and NVE Corporation (f/k/a Premis Corporation) for the for the year ended March 31, 2000, giving effect to the merger of NVE Corporation as if such transaction had occurred on April 1, 1999. The statement has been prepared pursuant to the rules of the SEC and, therefore, does not include all information and notes required by generally accepted accounting principles for complete financial statements. The pro forma statement is not necessarily indicative of the statements of operations that would have been reported had the merger of NVE Corporation occurred on the dates indicated.

                                 NVE CORPORATION
           UNAUDITED CONSOLIDATED PRO FORMA STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED MARCH 31, 2000

                                         NONVOLATILE      NVE CORP.
                                         ELECTRONICS      (F/K/A
                                         INC. (NVE)     PREMIS CORP.)  ADJUSTMENTS    PRO FORMA
                                         --------------------------------------------------------
Revenues
  Research and development               $5,118,729                                   $5,118,729
  Product sales                             372,805                                      372,805
  License fees                              483,333                       250,000(2)     733,333
  System sales                                           3,198,703    (3,198,703)(1)           -
  Maintenance fees and other revenue                       658,590      (658,590)(1)           -
                                         --------------------------------------------------------
                                          5,974,867      3,857,293    (3,607,293)      6,224,867
Expenses
  Research and development                5,223,708                                    5,223,708
  Cost of sales                             204,754                                      204,754
  Selling, general & administrative       1,017,872        434,456      (434,456)(1)   1,017,872
  Maintenance fees and other                               176,521      (176,521)(1)           -
                                         --------------------------------------------------------
Total expenses                            6,446,334        610,977      (610,977)      6,446,334
                                         --------------------------------------------------------
(Loss) income from operations              (471,467)     3,246,316    (2,996,316)       (221,467)

  Gain on sale of Premis Systems Canada           -      1,529,537    (1,529,537)(1)           -
  Interest income                            15,083        129,705                       144,788
  Interest expense                          (44,019)        34,132                        (9,887)
  Option to purchase technology                                                                -

   Other                                                                                       -
                                         --------------------------------------------------------
(Loss) income before extraordinary item    (500,403)     4,939,690    (4,525,853)        (86,066)
Cumulative effect of accounting change     (611,110)                     611,110 (2)           -
Taxes                                                     (244,328)      244,328 (1)           -
                                         --------------------------------------------------------
Net (loss) income                        (1,111,513)     4,695,362    (3,670,415)        (86,066)
                                         ========================================================

Net loss per share - basic and diluted                        0.92

Weighted average shares outstanding                      5,099,412    11,506,168 (3)  16,927,523

The following is a summary of the adjustments reflected in the unaudited pro forma consolidated statements of operations:

         1. Reflects the elimination of discontinued operations of NVE Corporation prior to merger.

         2. Reflects the impact of SAB 101 adoption which occurred January 1, 2000.

         3. Represents the increase in the number of outstanding shares of common stock to reflect the reverse stock-split of 0.2 shares of common stock of NVE Corporation and, similarly, as of the date of merger, the conversion of all outstanding Nonvolatile Electronics, Incorporated (NVE) common shares into 3.5 shares of NVE Corporation common stock.

RESULTS FROM OPERATIONS

         Results reported herein are for prior periods and not necessarily indicative of results which may be expected in the future. Management has made no predictions or estimates as to future operations, and no inferences as to future operations should be drawn.

         The March 31, 2000 information presented has been calculated by adding the three months ended March 31, 2000 to the year ended December 31, 1999 results of operations and subtracting the three months ended March 31, 1999. March 31, 2000 information also includes adjustments for a change in accounting principle.

         The table shown below summarizes the percentage of revenues for the various items for the periods indicated.

                                           Years Ended March 31,
                                           2001             2000
                                         -------          -------
Revenue:
  Research and development                62.0 %           82.2 %
  Product sales                           10.4              6.0
  License fees                            27.6             11.8
                                         -------          -------
Total revenues                           100.0            100.0
Total expenses                            98.2            101.4
                                         -------          -------
Net (loss) income                          1.8 %           (1.4)%
                                         =======          =======

         Revenues for the fiscal year ended March 31, 2001 ("Fiscal 2001") were $7,165,000, an increase of 15% from revenues of $6,225,000 for the year ended March 31, 2000 ("Fiscal 2000"). The increase in revenue was due to increased license fees and product sales, offset by a decline in research and development revenues.

         Research and development expenses decreased by 3% to $5,048,000 for Fiscal 2001, as compared to $5,224,000 for Fiscal 2000. The decrease was due to a lower volume of research contracts as the Company emphasized product sales rather than contract research and development.

         Selling, general and administrative expenses for Fiscal 2001 increased by 34% to $1,369,000 compared to $1,018,000 in the prior year. The increase is due in part to higher expenses associated with commercial selling activities.

         Other Income/Expenses showed a gain of $16,000 for Fiscal 2001 compared to $135,000 for Fiscal 2000. This was primarily due to lower interest income and higher interest expense.

         NVE had a net income for Fiscal 2001 of $127,000 compared to a net loss of $86,000 for Fiscal 2000. Higher license revenue in 2001 more than offset higher expenses associated with increased investment in commercial selling activities.

FOREIGN CURRENCY TRANSACTIONS
         Due to product sales abroad, the Company has some limited revenue risks from fluctuations in values of foreign currency. Foreign sales are generally made in US currency, and currency transaction gains or losses in the past two fiscal years were not significant.

LIQUIDITY AND CAPITAL RESOURCES
         Cash flow for Fiscal 2001 shows an increase of $1,110,000. The Company had cash on March 31, 2001 of $1,492,000. The increase in cash is primarily due to increased license revenue and cash from the merger. Cash continues to be used for investing in commercial selling activities. Management believes working capital is adequate for its current needs.

INFLATION
         Inflation has not had a significant impact on the operations of NVE since its inception. Prices for products of NVE and for the materials and labor going into their products are governed by market conditions. It is possible that inflation in future years could impact both materials and labor in the production of NVE's products. Rates paid by the US Government on research and development contracts are adjustable with inflation.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         Financial Statements and Notes are set forth on this Form 10-KSB following the signature page.

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.
         None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS OF THE COMPANY
         The executive officers of the Company at the time of the filing of this Form 10-KSB are as follows:

         Daniel A. Baker, President, Chief Executive Officer and Director, age 43, was elected as an officer and director of the Company in January, 2001. He previously served as the President, Chief Executive Officer and Director of Printware, Inc., from 1993 to the time he joined the Company. Dr. Baker has 25 years of experience in high-tech industries and has held executive positions with both Minntech Corporation and Percom Data Corporation. He personally holds 15 patents. Dr. Baker earned Ph.D. and M.S. degrees in engineering from the University of Minnesota, an M.B.A. in finance from the University of Minnesota and a B.S. in engineering from Case Western Reserve University.

         James Daughton, Chief Technical Officer and Director, age 64, has been a director of the Company since its inception and Chief Technical Officer since January, 2001. Prior to January 2001, Dr. Daughton had served as NVE's Chairman and Chief Executive Officer. From 1974 to 1989, Dr. Daughton held various positions in research and product development, including the position of Vice President of The Solid State Development Center for Honeywell, Inc. From 1964 to 1974, Dr. Daughton held various positions in the development of magnetic and semiconductor memory devices for IBM Corporation. Dr. Daughton received a doctorate in electrical engineering from Iowa State University in 1963. He is a member of advisory boards at Iowa State University and the University of New Orleans, and is an adjunct professor of physics at the University of Minnesota. He has more than 20 issued or pending patents, primarily dealing with thin magnetic films and devices.

         Richard George, Treasurer and Chief Financial Officer, age 57, has served as the Chief Financial Officer of NVE since March, 1995. From 1991 to 1995, Mr. George served as Controller for NVE. From 1966 to 1991, Mr. George held various financial and financial management positions in the areas of operations and contracts at Honeywell Inc. Mr. George received a B.A. in economics in 1966 from the University of Minnesota, where he later took graduate courses in law and management.

         Other information required by this Item will be contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
         The information required by Item 10 is incorporated herein by reference to the section titled "Executive Compensation" contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership Of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Transactions" contained in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a) Exhibits.
     2.1 Agreement and Plan of Merger, dated as of September 22, 2000, by and between Nonvolatile Electronics, Incorporated and Premis Corporation.(1)

     3.1  Articles of Incorporation of NVE Corporation.(1)

     3.2  By-laws of NVE Corporation.(2)

     10.1 NVE Corporation 2000 Stock Option Plan.(3)

     10.2 Employment Agreement between the Company and Daniel A. Baker (filed herewith).

------------------------
(1)  Incorporated by reference to the Company's Definitive Proxy Statement on
     Schedule 14A filed on November 16, 2000.

(2) Incorporated by reference to the Company's filing on Form 8-K dated November 21, 2000.

(3) Incorporated by reference to the Company's filing on Form 8-K/A dated February 2, 2001.


(b) Reports on Form 8-K.
         The Company submitted an Amended Form 8-K dated February 2, 2001, Amendment No. 1 relating to the merger between Nonvolatile Electronics, Incorporated and Premis Corporation, including financial statement schedules for the period ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.


                                       NVE CORPORATION


Dated:   June 1, 2001                  By /s/ Daniel A. Baker
                                          -------------------------------------
                                          Daniel A. Baker
                                          President and Chief Executive Officer



                                       By /s/ Richard George
                                          -------------------------------------
                                          Richard George
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on the dates in the capacities indicated.

          Name                         Title                          Date
    ------------------     -------------------------------        ------------

/s/ Terrence Glarner               Director and                   June 1, 2001
    ------------------         Chairman of the Board              ------------
    Terrence Glarner

/s/ Daniel A. Baker                   Director,                   June 1, 2001
    ------------------     President & Chief Executive Officer    ------------
    Daniel A. Baker           (Principal Executive Officer)

/s/ Richard George                   Treasurer and                June 1, 2001
    ------------------          Chief Financial Officer            ------------
    Richard George             (Principal Financial and
                                  Accounting Officer)

/s/ James Daughton                  Director and                  June 1, 2001
    ------------------         Chief Technical Officer            ------------
    James Daughton

/s/ Herbert Goronkin                   Director                   June 1, 2001
    ------------------                                            ------------
    Herbert Goronkin

/s/ Robert Irish                       Director                   June 1, 2001
    ------------------                                            ------------
    Robert Irish

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
NVE Corporation


         We have audited the accompanying balance sheet of NVE Corporation as of March 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 2001 and December 31, 1999, and the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2001 and the results of its operations and its cash flows for the years ended March 31, 2001 and December 31, 1999, and the three-month period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 2 to the financial statements, effective January 1, 2000, the Company changed its method of accounting for recognizing revenue on technology licensing activities.


/s/ Ernst & Young LLP
Minneapolis, Minnesota
May 15, 2001

                                 NVE CORPORATION
                                  BALANCE SHEET
                                  MARCH 31, 2001

ASSETS
Current assets:
   Cash                                                                       $1,492,080
   Grants and contracts receivable                                             1,316,728
   Inventories                                                                 1,087,816
   Prepaid expenses and other assets                                              73,879
                                                                              ----------
Total current assets                                                           3,970,503
Fixed assets:
   Machinery and equipment                                                     1,500,823
   Furniture and fixtures                                                         35,499
   Leasehold improvements                                                        352,640
   Construction in progress                                                      165,802
                                                                              ----------
                                                                               2,054,764
   Less accumulated depreciation                                               1,356,469
                                                                              ----------
Assets                                                                           698,295
                                                                              ----------
Total                                                                         $4,668,798
                                                                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                               $  267,888
   Accounts payable                                                              384,300
   Accrued expenses                                                              237,244
   Deferred revenue                                                            1,315,422
                                                                              ----------
Total current liabilities                                                      2,204,854
Shareholders' equity:
   Common Stock                                                                  169,213
   Additional paid-in capital                                                  5,648,627
   Accumulated Deficit                                                        (3,353,896)
                                                                              -----------
Total shareholders' equity                                                     2,463,944
                                                                              -----------
Total liabilities and shareholders' equity                                    $4,668,798
                                                                              ===========

                                        SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                             STATEMENT OF OPERATIONS
     YEAR ENDED MARCH 31, 2001, THREE MONTHS ENDED MARCH 31, 2000, AND
                           YEAR ENDED DECEMBER 31, 1999

                                         YEAR ENDED      THREE MONTHS ENDED          YEAR ENDED
                                         MARCH 31,             MARCH 31,             DECEMBER 31,
                                            2001          2000          1999           1999
                                         --------------------------------------------------------
                                                                       (unaudited)
Revenues
  Research and development               $4,441,259     $1,239,488     $1,149,117     $5,028,358
  Product sales                             749,407        140,113         41,823        274,515
  License fees                            1,974,999         83,333        100,000        500,000
                                         --------------------------------------------------------
                                          7,165,665      1,462,934      1,290,940      5,802,873
Expenses
  Research and development                5,047,924      1,241,713      1,064,576      5,046,571
  Cost of sales                             638,219         45,740         35,031        194,045
  Selling, general & administrative       1,368,767        352,627        295,779        961,024
                                         --------------------------------------------------------
Total expenses                            7,054,910      1,640,080      1,395,386      6,201,640
                                         --------------------------------------------------------

Income (loss) from operations               110,755       (177,146)      (104,446)      (398,767)

  Royalty expense                           (21,239)             -              -              -
  Interest income                            52,514          3,712          8,789         20,160
  Interest expense                          (33,919)        (8,043)        (8,750)       (44,726)
  Other income                               19,147              -              -              -
                                         --------------------------------------------------------
Income (loss) before cumulative effect
  of a change in accounting principle       127,258       (181,477)      (104,407)      (423,333)

Cumulative effect of a change
  in accounting principle                         -       (611,110)             -              -
                                         --------------------------------------------------------

Net income (loss)                           127,258       (792,587)      (104,407)      (423,333)
                                         ========================================================

Net income (loss) per share, basic and
  diluted, before cumulative effect of
  a change in accounting principle              .01           (.01)         (.01)           (.03)

Net income (loss) per share, basic and
  diluted, from cumulative effect of
  a change in accounting principle                -           (.04)             -              -
                                         --------------------------------------------------------
Net income (loss) per
  basic and diluted share                       .01           (.05)          (.01)          (.03)
                                         ========================================================

Pro forma net loss and net loss per
  share assuming change in accounting
  principle is applied retroactively:
    Net loss                                      -              -        (21,074)       (90,000)
    Net loss per basic and diluted share          -              -              -              -

Weighted average shares outstanding:
  Basic                                  16,852,042     16,561,400     15,947,191     15,873,469
  Diluted                                17,708,709     16,561,400     15,947,191     15,873,469

                                        SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
     YEAR ENDED MARCH 31, 2001, THREE MONTHS ENDED MARCH 31, 2000, AND
                           YEAR ENDED DECEMBER 31, 1999

                                                                          Additional
                               Preferred Stock         Common Stock         Paid-in   Accumulated
                              Shares     Amount      Shares     Amount      Capital     Deficit        Total
                             ----------------------------------------------------------------------------------
Balance, December 31, 1998    1,675,000  $ 16,750    2,562,992  $ 25,630  $4,342,426  $(2,265,234)  $2,119,572

  Issuance of common stock                             191,336     1,914     366,498                   368,412
  Net loss for year ended
    December 31, 1999                                                                    (423,333)    (423,333)
                             ----------------------------------------------------------------------------------

Balance, December 31, 1999    1,675,000    16,750    2,754,328    27,544   4,708,924   (2,688,567)   2,064,651

  Issuance of common stock                              59,500       595      24,122                    24,717
  Net loss for three months
    ended March 31, 2000                                                                 (792,587)    (792,587)
                             ----------------------------------------------------------------------------------

Balance, March 31, 2000       1,675,000    16,750    2,813,828    28,139   4,733,046   (3,481,154)   1,296,781

  Exercise of stock
    options and warrants                                47,120       471       6,444                     6,915
  Repurchase of common stock                            (3,823)      (38)    (19,022)                  (19,060)
  Recapitalization in
    connection with merger
    of Premis Corp.          (1,675,000)  (16,750)  14,064,103   140,641     928,159                 1,052,050
  Net income for year ended
    March 31, 2001                                                                 -      127,258      127,258
                             ----------------------------------------------------------------------------------
Balance, March 31, 2001               -  $      -   16,921,228  $169,213  $5,648,627  $(3,353,896)  $2,463,944
                             ==================================================================================

                                             SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                              STATEMENT OF CASH FLOWS
     YEAR ENDED MARCH 31, 2001, THREE MONTHS ENDED MARCH 31, 2000, AND
                           YEAR ENDED DECEMBER 31, 1999

                                         YEAR ENDED      THREE MONTHS ENDED          YEAR ENDED
                                         MARCH 31,             MARCH 31,             DECEMBER 31,
                                            2001          2000          1999           1999
                                         --------------------------------------------------------
                                                                       (unaudited)
OPERATING ACTIVITIES
Net income (loss)                        $  127,258     $(792,587)     $ (104,407)    $ (423,333)
Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
     Depreciation and amortization          256,275        67,249          54,850        236,977
     Cumulative effect of a change
     in accounting principle                      -       611,110               -              -
     Changes in operating
       assets and liabilities:
       Grants and contracts receivable     (358,570)       (2,844)        (63,608)      (167,191)
       Inventories                         (503,841)       79,241        (128,654)      (168,784)
       Prepaid expenses and other           (32,252)        1,049          (3,381)       (17,127)
       Accounts payable and
         accrued expenses                   271,837        11,802         (89,809)       (73,278)
       Deferred revenue                     787,645       (83,333)              -              -
       Billings in excess of costs on
         research contracts                 (82,879)      (56,594)        (62,436)        95,055
                                         --------------------------------------------------------
Net cash provided by (used in)
   operating activities                     465,473      (164,907)       (397,445)      (517,681)

INVESTING ACTIVITIES
Purchases of fixed assets                  (359,556)      (27,180)        (70,170)      (292,409)
                                         --------------------------------------------------------
Net cash used in investing activities      (359,556)      (27,180)        (70,170)      (292,409)
                                         --------------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from sale of common stock        6,915        24,717           7,881        261,081
Repurchase of common stock                  (19,060)            -               -              -
Net proceeds from sale of common stock
  from merger                             1,052,050             -               -              -
Net proceeds from (repayment of)
  note payable                              (36,015)      (13,985)              -        (32,112)
                                         --------------------------------------------------------
Net cash provided by financing activities 1,003,890        10,732           7,881        228,969
                                         --------------------------------------------------------
Increase (decrease) in cash               1,109,807      (181,355)       (459,734)      (581,121)
Cash at beginning of period                 382,273       563,628       1,144,749      1,144,749
                                         --------------------------------------------------------
Cash at end of period                    $1,492,080     $ 382,273      $  685,015        563,628
                                         ========================================================

                                         SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS
         NVE Corporation ("NVE" or "the Company") develops, produces and markets components that combine giant magnetoresistance ("GMR") materials with integrated circuits. It has historically been a research and development company funded largely by government contracts, and to a lesser extent by product sales, licenses and royalties. The Company first sold and shipped products using GMR materials in 1995 and produced the first known products combining GMR materials with integrated circuits in 1998. The Company has the capability to deposit and optically define conductor, dielectric and metal films, and to fully integrate circuit and magnetic device design. The Company's product areas include sensors, signal isolators and Magnetoresistive Random Access Memory ("MRAM"). The Company is in the product development and introduction stage for these products and has not earned significant revenue from its operations. Nearly all revenues are generated from sources within the United States.

Basis of Presentation
         On November 21, 2000, then privately-owned Nonvolatile Electronics, Incorporated ("NVE") and publicly-held Premis Corporation completed a merger with Premis surviving under the new name NVE Corporation. The Company issued new shares of Common Stock in exchange for outstanding shares of NVE capital stock. The shares of Common Stock issued to NVE shareholders represented 94% of the common shares outstanding immediately following the consummation of the merger. In applying generally-accepted accounting principles ("GAAP"), the Merger has been deemed to be equivalent, for accounting purposes, to NVE's issuance of capital stock in exchange for the fair-market value of the assets and liabilities of the Company. As a result, no goodwill has been recorded, and the assets of NVE are recorded at their historic values.

         Concurrent with the merger, NVE Corporation adopted the Premis Corporation fiscal year ended March 31. The audited transition period report from January 1, 2000, to March 31, 2000 has been presented along with the unaudited comparative prior period transition period from January 1, 1999 to March 31, 1999.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION
Revenue from product sales to direct customers is recognized upon shipment. Revenue from licensing and technology development programs, which is nonrefundable and for which no significant future obligations exist, is recognized when the license is signed. Revenue from licensing and technology development programs, which is refundable, recoupable against future royalties, or for which future obligations exist, is recognized when the Company has completed its obligations under the terms of the agreements. Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

NEW ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Effective January 1, 2000, the Company adopted SAB 101. As a result of the adoption, the Company reported a cumulative effect of a change in accounting principle in the amount of $611,110, or $.04 per share, which represents the deferral of recoupable up-front license fees for which the earnings process is not complete. The Company recognized $333,332 and $83,333 of revenue that was included in the cumulative effect adjustment for the year ended March 31, 2001 and the three months ended March 31, 2000, respectively. The effect of that revenue was to increase income by the amounts reported.

In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires an entity recognize all derivatives as either assets or liabilities at fair value. This statement is effective for all fiscal quarters beginning after June 15, 2000. The Company adopted SFAS No. 133 effective April 1, 2001. The adoption of SFAS No. 133 did not impact the Company's financial position or its results of operations.

INVENTORIES
Inventories are stated at lower of cost, first-in, first-out (FIFO) method, or market.

FIXED ASSETS
Fixed assets are stated at cost. Depreciation of machinery and equipment, and furniture and fixtures is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or useful life of five years.

SUBLICENSE AGREEMENT
The sublicense agreement is stated at cost. Amortization was recorded over the ten-year life of the agreement using the straight-line method.

STOCK-BASED COMPENSATION
The Company has adopted the disclosure-only provisions of Statement of FASB No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NET INCOME PER COMMON SHARE
The Company calculates its income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share for all periods except fiscal year 2001 because these securities would be anti-dilutive. Stock options were not included in the computation of diluted earnings per share per share if the exercise prices of the options were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS 128. The results for March 31, 2000 and December 31, 1999 reflect the conversion of NVE shares at a rate of 3.5:1 and the conversion of Premis Corporation shares at a ratio of 1:5.

                                               YEAR ENDED  3 MOS. ENDED        YEAR ENDED
                                                MARCH 31,    MARCH 31,   MARCH 31,     DEC. 31,
                                                  2001         2000        1999          1999
                                               --------------------------------------------------
Weighted avg. common shares outstanding-basic  16,852,042   16,561,400   15,947,191   15,873,469
Effect of dilutive securities:
  Stock options                                   848,374            -            -            -
  Stock warrants                                    8,293            -            -            -
                                               --------------------------------------------------
Shares used in computing net income (loss)
  per common share - diluted                   17,708,709   16,561,400   15,947,191   15,873,469
                                               ==================================================

SEGMENT INFORMATION
The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company derives its revenue from one industry segment, government contracts. Until such time as the Company diversifies its operations, this pronouncement has no significant impact on the reporting practices of the Company.

INCOME TAXES
The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and accounts and note payable. The carrying values of the Company's financial instruments approximate fair value due to their short-term nature.

ACCOUNTING FOR LONG-LIVED ASSETS
The Company records losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

3.   INVENTORIES
Inventories consist of the following:

                                           MARCH 31,
                                            2001
                                         -----------
   Raw materials                         $  346,151
   Work-in-progress                         589,099
   Finished goods                           302,566
                                         ----------
                                          1,237,816
   Less obsolescence reserve               (150,000)
                                         -----------
                                         $1,087,816
                                         ===========

4.   INCOME TAXES
As of March 31, 2001, the Company had net operating loss carry forwards of approximately $3,158,000 which expire in fiscal years 2006 through 2020 and $128,000 in research and development credits which can be used to offset federal income taxes. Credits will expire in fiscal years 2004 through 2006. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          MARCH 31,
                                                             2001
                                                         ------------
   Deferred tax assets:
     Net operating loss carryforwards                    $ 1,140,000
     Book over tax depreciation                               53,000
     Accrued vacation                                        161,000
     Tax credit carryforward                                 128,000
                                                         ------------
                                                           1,482,000
   Valuation allowance                                    (1,482,000)
                                                         ------------
                                                         $         -
                                                         ============

5.   NOTES PAYABLE
The Company has a note payable to a bank totaling $267,888 at March 31, 2001. The note accrues interest at a rate equal to 1.5% above the bank's index rate (9.0% at March 31, 2001). The note was amended in July 2000 and requires monthly payments of $6,532 with a balloon payment of the outstanding principal due July 15, 2001. Substantially all of the Company's assets are pledged as collateral on the note.

Interest paid was $31,769, $44,726 and $8,043 for the years ended March 31, 2001 and December 31, 1999, and the three-month period ended March 31, 2000, respectively.

6.   STOCK OPTIONS AND WARRANTS
The Company has an Employee Incentive Stock Option Plan. The plan provides for issuance to employees, Directors, and certain service providers of incentive stock options and non-statutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. Options granted are exercisable over a one- to six-year period or a one- to seven-year period from date of grant at prices not less than fair market value at the date the options are granted as determined by the Board of Directors. A summary of the Incentive Stock Options is shown in the following table:

                                                                             WEIGHTED AVERAGE
                                                  SHARES       OPTIONS        EXERCISE PRICE
                                                 RESERVED    OUTSTANDING         PER SHARE
                                              -----------------------------------------------
   Balance at December 31, 1998                2,268,787       1,508,500             .13
     Granted                                     (82,250)         82,250             .17
     Exercised                                         -         (29,750)            .09
     Terminated                                    8,750          (8,750)            .15
                                              ---------------------------

   Balance at December 31, 1999                2,195,287       1,552,250             .13
     Granted                                    (169,750)        169,750             .17
     Exercised                                         -        (208,250)            .11
     Terminated                                   47,250         (47,250)            .13
                                              ---------------------------

   Balance at March 31, 2000                   2,072,787       1,466,500             .14
     Adjustment for change in stock plans     (1,443,037)           -                  -
     Granted                                    (631,500)        631,500             .96
     Exercised                                         -         (96,250)            .07
     Terminated                                    1,750          (1,750)            .16
                                              ---------------------------
   Balance at March 31, 2001                           *       2,000,000            $.49
                                              ===========================

*Pursuant to a certain employment agreement, the Company has committed to 378,250 option shares in excess of those authorized. The company plans to seek shareholder approval to amend the Company's 2000 Stock Option Plan to increase the shares reserved for issuance under the Plan.

As of March 31, 2001 and 2000 and December 31, 1999 there were exercisable options outstanding covering 1,124,958, 752,510 and 884,597 shares, respectively, at a weighted average exercise price of $.32, $.11 and $.11 per share, respectively. The fair value of options granted was $.98, $.17 and $.15 for 2001, 2000 and 1999 respectively. The remaining average exercisable life was 4.0 years at March 31, 2001.

The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.6% for fiscal year 2001 and 6.0% for 2000, and 1999 respectively, expected volatility of 55%, a weighted-average expected life of the options of four to six years, and no dividend yield.

Option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     YEAR ENDED  3 MOS. ENDED  YEAR ENDED
                                                      MARCH 31,    MARCH 31,    DEC. 31,
                                                         2001        2000        1999
                                                     -------------------------------------
   Net (loss) income applicable to common shares:
        As reported                                  $ 127,268    $(792,587)   $(423,333)
        Pro forma adjustment for stock options        (228,649)      (1,489)   $ (10,775)
        Pro forma net (loss) income                   (101,341)    (794,076)    (434,108)

During the initial phase-in period, the effects of applying SFAS 123 for recognizing compensation cost may not be representative of the effects on reported net income for future years because the options in the Incentive Stock Option Plans vest over several years and additional awards will be made in the future.

In fiscal year 2001, the Company issued five-year warrants in return for leasing rights. The warrants issued were exercisable immediately to purchase up to 20,370 shares of the Company's Common Stock at an exercise price of $.57 per share. The value assigned to these warrants of $13,823 is being amortized over the 36-month life of the leases.

7.   COMMON STOCK
The authorized stock of the Company is stated as 30,000,000 shares of Common Stock, $.01 par value and 50,000,000 shares of all types. The Company's Board of Directors may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

8.   PREFERRED STOCK
At March 31, 2001, the Company had no Preferred Stock outstanding. Prior to the merger the Company had 1,675,000 shares of Preferred Stock outstanding, all of which was converted to Common Stock at a 3.5:1 ratio.

9.   SUBLICENSE AGREEMENT
The Company's founder, upon founding the Company, obtained a Technology License Agreement (the "Agreement") with Honeywell Inc. (now Honeywell International Inc.). The Agreement, which has been sublicensed to the Company, allows the use and sublicense of certain property dealing with MRAM technology in markets which are not central to the present or presently intended business markets of Honeywell, the developer of the technology.

In December 2000, the Company and Honeywell entered into a new agreement under which the Company gave up the right to further sublicense Honeywell MRAM technology from this date forward in exchange for a lump sum payment of $1.2 million. Under this agreement, the Company retains the right to access and use the Honeywell MRAM technology for product development.

10.   LICENSE AGREEMENTS
The Company has entered into two separate license agreements which provided for advanced payments plus royalties of 1.0% based upon revenue generated by the respective parties. To date, no royalty revenue has been recognized under either agreement.

11.   LEASES
The Company leases its facility under an operating lease that expires on December 31, 2003. Operating expenses, including maintenance, utilities, real estate taxes and insurance, are paid by the Company.

The Company also leases various pieces of equipment under operating leases. Terms of the leases range from 36 to 60 months through March 2005, with payments due the first of each month.

Total rent expense for operating leases, including building and equipment, was $773,517, $659,464 and $156,610 for the years ended March 31, 2001 and December 31, 1999, and the three-month period ended March 31, 2000, respectively.

Future minimum payments under non-cancelable operating leases, consist of the following at March 31, 2001:

  YEAR                                OPERATING LEASE
  ENDED                                FUTURE MINIMUM
 MARCH 31,                                   PAYMENTS
 ---------                            ---------------
   2002                                  $ 411,100
   2003                                    378,228
   2004                                    269,322
   2005                                      7,796
   2006                                          -
                                         ---------
   Total minimum lease payments          $ 382,746
                                         =========

12.  COMMITMENTS
Minnesota Technology, Inc. (formerly the "Greater Minnesota Corporation"), a Minnesota nonprofit economic development organization, provided a grant of $60,000 to the Company in funds for the research and development of new products. The Company must repay the grant plus interest at a rate of 8% in the form of a royalty of not less than $60,000 at the rate of 2.5% of sales of products developed, unless the grant is terminated by the Minnesota Technology, Inc. or the research is unsuccessful. The grant was accounted for as a reduction in the cost of the research and development, and any payments made to Minnesota Technology, Inc. will be charged to operations as royalty expense. No royalties have been paid under this agreement.

13.  EMPLOYEE BENEFIT PLAN
The Company has a 401(k) savings plan. All employees are eligible to participate in the plan the first quarter subsequent to attaining the age of
21. Employees may contribute up to 15% of their gross wages. Effective January 1, 1999, the Company began matching contributions equal to 100% of the first 2% of elective salary deferral contributions made by eligible participants. The Company made matching contributions of $60,884, $55,839 and $15,510 for the years ended March 31, 2001 and December 31, 1999, and the three months ended March 31, 2000, respectively.