Form 10QSB
period 2001-06-30
NVE CORP /NEW/
filed 2001-07-27
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the
Securities Exchange Act.

                                NVE Corporation
                                ---------------
            (Exact name of registrant as specified in its charter)


                                  Minnesota
                                  ---------
                 (State or other jurisdiction of incorporation)



       000-12196                                              41-1424202
--------------------------------                       ------------------------
Commission File Number                                          I.R.S. Employer
                                                          Identification number

11409 Valley View Road, Eden Prairie, Minnesota                           55344
-----------------------------------------------                      ----------
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

     Common Stock, $.01 Par Value - 16,998,861 shares outstanding as of June 30, 2001.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                                 NVE CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2001

ASSETS
Current assets:
   Cash                                                             $  735,818
   Grants and contracts receivable                                   1,178,706
   Inventories                                                       1,086,393
   Prepaid expenses and other assets                                    92,888
                                                                    -----------
Total current assets                                                 3,093,805
Fixed assets:
   Machinery and equipment                                           1,562,199
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              354,426
   Construction in progress                                            569,471
                                                                    -----------
                                                                     2,521,595
   Less accumulated depreciation                                     1,421,688
                                                                    -----------
Assets                                                               1,099,907
                                                                    -----------
Total                                                               $4,193,712
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                     $  254,397
   Accounts payable                                                    326,537
   Accrued expenses                                                    184,532
   Deferred revenue                                                    978,837
                                                                    -----------
Total current liabilities                                            1,744,303
Shareholders' equity:
   Common Stock                                                        169,999
   Additional paid-in capital                                        5,727,842
   Accumulated Deficit                                              (3,448,432)
                                                                    -----------
Total shareholders' equity                                           2,449,409
                                                                    -----------
Total liabilities and shareholders' equity                          $4,193,712
                                                                    ===========

                                        SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                             STATEMENT OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                         THREE MONTHS ENDED JUNE 30,
                                            2001           2000
                                         ---------------------------
Revenues
  Research and development               $1,112,596     $1,191,187
  Product sales                             369,045        148,985
  License fees                              181,249        181,250
                                         --------------------------
                                          1,662,890      1,521,422
Expenses
  Research and development                1,240,147      1,288,333
  Cost of sales                             239,007         66,983
  Selling, general & administrative         359,956        237,181
                                         --------------------------
Total expenses                            1,839,110      1,592,497
                                         --------------------------
Income (loss) from operations              (176,220)       (71,075)

  Royalty expense                            (4,245)             -
  Interest income                            10,376          6,895
  Interest expense                           (6,410)        (8,141)
  Other income                               81,963            500
                                         --------------------------
Net income (loss)                           (94,536)       (71,821)
                                         ==========================
Net income (loss) per
  basic and diluted share                      (.01)             -
                                         ==========================

Weighted average shares outstanding:
  Basic                                  16,945,607     16,775,035
  Diluted                                16,945,607     16,775,035

                                        SEE ACCOMPANYING NOTES.

                                          NVE CORPORATION
                                  CONDENSED STATEMENT OF CASH FLOWS

                                                       THREE MONTHS ENDED JUNE 30,
                                                           2001           2000
                                                       ---------------------------
OPERATING ACTIVITIES
Net income (loss)                                      $ (94,536)     $ (71,821)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                          65,219         60,449
    Changes in operating assets and liabilities:
      Grants and contracts receivable                    138,022       (480,100)
      Inventories                                          1,423        (86,649)
      Prepaid expenses and other                         (19,009)        (7,793)
      Accounts payable and accrued expenses             (110,475)        43,146
      Deferred revenues                                 (336,585)       853,534
                                                       -------------------------
Net cash provided by operating activities               (355,941)       310,766

INVESTING ACTIVITIES
Purchases of fixed assets                               (466,831)        (6,976)
                                                        ------------------------
Net cash used in investing activities                   (466,831)        (6,976)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                    80,001         1,849
Net proceeds from (repayment of) note payable            (13,491)       (9,196)
                                                      -------------------------
Net cash provided by financing activities                 66,510       (38,514)
                                                      -------------------------
Increase (Decrease) in cash                             (756,262)      296,443

Cash at beginning of period                            1,492,080       382,273
                                                      -------------------------
Cash at end of period                                 $  735,818     $ 678,716
                                                      =========================

                                         SEE ACCOMPANYING NOTES.

                              NVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                               June 30, 2001

1. INTERIM FINANCIAL INFORMATION
The accompanying unaudited condensed financial statements of NVE Corporation (the "Company") are consistent with generally accepted principles for financial reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that that these condensed financial statements be read in conjunction with the audited financial statements and the notes there to included in the company's latest annual financial statements included in its report on Form 10-KSB. The results of operations for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2002.

Merger
On November 21, 2000, then privately-owned Nonvolatile Electronics, Incorporated ("NVE") and publicly-held Premis Corporation completed a merger with Premis surviving under the new name NVE Corporation. The Company issued new shares of Common Stock in exchange for outstanding shares of NVE capital stock. The shares of Common Stock issued to NVE shareholders represented 94% of the common shares outstanding immediately following the consummation of the merger. In applying generally-accepted accounting principles ("GAAP"), the Merger has been deemed to be equivalent, for accounting purposes, to NVE's issuance of capital stock in exchange for the fair-market value of the assets and liabilities of the Company. As a result, no goodwill has been recorded, and the assets of NVE are recorded at their historic values.

Revenue Recognition
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Effective January 1, 2000, the Company adopted SAB 101. The Company recognized $83,333 of revenue that was included in the cumulative effect adjustment for the three months ended June 30, 2000 and 2001. The effect of that revenue was to increase income by the amount reported.

Earnings Per Share
The Company calculates its income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share.
Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share during net loss periods because these securities would be anti-dilutive. All per share amounts have been restated, based on the same conversion resulting from the Merger.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OR PLAN OF OPERATIONS

                RESULTS OF OPERATIONS FOR THE THREE MONTHS
                            ENDED JUNE 30, 2001.

RESULTS FROM OPERATIONS
         Results reported herein are for prior periods and not necessarily indicative of results which may be expected in the future. Management has made no predictions or estimates as to future operations, and no inferences as to future operations should be drawn.

         Revenues for the three months ended June 30, 2001 were $1,663,000, an increase of 9% from revenues of $1,521,000 for the three months ended
June 30, 2000. The increase in revenue was due primarily to a 148% increase in product sales, partially offset by a decline in research and development revenues.

         Research and development expenses decreased by 4% to $1,240,000 for the quarter ended June 30, 2001 as compared to $1,288,000 in the prior year's quarter. The decrease was due to a lower volume of research contracts as the Company emphasized product sales rather than contract research and development.

         Selling, general and administrative expenses for the quarter ended June 30, 2001 increased by 52% to $360,000 compared to $237,000 in the prior year. The increase is due in part to higher expenses associated with commercial selling activities and additional expenses associated with being publicly-held.

         The Company had a net loss in the quarter ended June 30, 2001 of $95,000 compared to a net loss of $72,000 for the quarter ended June 30, 2000. The increased loss was due primarily to higher selling, general and administrative expenses, which were partially offset by other income from a dispute settlement.

LIQUIDITY AND CAPITAL RESOURCES
         Cash flow for the quarter ended June 30, 2001 shows a decrease of $756,000. The Company had cash on June 30, 2001 of $736,000. The decrease in cash is primarily due to the purchase of equipment and investment in commercial selling activities. Management believes working capital is adequate for its current needs, but is exploring various methods of meeting the Company's long-term capital needs.

                               PART II--OTHER INFORMATION

Item #6 Exhibits and Reports of Form 8-K
        a. Exhibits
           None.

        b. Reports on Form 8-K
           The Company submitted a Form 8-K dated April 16, 2001, relating to Regulation FD disclosure of information regarding a review of a new NVE device.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.


                                       NVE CORPORATION


Dated:   July 27, 2001                 By /s/ Daniel A. Baker
                                          -------------------------------------
                                          Daniel A. Baker
                                          President and Chief Executive Officer


                                       By /s/ Richard George
                                          -------------------------------------
                                          Richard George
                                          Chief Financial Officer