Form 10QSB
period 2001-09-30
NVE CORP /NEW/
filed 2001-10-26
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2001

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

     Common Stock, $.01 Par Value - 17,075,861 shares outstanding as of October 25, 2001.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                                 NVE CORPORATION
                                  BALANCE SHEET
                                SEPTEMBER 30, 2001

ASSETS
Current assets:
   Cash                                                             $  405,519
   Accounts receivable                                               1,137,405
   Agilent receivable                                                1,100,000
   Inventories                                                       1,049,963
   Prepaid expenses and other assets                                    38,747
                                                                    -----------
Total current assets                                                 3,731,634
Fixed assets:
   Machinery and equipment                                           1,499,163
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              354,426
   Construction in progress                                            238,287
                                                                    -----------
                                                                     2,127,375
   Less accumulated depreciation                                     1,302,229
                                                                    -----------
Total fixed assets                                                     825,146
                                                                    -----------
Total                                                               $4,556,780
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                     $  244,872
   Accounts payable                                                    313,081
   Accrued expenses                                                    231,696
   Deferred revenue                                                  1,990,811
                                                                    -----------
Total current liabilities                                            2,780,460
Shareholders' equity:
   Common stock                                                        170,769
   Additional paid-in capital                                        5,730,770
   Accumulated deficit                                              (4,125,219)
                                                                    -----------
Total shareholders' equity                                           1,776,320
                                                                    -----------
Total liabilities and shareholders' equity                          $4,556,780
                                                                    ===========


                                        SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                             STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED SEPTEMBER 30:

                                             2001           2000
                                         --------------------------
Revenues
  Research and development               $  959,747     $  989,422
  Product sales                             326,920        166,621
  License fees                              181,249        181,250
                                         --------------------------
                                          1,467,916      1,337,293
Expenses
  Research and development                1,372,086        863,281
  Cost of sales                             289,890         62,062
  Selling, general & administrative         483,563        589,665
                                         --------------------------
Total expenses                            2,145,539      1,515,008
                                         --------------------------
Loss from operations                       (677,623)      (177,715)

  Royalty expense                            (3,653)             -
  Interest income                             4,208          4,372
  Interest expense                           (6,181)        (8,263)
  Other income                                6,462          6,218
                                         --------------------------
Net loss                                   (676,787)      (175,388)
                                         ==========================
Net loss per
  basic and diluted share                      (.04)          (.01)
                                         ==========================

Weighted average shares outstanding:
  Basic                                  17,012,861     16,841,983
  Diluted                                17,012,861     16,841,983


                                        SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                             STATEMENTS OF OPERATIONS
                          SIX MONTHS ENDED SEPTEMBER 30:

                                             2001           2000
                                         --------------------------
Revenues
  Research and development               $2,072,343     $2,180,609
  Product sales                             695,965        315,606
  License fees                              362,498        362,500
                                         --------------------------
                                          3,130,806      2,858,715
Expenses
  Research and development                2,612,233      2,151,614
  Cost of sales                             528,897        129,045
  Selling, general & administrative         843,519        826,846
                                         --------------------------
Total expenses                            3,984,649      3,107,505
                                         --------------------------
Loss from operations                       (853,843)      (248,790)

  Royalty expense                            (7,898)             -
  Interest income                            14,584         11,267
  Interest expense                          (12,591)       (16,404)
  Other income                               88,425          6,718
                                         --------------------------
Net loss                                   (771,323)      (247,209)
                                         ==========================
Net loss per
  basic and diluted share                      (.05)          (.01)
                                         ==========================

Weighted average shares outstanding:
  Basic                                  16,979,234     16,836,509
  Diluted                                16,979,234     16,836,509


                                        SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED SEPTEMBER 30:

                                                          2001           2000
                                                      --------------------------
OPERATING ACTIVITIES
Net loss                                              $ (771,323)     $(247,209)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                         127,132        124,059
    Changes in operating assets and liabilities:
      Accounts receivable                                179,323        (84,980)
      Agilent receivable                              (1,100,000)             -
      Inventories                                         37,853       (352,046)
      Prepaid expenses and other                          35,132         (9,896)
      Accounts payable and accrued expenses              (76,767)        86,170
      Deferred revenue                                   675,389      2,263,185
      Other assets                                             -     (1,464,190)
                                                      --------------------------
Net cash provided by operating activities               (893,261)       315,093

INVESTING ACTIVITIES
Purchases of fixed assets                               (253,983)       (30,125)
                                                      --------------------------
Net cash used in investing activities                   (253,983)       (30,125)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                    83,699          5,798
Net proceeds from (repayment of) note payable            (23,016)        (2,924)
                                                      --------------------------
Net cash provided by financing activities                 60,683          2,874
                                                      --------------------------
Increase (decrease) in cash                           (1,086,561)       287,842

Cash at beginning of period                            1,492,080        382,273
                                                      --------------------------
Cash at end of period                                 $  405,519      $ 670,115
                                                      ==========================


                                         SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1. Interim Financial Information
The accompanying unaudited condensed financial statements of NVE Corporation (the "Company") are consistent with generally accepted principles for financial reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that that these condensed financial statements be read in conjunction with the audited financial statements and the notes there to included in the Company's latest annual financial statements included in its report on Form 10-KSB. The results of operations for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2002.

2. Nature of Business
The Company produces and markets components that combine giant magnetoresistance ("GMR") materials with integrated circuits.

3. Merger
On November 21, 2000, then privately-owned Nonvolatile Electronics, Incorporated ("NVE") and publicly-held Premis Corporation completed a merger with Premis surviving under the new name NVE Corporation. The Company issued new shares of Common Stock in exchange for outstanding shares of NVE capital stock. The shares of Common Stock issued to NVE shareholders represented 94% of the common shares outstanding immediately following the consummation of the merger. In applying generally-accepted accounting principles ("GAAP"), the Merger has been deemed to be equivalent, for accounting purposes, to NVE's issuance of capital stock in exchange for the fair-market value of the assets and liabilities of the Company. As a result, no goodwill has been recorded, and the assets of NVE are recorded at their historic values.

4. Revenue Recognition
In December 1999, the Securities and Exchange Commission issued Staff Account-ing Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Effective January 1, 2000, the Company adopted SAB 101. The Company recognized $83,333 and $166,667 of revenue for the three and six months ended September 30, 2000 and 2001, respectively, that was included in the cumulative effect adjustment. The effect of that revenue was to reduce net losses by the amount reported.

5. Earnings Per Share
The Company calculates its income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share.
Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share during net loss periods because these securities would be anti-dilutive. All per share amounts have been restated, based on the same conversion resulting from the Merger.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OR PLAN OF OPERATIONS

         Results reported herein are for prior periods and not necessarily indicative of results which may be expected in the future. Management has made no predictions or estimates as to future operations, and no inferences as to future operations should be drawn.

General
         The Company derives revenue from three sources: contract R&D (principally government contracts), commercial sales of its GMR sensor and isolator products, and license fees for its magnetic random-access memory
(MRAM) technology.

Three months ended September 30, 2001 compared to three months ended
September 30, 2000
         Revenues for the three months ended September 30, 2001 were $1,467,916, an increase of 10% from revenues of $1,337,293 for the three months ended September 30, 2000. The increase in revenue was due primarily to a 96% increase in commercial product sales, partially offset by a decline in research and development revenues. The increase in product sales was due primarily to sales to new customers, including Robert Bosch GmbH and St. Jude Medical, Inc.

         Research and development expenses increased by 59% to $1,372,086 for the quarter ended September 30, 2001 as compared to $863,281 in the prior year's quarter. The increase was due to a decline in contract research and development programs and an increase in commercial research and development as the Company emphasized commercial products.

         Gross profit margins decreased from 63% to 11%, primarily due to start-up costs associated with new commercial products. This resulted in a cost of sales of $289,890 for the current quarter.

         Selling, general and administrative expenses for the quarter ended September 30, 2001 decreased by 18% to $483,563 compared to $589,665 in the prior year. The decrease is primarily due to general and administrative efficiencies and cost-containment.

         The Company had a net loss in the quarter ended September 30, 2001 of $676,787 compared to a net loss of $175,388 for the quarter ended September 30, 2000. The increased loss was due primarily to higher expenses and lower profit margins associated with the ramp-up of product sales.

Six months ended September 30, 2001 compared to six months ended
September 30, 2000

         Revenues for the six months ended September 30, 2001 were $3,130,806, an increase of 10% from revenues of $2,858,715 for the six months ended September 30, 2000. The increase in revenue was due primarily to a 121% increase in product sales, partially offset by a decline in research and development revenues.

         Research and development expenses increased by 21% to $2,612,233 for the six months ended September 30, 2001 as compared to $2,151,614 in the prior year period. The increase was due to a decline in contract research and development programs and an increase in commercial research and development as the Company emphasized commercial products.

         Gross profit margins decreased from 59% to 24%, primarily due to start-up costs associated with new commercial products. This resulted in a cost of sales of $528,897 for the current period.

         Selling, general and administrative expenses for the six months ended September 30, 2001 increased by 2% to $843,519 compared to $826,846 in the prior year. The increase is primarily due to higher expenses associated with commercial selling activities and additional general and administrative expenses. General and administrative expenses increased due to additional legal and accounting expenses associated with being publicly held and the costs of implementing a new accounting software system in the current period.

         The Company had a net loss in the six months ended September 30, 2001 of $771,323 compared to a net loss of $247,209 for the six months ended September 30, 2000. The increased loss was due primarily to higher expenses and lower profit margins associated with the ramp-up of product sales.

Liquidity and capital resources
         Cash flow for the six months ended September 30, 2001 shows a decrease of $1,086,561. The Company had cash on September 30, 2001 of $405,519. The decrease in cash was primarily due to investment in commercial product research, partially offset by the sale and leaseback of equipment. On
September 26, 2001, the Company signed an agreement with Agilent Technologies, Inc. that provided for an initial payment of $1.1 million that was received on October 4, 2001, and an additional payment of $500,000 by September 26, 2002, contingent on completion of certain milestones. The $1.1 million initial payment is reflected in the financial reports herein as Agilent receivable and deferred revenue. The Company is exploring various sources of additional capital to fund the Company's long-term growth strategy.

                               PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        a. An annual meeting of shareholders was held on July 19, 2001. There were 16,998,861 shares of common stock entitled to vote at the meeting with a total of 13,514,888 shares or 79.5% represented at the meeting.

        b. The shareholders reelected five directors for a term of one year. The shareholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all the nominees:

                                           Votes For      Votes Withheld
                    Terrence Glarner       13,513,028             380
                    Daniel A. Baker        13,513,028             380
                    James Daughton         13,513,028             380
                    Herbert Goronkin       13,513,028             380
                    Robert Irish           13,478,028          35,380

        c. The shareholders also approved amendment of the 2000 Stock Option Plan, casting 12,671,898 votes for the resolution and 799,070 votes against approval, with 43,920 votes abstained and a broker non-vote of 439,707.

The shareholders approved adoption of the 2001 Employee Stock Purchase Plan, casting 13,292,120 votes for the resolution and 220,933 votes against the adoption, with 1,835 votes abstained and a broker non-vote of 439,707.

The shareholders approved the engagement of Ernst & Young LLP as the Company's independent auditors, casting 13,510,848 votes for the resolution and 2,560 votes against the resolution, with 1,480 votes abstained.


Item 6. Exhibits and Reports on Form 8-K
        a. Exhibits
           10.1 NVE Corporation 2000 Stock Option Plan as amended by the shareholders on July 19, 2001 (incorporated by reference to the Company's Registration Statement on Form S-8 dated July 20, 2001).

           10.2 OEM Purchase Agreement with Agilent Technologies, Inc. (confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule24b-2 or Rule 406).

        b. Reports on Form 8-K
           The Company submitted a Form 8-K dated July 20, 2001. The item reported was Item 4 - Changes in Registrant's Certifying Accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.


                                       NVE CORPORATION


Dated:   October 26, 2001              By /s/ Daniel A. Baker
                                          -------------------------------------
                                          Daniel A. Baker
                                          President and Chief Executive Officer


                                       By /s/ Richard George
                                          -------------------------------------
                                          Richard George
                                          Chief Financial Officer