Form 10QSB
period 2001-12-30
NVE CORP /NEW/
filed 2002-02-04
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: December 30, 2001

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

     Common Stock, $.01 Par Value - 17,177,406 shares outstanding as of January 31, 2002.

                      PART I - FINANCIAL INFORMATION
                      ITEM 1. - FINANCIAL STATEMENTS

                                 NVE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 30, 2001

ASSETS
Current assets:
   Cash                                                             $  870,840
   Accounts receivable                                               1,127,975
   Inventories                                                         980,621
   Prepaid expenses and other assets                                    33,887
                                                                    -----------
Total current assets                                                 3,013,323
Fixed assets:
   Machinery and equipment                                           2,248,807
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              354,426
   Construction in progress                                             68,497
                                                                    -----------
                                                                     2,707,229
   Less accumulated depreciation                                     1,387,076
                                                                    -----------
Total fixed assets                                                   1,320,153
                                                                    -----------
Total assets                                                        $4,333,476
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                     $  234,550
   Accounts payable                                                    187,437
   Accrued expenses                                                    225,854
   Deferred revenue                                                  1,796,562
   Current portion of long-term debt                                   135,518
                                                                    -----------
Total current liabilities                                            2,579,921
Long-term debt
   Leases payable                                                      406,331
                                                                    -----------
Total liabilities                                                    2,986,252

Shareholders' equity:
   Common stock                                                        171,642
   Additional paid-in capital                                        5,735,797
   Accumulated deficit                                              (4,560,215)
                                                                    -----------
Total shareholders' equity                                           1,347,224
                                                                    -----------
Total liabilities and shareholders' equity                          $4,333,476
                                                                    ===========


                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                             STATEMENTS OF OPERATIONS


                                             THREE MONTHS ENDED:
                                         DECEMBER 30    DECEMBER 31
                                             2001           2000
                                         --------------------------
Revenues
  Contract research and development      $1,246,875     $1,061,777
  Product sales                             402,168        169,416
  License revenues                          125,699        181,250
  Honeywell license revenues                   -         1,250,000
                                         --------------------------
Total revenues                            1,774,742      2,662,443

Cost of sales                             1,332,045      1,248,126
                                         --------------------------
Gross profit                                442,697      1,414,317

Expenses
  Research and development                  475,266        155,468
  Selling, general & administrative         405,368        378,619
                                         --------------------------
Total expenses                              880,634        534,087
                                         --------------------------
(Loss) income from operations              (437,937)       880,230

  Interest income                             4,099         13,481
  Interest expense                          (21,346)        (7,123)
  Other income (expense)                     20,188         (3,697)
                                         --------------------------
Net (loss) income                          (434,996)       882,891
                                         ==========================
Net (loss) income per
  basic and diluted share                      (.03)           .05
                                         ==========================

Weighted average shares outstanding:
  Basic                                  17,104,978     16,891,893
  Diluted                                17,104,978     18,501,060


                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                             STATEMENTS OF OPERATIONS

                                              NINE MONTHS ENDED:
                                         DECEMBER 30    DECEMBER 31
                                             2001           2000
                                         --------------------------
Revenues
  Research and development               $3,319,218     $3,248,854
  Product sales                           1,098,133        478,555
  License revenues                          488,197        543,750
  Honeywell license revenues                   -         1,250,000
                                         --------------------------
Total revenues                            4,905,548      5,521,159

Cost of sales                             3,815,892      3,452,449
                                         --------------------------
Gross profit                              1,089,656      2,068,710

Expenses
  Research and development                1,132,549        575,023
  Selling, general & administrative       1,248,887        870,185
                                         --------------------------
Total expenses                            2,381,436      1,445,208
                                         --------------------------
(Loss) income from operations            (1,291,780)       623,502

  Interest income                            18,683         24,749
  Interest expense                          (33,937)       (23,528)
  Other income (expense)                    100,715          3,018
                                         --------------------------
Net (loss) income                        (1,206,319)       627,741
                                         ==========================
Net (loss) income per
  basic and diluted share                      (.07)           .03
                                         ==========================

Weighted average shares outstanding:
  Basic                                  17,104,978     16,830,403
  Diluted                                17,104,978     18,439,570


                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOWS

                                                          NINE MONTHS ENDED:
                                                      DECEMBER 30    DECEMBER 31
                                                          2001           2000
                                                      --------------------------
OPERATING ACTIVITIES
Net (loss) income                                     $(1,206,319)   $  627,741
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                          233,452       187,446
    Changes in operating assets and liabilities:
      Accounts receivable                                 188,753      (412,727)
      Inventories                                         107,195      (454,656)
      Prepaid expenses and other                           39,992       (30,249)
      Accounts payable and accrued expenses              (208,253)      195,530
      Deferred revenue                                    481,140       680,095
      Other assets                                             -         40,495
                                                      --------------------------
Net cash provided by operating activities                (364,040)      833,675

INVESTING ACTIVITIES
Purchases of fixed assets                                (855,310)     (117,479)
                                                      --------------------------
Net cash used in investing activities                    (855,310)     (117,479)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                     89,599       996,854
Net proceeds from (repayment of) note payable             508,511       (15,607)
                                                      --------------------------
Net cash provided by financing activities                 598,110       981,247
                                                      --------------------------
Increase (decrease) in cash                              (621,240)    1,697,443

Cash at beginning of period                             1,492,080       383,030
                                                      --------------------------
Cash at end of period                                 $   870,840    $2,080,473
                                                      ==========================


                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001

1. Interim Financial Information
The accompanying unaudited condensed financial statements of NVE Corporation (the "Company") are consistent with generally accepted principles for financial reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that that these condensed financial statements be read in conjunction with the audited financial statements and the notes there to included in the Company's latest annual financial statements included in its report on Form 10-KSB. The results of operations for the three and nine month periods ended December 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2002.

2. Nature of Business
NVE is a leader in the practical commercialization of "spintronics," magnetic devices which many experts believe represent the next generation of microelectronics.

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

4. Revenue Recognition
In December 1999, the Securities and Exchange Commission issued Staff Account-ing Bulletin ("SAB") No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Effective January 1, 2000, the Company adopted SAB 101. In the current fiscal year, the Company recognized $125,699 for the three months and $488,197 for the nine months which was included in the cumulative effect adjustment. In the prior fiscal year, the Company recognized $181,250 for the three months and $543,750 for the nine months. The effect of those revenues was to reduce net losses by the amount reported.

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

6. Reclassification
The Company has reclassified certain research and development costs related to contract research and development programs to cost of sales. Previously, these costs were included with research and development costs reported as operating expenses.

ITEM 2.                     MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OR PLAN OF OPERATIONS

         Results reported herein are for prior periods and not necessarily indicative of results which may be expected in the future. Management has made no predictions or estimates as to future operations, and no inferences as to future operations should be drawn.

General
         NVE is a leader in the practical commercialization of "spintronics," which many experts believe represents the next generation of microelectronics. The Company derives revenue from three sources: 1) contract R&D (principally government contracts); 2) commercial sales of its GMR sensor and coupler products; and 3) licenses for its magnetic random-access memory (MRAM) technology.

Three months ended December 30, 2001 compared to three months ended
December 31, 2000
         Revenues for the three months ended December 30, 2001 were $1,774,742, a decrease of 33% from revenues of $2,662,443 for the three months ended December 31, 2000. The higher revenues in the 2000 period were primarily due to $1.25 million of non-recurring license revenues resulting from a December, 2000 agreement with Honeywell International for MRAM technology. Additionally, recurring license revenues decreased $55,551 as revenue recognition for one of the Company's license agreements was completed during the third quarter of the current year (see Note 4 to Financial Statements-- Revenue Recognition). The decrease in license revenues was partially offset by a 138% increase in commercial product sales and $150,000 in new revenues recognized under an agreement with Agilent Technologies, Inc. ("Agilent").

         Research and development expenses increased by 206% to $475,266 for the quarter ended December 30, 2001 as compared to $155,468 in the prior year's quarter. The increase was due to a greater emphasis on commercial product development.

         Gross profit margins decreased from 53% to 25%, primarily due to lower license revenues and start up costs associated with new commercial products. This resulted in a cost of sales of $1,332,045 for the current quarter.

         Selling, general and administrative expenses for the quarter ended December 30, 2001 increased by 7% to $405,368 compared to $378,619 in the prior year. The increase is primarily due to higher expenses associated with commercial selling activities and additional legal and accounting expenses associated with being publicly-held.

         The Company had a net loss in the quarter ended December 30, 2001 of $434,996 compared to a net income of $882,891 for the quarter ended December 31, 2000. The loss was due primarily to higher R&D expenses and lower license revenues.

Nine months ended December 30, 2001 compared to nine months ended
December 31, 2000
         Revenues for the nine months ended December 30, 2001 were $4,905,548, a decrease of 11% from revenues of $5,521,159 for the nine months ended December 31, 2000. The higher revenues in the 2000 period were primarily due to $1.25 million of non-recurring license revenues resulting from a December, 2000 agreement with Honeywell International for MRAM technology. The decrease in non-recurring license revenues was partially offset by a 130% increase in commercial product sales.

         Research and development expenses increased by 97% to $1,132,549 for the nine months ended December 30, 2001 as compared to $575,023 in the prior year period. The increase was due to a greater emphasis on commercial product development.

         Gross profit margins decreased from 37% to 22%, primarily due to Lower license revenues and start-up costs associated with new commercial products. This resulted in a cost of sales of $3,815,892 for the current period.

         Selling, general and administrative expenses for the nine months ended December 30, 2001 increased by 44% to $1,248,887 compared to $870,185 in the prior year. The increase is primarily due to higher expenses associated with commercial selling activities and additional general and administrative expenses. General and administrative expenses increased due to additional legal and accounting expenses associated with being publicly-held and the costs of implementing a new accounting software system in the current period.

         The Company had a net loss in the nine months ended December 30, 2001 of $1,206,319 compared to a net income of $627,741 for the nine months ended December 31, 2000. The loss was due primarily to higher R&D expenses and lower license revenues.

Liquidity and capital resources
         Cash flow for the nine months ended December 30, 2001 shows a decrease of $621,240. The Company had cash on December 30, 2001 of $870,840. The decrease in cash was primarily due to investments in developing and selling the Company's commercial products, partially offset by the sale and lease-back of equipment and payments from Agilent. The Company is exploring various sources of additional capital to fund its long-term growth strategy.

                               PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        a. Exhibits
           None.

        b. Reports on Form 8-K
           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.


                                       NVE CORPORATION


Dated:   February 4, 2002              By /s/ Daniel A. Baker
                                          -------------------------------------
                                          Daniel A. Baker
                                          President and Chief Executive Officer


                                       By /s/ Richard George
                                          -------------------------------------
                                          Richard George
                                          Chief Financial Officer