Form 10KSB
period 2002-03-31
NVE CORP /NEW/
filed 2002-05-31
CIK 724910

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the year ended March 31, 2002
                                       OR
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the most recent fiscal year ended March 31, 2002 totaled $6,995,325.

Based upon the $2.10 per share closing sales price of the registrant's common stock as of May 9, 2002, the aggregate value of the shares of Common Stock held by nonaffiliates as of such date was approximately 13,906,000.

Common Stock - 20,785,549 shares outstanding as of May 9, 2002.

Transitional Small Business Disclosure Format (check one)   YES [ ]   NO [X]

                   Documents Incorporated By Reference
Portions of the Proxy Statement for NVE Corporation's 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB to the extent described in Part III.

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

ITEM 1.  BUSINESS.

HISTORY AND BACKGROUND
         NVE Corporation ("NVE" or "the Company") is a leader in the practical commercialization of "spintronics," magnetic devices which many experts believe represent the next generation of microelectronics.

         NVE was incorporated under the laws of the state of Minnesota in 1989 as the result of research completed by the Company's founder, Dr. James Daughton, while employed with Honeywell. Historically, NVE has been a research and development (R&D) company funded largely by government contracts. In November, 2000, the shareholders of Nonvolatile Electronics, Incorporated (NVE) approved the merger of the company with and into Premis Corporation ("Premis"), a publicly-traded corporation, with Premis surviving under the new name NVE Corporation.

         NVE's enabling technology is a quantum-mechanics effect known as "spintronics" or "SPINS." Some experts think spintronics represents the next generation of microelectronics--the successor to the transistor. Unlike conventional electronics, which rely on electron charge, spintronics use electron spin to store and transmit information. NVE's products use proprietary spintronic materials called Giant Magnetoresistors (GMR), which were discovered in 1988 and perfected by NVE under government research grants. GMR is made from exotic alloys a few atoms thick, and provides a large signal (the "Giant" in "Giant Magnetoresistor") when subjected to a magnetic field. Such sensitivity was previously possible only with super-cooling. In NVE's products, GMR elements are connected to integrated circuitry and packaged in much the same way as conventional integrated circuits.

         NVE first sold and shipped products using GMR spintronics materials in 1995, and produced the first known products combining GMR materials with integrated circuits in 1998.

PRODUCTS AND MARKETS
         NVE is a recognized leader in the practical commercialization of spintronics and GMR. Our sensor products detect the presence of a magnet or metal to determine position or speed. MRAM uses GMR spintronics to store data, combining the speed of semiconductor memory with the nonvolatility of magnetic memory. Our magnetic Couplers (also known as "isolators" because they electrically isolate the coupled systems) add an IsoLoop-registered trademark-, an integrated microscopic coil. The IsoLoop coil is electrically insulated from the output-side sensors. The coil creates a small magnetic field that is picked up by the sensor, transmitting data almost instantly. Thus IsoLoop Magnetic Couplers are many times faster than conventional optical coupling. Optical coupler speed is limited by the latency of the emitting element, much as an electric oven element has a "warm-up" time, while a microwave oven magnetron starts up almost instantly.

         Our product portfolio consists of three lines: 1) magnetic sensors for precise data acquisition, 2) IsoLoop Couplers for high-speed data transfer, and
3) Magnetic Random Access Memory (MRAM) for non-volatile data storage. Our present sensor market is industrial and robotic controls, with automotive sensors in the near future. Couplers are sold primarily for factory and industrial networks, with broadband and telecommunications in the future. MRAM applications include hard-disk replacement and instant-on computers, and we have licensed our MRAM intellectual property to major memory manufacturers.

DISTRIBUTION
         The company relies primarily on indirect channels to sell its products. In the past year, Digi-Key, one of the country's largest electronic component distributors, agreed to distribute NVE products. Also in the past year, we added a number of manufacturers' representatives, particularly for our Coupler products. This expansion dramatically expanded our geographical reach and the number of sales engineers representing the company. In September 2001, we signed a five-year agreement with Agilent Technologies, Inc. ("Agilent"). We believe Agilent is the world's largest seller of solid-state couplers.

COMPETITION
         General barriers to competitive entry include specialized equipment, know-how, and patents. NVE's technical staff includes leading world experts with unique design, processing, packaging and testing know-how. We have also amassed a range of specialized and customized production equipment.

         NVE's enabling spintronic technology addresses four "Bs" in global trends:

Bandwidth--NVE Couplers are five to ten times faster than opto-couplers, providing higher-bandwidth and maximizing the productivity of existing copper networks.

Bounds--Because of their high signal-to-noise ratio, NVE Couplers drive ten times longer data paths than opto-couplers or transformers. This allows 10-mile range DSL replacement, which could significantly increase the copper-broadband market.

Bits--NVE sensors are more precise (more useful "bits") than other sensors. That means more productive industrial controls and robotics in the high-end sensor market.

Boxes--NVE products combine multiple channels of magnetics and silicon in one sub-millimeter die for smaller, less expensive systems. Customers have reported payback times as short as three months by using our parts to save board space.

         Our markets are highly competitive, and there is no assurance that we can maintain our competitive advantages.

Sensor Competition
         Our three main sensor competitors are: 1) Honeywell International Inc. ("Honeywell"), 2) Royal Philips Electronics ("Philips"), and 3) Allegro Microsystems, Inc. ("Allegro"). Honeywell and Philips make traditional nickel-iron anisotropic magnetoresistive (AMR) sensors. AMR sensors are used in automotive and high-performance industrial control systems. Unlike NVE's GMR sensors, AMR sensors have "flipping" artifacts that limit their reliability. Allegro makes inexpensive silicon Hall sensors, but Hall sensors are not nearly as sensitive or precise as NVE's.

Coupler Competition
         The two main competing digital couplers are opto-couplers and inductive couplers (transformers). In addition to being a customer, Agilent, the Hewlett Packard spin-off, is the leading producer of high-speed opto-couplers. Other top opto-coupler suppliers are Vishay Intertechnology (formerly Infineon, a Siemens AG spin-off), NEC, Toshiba, and Fairchild Semiconductor. Inductive couplers are made by a number of companies. As noted previously, NVE run up to ten times faster the fastest opto-couplers. Unlike IsoLoops, inductive couplers require special encoding to transmit logic signals. Furthermore, IsoLoop Couplers require much less board space than opto- or inductive couplers.

SUPPLIERS
         The Company has several single-source semiconductor foundry suppliers for certain integrated circuit wafers critical to production of its commercial products. Significant interruption of supply from any of these vendors could have a material adverse effect on the Company.

MAJOR CUSTOMERS
         NVE's largest customer is the United States government and, although no current problems exist with respect to any government contract or with the Company's vibrant relationship with the government funding vehicles, disqualification as a vendor to the United States government would cause serious setbacks for the Company on a going forward basis and would likely hamper future R&D activity.

         Our largest commercial customers include Agilent, St. Jude Medical, Inc., and certain distributors. The loss of any of these customers could have a significant impact on our commercial revenues and profitability.

PATENTS, LICENSES, AND ROYALTY AGREEMENTS
Patents
         NVE technology is protected by over 70 patents either issued, pending, or licensed. We are continuing to strengthen our intellectual property.

Licenses
         We have licensed certain MRAM intellectual property to several companies. In the past year we recognized revenues for advance payments made by license agreements with two of these companies. We will also receive royalties after the licensees begin selling devices using our intellectual property, subject to certain conditions. There can be no assurance that existing licensees will produce devices using our intellectual property.

         There are other potential licensees for our MRAM intellectual property, although existing agreements place some restrictions on future license agreements. There is no assurance that the company will gain additional licensees.

Royalty Agreements
         We have licensed rights to another organization's GMR-related patent, which calls for us to pay royalties on our sales of certain products. Payments under this agreement have not been material.

RESEARCH AND DEVELOPMENT
         In Fiscal 2002 our research and development consisted of contract research and development and commercial product research and development. Contract research and development is primarily for U.S. government agencies, which fund such developments. Major commercial product research and development programs in the past fiscal year included the development of anti-skid brake sensors and new types of position sensors. The cost of these programs were at least partially borne by customers.

         Total research and development expenses were $5.73 million and $5.05 million for the years ended March 31, 2002 and 2001, respectively, of which $4.15 million and $4.02 million, respectively, was contract research and development. The balance was primarily commercial product research and development in both periods.

EMPLOYEES
         As of March 31, 2002, we had 59 employees, 53 of whom were full time. Of the full-time employees, there were five general and administrative employees, seven sales and marketing employees, 19 technicians and 22 scientists. Ten employees have earned doctorate degrees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

ITEM 2.  PROPERTIES.
         Our principal offices are at 11409 Valley View Road, Eden Prairie, Minnesota 55344. We lease the space which consists of approximately 18,500 square feet of offices, production, and laboratories. The lease agreement has a term of five years, expiring December 31, 2003. On April 1, 2002 we began leasing an additional 2,500 square feet of office and warehouse space in the same building under a sublease agreement expiring May 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS.
         We are not currently a party to any pending legal proceeding nor is any property of the Company subject to such proceeding. Furthermore, we are not aware of any potential claims, by any governmental authority or otherwise, that may be brought against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         No matters were submitted to security holders during the quarter ended March 31, 2002.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.
         NVE's Common Stock is traded on the OTC Bulletin Board under the symbol "NVEC." The following data sets forth, for the fiscal quarters indicated, a summary of the range of high and low bid information of our common stock. Prices through the second quarter of fiscal year ended March 31, 2002 ("Fiscal 2002"), represent high and low bids as reported on the OTC Bulletin Board. Prices for the third quarter of Fiscal 2001 represent high and low bids as reported on the OTC Bulletin Board for the post-dividend and post-merger period of December 6, 2000, to December 31, 2001. Subsequent prices represent high and low bids as reported on the OTC Bulletin Board. Such bid information reflects inter-dealer prices, without retail mark-up, mark-down or commissions and does not necessarily reflect actual transactions.

                                                     COMMON STOCK
                                                     ------------
                                                  LOW            HIGH
                                                 ------         ------
        FISCAL 2001 (YEAR ENDED MARCH 31, 2001)
        First Quarter                            $0.438         $1.031
        Second Quarter                            0.438          0.818
        Third Quarter                             0.750          1.250
        Fourth Quarter                            0.875          1.438

        FISCAL 2002 (YEAR ENDED MARCH 31, 2002)
        First Quarter                            $0.750         $1.188
        Second Quarter                            0.950          1.540
        Third Quarter                             1.200          2.050
        Fourth Quarter                            1.300          2.000

         The Company has never paid or declared any cash dividends on its common stock. We do not anticipate paying any dividends in the foreseeable future, and intend to retain any earnings we may generate to provide for the operation and projected expansion of our business.

         Approximately 15.9 million shares were issued to approximately 75 shareholders of Nonvolatile Electronics, Incorporated, in November, 2000 in connection with the merger by and between Nonvolatile Electronics, Incorporated and Premis Corporation. Also in November 2000, we issued approximately 69,000 shares to three individuals in connection with the exercise of warrants provided in exchange for services rendered.

         We sold approximately 77,000 shares of unregistered Common Stock to Japan's K.K.Rocky Group in June, 2001 in connection with an agreement with K.K.Rocky to distribute our products in Japan and Korea. The sale was under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         As of March 31, 2002, NVE had approximately 209 shareholders of record and approximately 986 total shareholders.

ITEM 6.
                           MANAGEMENT'S DISCUSSION
                 AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS.

GENERAL
         NVE is a leader in the practical commercialization of "spintronics," which many experts believe represents the next generation of microelectronics. We derive revenue from three sources: 1) contract R&D (principally government contracts); 2) commercial sales of GMR sensor and coupler products; and
3) licenses for our magnetic random-access memory (MRAM) intellectual property.

         Our strategy is to continue to rapidly expand our product revenues while relying on government contracts for basic technology development. The expansion of product revenue will require additional product development and marketing expenditures as well as working capital to fund receivables and inventories.

CRITICAL ACCOUNTING POLICIES
         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and adjustments, including those related to bad debts, inventories, income taxes, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements.

Bad Debt
         The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory
         The Company reduces the stated value of its inventory for obsolescence or impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.

Income Taxes
         In determining the carrying value of the Company's net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for valuation allowances or reduction of existing allowances quarterly. As of March 31, 2002, the Company has recorded $2.17 million of valuation allowances related to its net deferred tax assets.

RESULTS FROM OPERATIONS
         Results reported herein are for prior periods and not necessarily indicative of results which may be expected in the future. We have made no predictions or estimates as to future operations, and no inferences as to future operations should be drawn.

         The table shown below summarizes the percentage of revenues for the various items for the periods indicated:

                                           Years Ended March 31,
                                          2002             2001
                                         -------          -------
Revenue:
  Research and development                68.8 %           62.0 %
  Product sales                           22.8             10.4
  License fees                             8.4             27.6
                                         -------          -------
Total revenues                           100.0            100.0

Cost of sales                             83.2             65.0
                                         -------          -------
Gross profit                              16.8             35.0

Total expenses                            46.8             33.2
                                         -------          -------
Net (loss) income                        (30.0)%            1.8 %
                                         =======          =======

         Revenues for the fiscal year ended March 31, 2002 ("Fiscal 2002") were $6,995,325, a decrease of 2% from revenues of $7,165,665 for the year ended March 31, 2001 ("Fiscal 2001"). Product sales in Fiscal 2002 increased by 113% to $1,593,182 from $749,407 in Fiscal 2001. This was offset by the non-recurrence of $1.25 million of license revenues resulting from a December, 2000 agreement with Honeywell International for MRAM technology. Additionally, recurring license revenues decreased $138,887 as revenue recognition for one of the Company's license agreements was completed during the current year (see
Note 2 to Financial Statements--Revenue Recognition).

         Gross profit margins decreased from 35% to 17%, primarily due to lower license revenues, more lower-margin indirect sales, and start-up costs associated with new commercial products.

         Research and development expenses increased by 14% to $5,731,764 for Fiscal 2002, compared to $5,047,924 for Fiscal 2001. The increase was due to an increase in commercial product development.

         Selling, general and administrative expenses for Fiscal 2002 increased by 32% to $1,807,273 compared to $1,368,767 in the prior year. Selling expenses increased with the addition of a National Sales Manager and expenses associated with development of a manufacturer's representative network. General and administrative expenses increased due to additional legal and accounting expenses associated with being publicly-held and the costs of implementing a new accounting software system in the current period.

         NVE had a net loss for Fiscal 2002 of $2,100,442 compared to a net income of $127,258 for Fiscal 2001. The loss was due primarily to lower license revenues and higher R&D expenses.

FOREIGN CURRENCY TRANSACTIONS
         Due to product sales abroad, the Company has some limited revenue risks from fluctuations in values of foreign currency. Foreign sales are generally made in U.S. currency, and currency transaction gains or losses in the past two fiscal years were not significant.

LIQUIDITY AND CAPITAL RESOURCES
         Cash flow for Fiscal 2002 showed a decrease of $954,822. The Company had cash on March 31, 2002 of $537,258. The decrease in cash was primarily due to investments in developing and selling our commercial products, partially offset by cash generated by the sale and lease-back of equipment and payments from Agilent. With the addition of a $6.228 million strategic investment after the end Fiscal 2002 (see Note 15 to Financial Statements--Subsequent Event), we believe our working capital is adequate for our Fiscal 2003 needs.

INFLATION
         Inflation has not had a significant impact on the operations of NVE since its inception. Prices for our products and for the materials and labor going into those products are governed by market conditions. It is possible that inflation in future years could impact both materials and labor in the production of our products. Rates paid by the U.S. Government on research and development contracts are adjustable with inflation.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         Financial Statements and Notes are set forth on this Form 10-KSB following the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         Our shareholders approved the engagement of Ernst & Young LLP ("E&Y") as our independent auditors for Fiscal 2001 at our 2001 Annual Meeting of Shareholders on July 19, 2001. We filed a report on Form 8-K on that date disclosing the approval. Prior to the November 21, 2000 Merger, E&Y was Nonvolatile Electronics, Incorporated's independent auditors, and PricewaterhouseCoopers, LLP ("PwC") was PREMIS' independent auditors.

         The reports of PwC on PREMIS' financial statements for the fiscal years ended March 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits of the financial statements of PREMIS for fiscal years ended March 31, 2000 and 1999 and through June 28, 2001, there were no disagreements with PwC within the meaning of Instruction 4 of Item 304 of Regulation S-B of the Securities and Exchange Commission ("SEC") on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with its reports on PREMIS' financial statements. Furthermore, with respect to PREMIS, during the fiscal years ended March 31, 2000 and 1999, there were no "reportable events" (as defined in Item 304(a) (1) (iv) (B) of Regulation S-B of the SEC).


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS OF THE COMPANY
         The executive officers of the Company at the time of the filing of this Form 10-KSB are as follows:

         Daniel A. Baker, President, Chief Executive Officer and Director, age 44, was elected an officer and director of the Company in January, 2001. From 1993 until joining the Company, he was President and CEO of Printware, Inc., a public company that makes high-speed laser imaging systems. Dr. Baker has 25 years of experience in high-tech industries, including executive positions with Minntech Corporation and Percom Data Corporation. Dr. Baker holds Ph.D. and M.S. degrees in engineering from the University of Minnesota, an M.B.A. in finance from the University of Minnesota, and a B.S. in engineering from Case Western Reserve University. He holds 15 patents.

         Richard George, Treasurer and Chief Financial Officer, age 58, has served as the Chief Financial Officer of NVE since March, 1995. From 1991 to 1995, Mr. George served as Controller for NVE. From 1966 to 1991, Mr. George held various financial and financial management positions in the areas of operations and contracts at Honeywell Inc. Mr. George received a B.A. in economics in 1966 from the University of Minnesota, where he later took graduate courses in law and management.

         James Daughton, Chief Technical Officer and Director, age 65, has been a director of the Company since its inception and Chief Technical Officer since January, 2001. He served as NVE's Chairman and CEO from the company's inception to January, 2001. From 1974 to 1989, Dr. Daughton held various research and product development positions at Honeywell, Inc. including Vice President of The Solid State Development Center. From 1964 to 1974, he developed magnetic and semiconductor memory devices at IBM Corporation. Dr. Daughton holds a doctorate in electrical engineering from Iowa State University and is an adjunct professor of physics at the University of Minnesota. He has more than 20 issued or pending patents.

         Other information required by this Item will be contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
         The information required by Item 10 is incorporated herein by reference to the section titled "Executive Compensation" contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership Of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
         The information required by Item 12 is incorporated herein by reference to the section titled "Executive Compensation" contained in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a) Exhibits.

Exhibit #                          Description
---------                          -----------

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed November 16, 2000).

3.2      By-laws of the Company
         (incorporated by reference to the Company's Current Report on Form 8-K filed December 6, 2000).

3.3 By-laws of the Company as amended by the Board of Directors, May 31, 2002 (filed herewith).

*10.1 Employment Agreement between the Company and Daniel A. Baker dated January 29, 2001
         (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001).

*10.2    NVE Corporation 2000 Stock Option Plan
         (incorporated by reference to the Company's filing on Current Report on Form 8-K/A filed February 2, 2001).

*10.3 NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders
         (incorporated by reference to the Company's Registration Statement on Form S-8 filed July 20, 2001).

*10.4    NVE Corporation 2001 Employee Stock Purchase Plan
         (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A filed June 1, 2001).

10.5 Agreement between the Company and Agilent Technologies, Inc. dated September 27, 2001
         (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2001).

21.1     Subsidiaries of the Registrant.  None.

23.1     Consent of Ernst & Young LLP (filed herewith).

*Indicates a management contract or compensatory plan or arrangement.


(b) Reports on Form 8-K.
         The Company submitted a Form 8-K dated March 18, 2002 relating to Regulation FD disclosure of a broadcast interview with the Company's president.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.


                                       NVE CORPORATION


Dated:   May 31, 2002                  By /s/ Daniel A. Baker
                                          -------------------------------------
                                          Daniel A. Baker
                                          President and Chief Executive Officer


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

          Name                         Title                          Date
    ------------------     -------------------------------        ------------

/s/ Terrence Glarner               Director and                   May 31, 2002
    ------------------         Chairman of the Board              ------------
    Terrence Glarner

/s/ Daniel A. Baker                   Director,                   May 31, 2002
    ------------------     President & Chief Executive Officer    ------------
    Daniel A. Baker           (Principal Executive Officer)

/s/ Richard George                   Treasurer and                May 31, 2002
    ------------------          Chief Financial Officer            ------------
    Richard George             (Principal Financial and
                                  Accounting Officer)

/s/ James Daughton                  Director and                  May 31, 2002
    ------------------         Chief Technical Officer            ------------
    James Daughton

/s/ Herbert Goronkin                   Director                   May 31, 2002
    ------------------                                            ------------
    Herbert Goronkin

/s/ Robert Irish                       Director                   May 31, 2002
    ------------------                                            ------------
    Robert Irish

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
NVE Corporation


         We have audited the accompanying balance sheet of NVE Corporation as of March 31, 2002 and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2002 and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Minneapolis, Minnesota
April 26, 2002

                                 NVE CORPORATION
                                  BALANCE SHEET
                                  MARCH 31, 2002

ASSETS
Current assets:
   Cash                                                             $  537,258
   Accounts receivable                                               1,261,173
   Inventories                                                         512,215
   Prepaid expenses and other assets                                    59,205
                                                                    -----------
Total current assets                                                 2,369,851
Fixed assets:
   Machinery and equipment                                           2,244,393
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              352,640
   Construction in progress                                             78,987
                                                                    -----------
                                                                     2,711,519
   Less accumulated depreciation                                     1,485,914
                                                                    -----------
Total fixed assets                                                   1,225,605
                                                                    -----------
Total assets                                                        $3,595,456
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Note payable                                                     $  218,539
   Accounts payable                                                    388,532
   Accrued payroll and other                                           426,950
   Deferred revenue                                                  1,565,307
   Current portion of capital lease obligations                        141,921
                                                                    -----------
Total current liabilities                                            2,741,249

   Capital lease obligations, less current portion                     377,399
                                                                    -----------
Total liabilities                                                    3,118,648

Shareholders' equity:
   Common stock                                                        172,702
   Additional paid-in capital                                        5,758,444
   Accumulated deficit                                              (5,454,338)
                                                                    -----------
Total shareholders' equity                                             476,808
                                                                    -----------
Total liabilities and shareholders' equity                          $3,595,456
                                                                    ===========

                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                             STATEMENT OF OPERATIONS
                        YEARS ENDED MARCH 31, 2002 AND 2001

                                            YEAR ENDED MARCH 31,
                                            2002           2001
                                        --------------------------
Revenues
  Contract research and development     $ 4,816,029    $ 4,441,259
  Product sales                           1,593,182        749,407
  License revenues                          586,114      1,974,999
                                        ---------------------------
Total revenues                            6,995,325      7,165,665

Cost of sales                             5,822,536      4,654,880
                                        ---------------------------
Gross profit                              1,172,789      2,510,785

Expenses
  Research and development                1,583,008      1,031,263
  Selling, general & administrative       1,807,273      1,368,767
                                        ---------------------------
Total expenses                            3,390,281      2,400,030
                                        ---------------------------

(Loss) income from operations            (2,217,492)       110,755

Interest expense                            (45,710)       (33,919)
Other income                                162,760         50,422
                                        ---------------------------
Net (loss) income                       $(2,100,442)    $  127,258
                                        ===========================

Net (loss) income per
  basic and diluted share                     $(.12)          $.01
                                        ===========================

Weighted average shares outstanding:
  Basic                                  17,028,870     16,852,042
  Diluted                                17,028,870     17,708,709

                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                                                          Additional
                               Preferred Stock         Common Stock         Paid-in   Accumulated
                              Shares     Amount      Shares     Amount      Capital     Deficit        Total
                             ----------------------------------------------------------------------------------
Balance, March 31, 2000       1,675,000  $ 16,750    2,813,828  $ 28,139  $4,733,046  $(3,481,154)  $1,296,781

  Exercise of stock
    options and warrants                                47,120       471       6,444                     6,915
  Repurchase of common stock                            (3,823)      (38)    (19,022)                  (19,060)
  Recapitalization in
    connection with merger
    of Premis Corp.          (1,675,000)  (16,750)  14,064,103   140,641     928,159                 1,052,050
  Net income for year ended
    March 31, 2001                                                                        127,258      127,258
                             ----------------------------------------------------------------------------------
Balance, March 31, 2001               -         -   16,921,228   169,213   5,648,627   (3,353,896)   2,463,944

  Exercise of stock
    options and warrants                               257,100     2,571      15,653                    18,224
  Shares issued pursuant
    to employee stock
    purchase plan                                       14,195       142      14,940                    15,082
  Sale of common stock                                  77,633       776      79,224                    80,000
  Net loss for year ended
    March 31, 2002                                                                    $(2,100,442)  (2,100,442)
                             ----------------------------------------------------------------------------------
Balance, March 31, 2002               -  $      -   17,270,156  $172,702  $5,758,444  $(5,454,338)  $  476,808
                             ==================================================================================

                                                 SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                             STATEMENT OF CASH FLOWS
                       YEARS ENDED MARCH 31, 2002 AND 2001

                                                       YEAR ENDED MARCH 31,
                                                       2002            2001
                                                    ---------------------------
OPERATING ACTIVITIES
Net (loss) income                                   $(2,100,442)    $  127,258
Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                       332,290        256,275
    Changes in operating assets and liabilities:
      Accounts receivable                                55,555       (358,570)
      Inventories                                       575,601       (503,841)
      Prepaid expenses and other                         14,674        (32,252)
      Accounts payable and accrued expenses             193,938        271,837
      Deferred revenue                                  249,885        787,645
                                                    ---------------------------
Net cash (used in) provided by operating activities    (678,499)       465,473

INVESTING ACTIVITIES
Purchases of fixed assets                              (224,735)      (359,556)
                                                    ---------------------------
Net cash used in investing activities                  (224,735)      (359,556)

FINANCING ACTIVITIES
Net proceeds from sale (repurchase) of common stock     113,306      1,039,905
Repayment of note payable and capital leases           (164,894)       (36,015)
                                                     --------------------------
Net cash (used in) provided by financing activities     (51,588)     1,003,890
                                                     --------------------------

(Decrease) increase in cash                            (954,822)     1,109,807
Cash at beginning of year                             1,492,080        382,273
                                                     --------------------------

Cash at end of year                                  $  537,258     $1,492,080
                                                     ==========================

Supplemental disclosure of non-cash activity
Assets acquired through capital lease obligations      (634,865)             -
                                                     ==========================

                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS
NVE Corporation ("NVE" or "the Company") is a leader in the practical commercialization of "spintronics," which many experts believe represents the next generation of microelectronics. The Company derives revenue from three sources: 1) contract R&D (principally government contracts); 2) commercial sales of its GMR sensor and coupler products; and 3) licenses for its magnetic random-access memory (MRAM) technology.

The Company has representatives throughout the world, and derives approximately 15% of its revenues from sources outside the United States.

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

NEW PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Effective January 1, 2000 the Company adopted SAB 101. As a result of the adoption, the Company reported a cumulative effect of a change in accounting principle in the amount of $611,110, or $.04 per share, which represented the deferral of recoupable up-front license fees for which the earnings process was not complete. The Company recognized $194,445 and $333,332 of revenue that was included in the cumulative effect adjustment for the years ended March 31, 2002 and 2001, respectively. The effect of that revenue was to increase income by the amounts reported.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards(SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (Statement 142). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company does not anticipate that the adoption of the new statements will have any effect on earnings or the financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. Under the new rule, a single accounting model is established for long-lived assets to be disposed of by sale. In addition, implementation issues are resolved in regards to previously issued statements. The Company does not anticipate that the adoption of the new statement will have any effect on earnings or the financial position of the Company.

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

STOCK-BASED COMPENSATION
The Company has adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Under APB No. 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NET INCOME PER COMMON SHARE
The Company calculates its income (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share for Fiscal 2002 because these securities would be anti-dilutive. Stock options were not included in the computation of diluted earnings per share per share if the exercise prices of the options were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:

                                                YEAR ENDED MARCH 31,
                                                  2002         2001
                                               -----------------------
Weighted avg. common shares outstanding-basic  17,028,870   16,852,042
Effect of dilutive securities:
  Stock options                                         -      848,374
  Stock warrants                                        -        8,293
                                               -----------------------
Shares used in computing net income (loss)
  per common share - diluted                   17,028,870   17,708,709
                                               =======================

SEGMENT INFORMATION
The Company follows the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company derives most of its revenue from one industry segment, government contracts. Until such time as the Company diversifies its operations, this pronouncement has no significant impact on the reporting practices of the Company.

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

CONDENSED FORMAT
Statements contained herein are condensed as permitted under Regulation S-B. Specifically, in the Statement of Operations, "Other Income" includes royalty expense, interest income, interest expense, and miscellaneous income and expenses.

CLASSIFICATION OF RESEARCH AND DEVELOPMENT COSTS
The Company has reclassified certain research and development costs related to contract research and development programs to cost of sales. Previously, these costs were included with research and development costs reported as operating expenses.

3.  INVENTORIES
Inventories consist of the following:

                                         MARCH 31,
                                           2002
                                         ----------
   Raw materials                         $ 167,607
   Work-in-progress                        395,144
   Finished goods                           99,464
                                         ---------
                                           662,215
   Less obsolescence reserve              (150,000)
                                         ----------
                                         $ 512,215
                                         ==========

4.  INCOME TAXES
As of March 31, 2002, the Company had net operating loss carry forwards of approximately $5,082,000 which expire in fiscal years 2006 through 2021 and $210,000 in research and development credits which can be used to offset federal income taxes. Credits will expire in fiscal years 2004 through 2007. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           MARCH 31,
                                                             2002
                                                         ------------
   Deferred tax assets:
     Net operating loss carryforwards                    $ 1,830,000
     Other                                                   129,000
     Tax credit carryforward                                 210,000
                                                         ------------
                                                           2,169,000
   Valuation allowance                                    (2,169,000)
                                                         ------------
                                                         $         -
                                                         ============

5.  NOTES PAYABLE
The Company has a note payable to a bank totaling $218,539 at March 31, 2002. The note accrues interest at a rate equal to 1.5% above the bank's index rate (6.25% at March 31, 2002). The note requires monthly payments with a balloon payment of the outstanding principal due October 15, 2002. Substantially all of the Company's assets are pledged as collateral on the note. Total interest paid was $19,247 and $31,769 for the years ended March 31, 2002 and March 31, 2001, respectively.

6.  CAPITAL LEASES
The Company has a lease payable to a leasing company totaling $247,793 at March 31, 2002. The lease has an effective annual rate of 8.48% with monthly payments of $8,894 through October 2004. The lease is for production equipment.

The Company has another lease payable to a leasing company totaling $271,527 at March 31, 2002. The lease has an effective annual rate of 8.96% with monthly payments of $6,123 through June 2006 and a payoff amount of $15,000 due June 2006. The lease is for production equipment.

The cost and accumulated amortization at March 31, 2002 for assets reported under capital lease obligations amounted to $634,865 and $70,953 respectively.

The Company's capital lease future payments are summarized as follows:

  YEAR
 ENDING                                    FUTURE
 MARCH 31,                                PAYMENTS
 ---------                                --------
   2003                                   $180,203
   2004                                    180,203
   2005                                    135,736
   2006                                     73,481
   2007                                     33,870
                                          --------
   Total payments                          603,493
   Less interest portion                    84,173
                                          --------
   Principal amount                        519,320
   Less current portion                    141,921
                                          --------
   Long-term obligation                   $377,399
                                          ========

7.  STOCK OPTIONS AND WARRANTS
Shareholders approved an amendment to the 2000 Stock Option Plan at the Company's Annual Meeting July 19, 2001 to increase the shares reserved for issuance under the plan from 2,000,000 shares to 5,000,000 shares. The plan provides for issuance to employees, Directors, and certain service providers of incentive stock options and non-statutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. Options granted are exercisable over a one- to six-year period or a one- to seven-year period from date of grant at prices not less than fair market value at the date the options are granted as determined by the Board of Directors. A summary of the Incentive Stock Options is shown in the following table:

                                                                             WEIGHTED AVERAGE
                                                  SHARES       OPTIONS        EXERCISE PRICE
                                                 RESERVED    OUTSTANDING         PER SHARE
                                              -----------------------------------------------
   Balance at March 31, 2000                   2,072,787       1,466,500            $.14
     Adjustment for change in stock plans     (1,443,037)           -                  -
     Granted                                    (631,500)        631,500             .75
     Exercised                                         -         (96,250)            .07
     Terminated                                    1,750          (1,750)            .16
                                              -----------------------------------------------
   Balance at March 31, 2001                           -       2,000,000             .33
     Additional options authorized             3,000,000            -                  -
     Granted*                                   (770,250)        770,250            1.27
     Exercised                                         -        (257,100)            .07
     Terminated                                   15,400         (15,400)            .17
                                              -----------------------------------------------
   Balance at March 31, 2002                   2,245,150       2,497,750            $.65
                                              ===============================================

*Includes 378,250 shares committed to in the year ended March 31, 2001 in excess of those authorized. Those options were issued following shareholder approval of an amendment to the Company's 2000 Stock Option Plan.

As of March 31, 2002 and 2001 there were exercisable options outstanding covering 1,429,750 and 1,124,958 shares, respectively, at a weighted average exercise price of $.50 and $.32 per share. The remaining weighted-average exercisable life was 4.7 and 4.0 years at March 31, 2002 and 2001.

The Company has elected to follow APB No. 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.8% for fiscal year 2002 and 5.6% for fiscal year 2001, expected volatility of 55%, a weighted-average expected life of the options of four to seven years, and no dividend yield.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                       YEAR ENDED MARCH 31,
                                                        2002         2001
                                                    --------------------------
   Net (loss) income:
        As reported                                 $(2,100,442)   $  127,268
        Pro forma adjustment for stock options         (185,650)     (228,649)
                                                     -------------------------
        Pro forma net (loss)                        $(2,286,092)   $ (101,341)
                                                     =========================

In fiscal year 2001, the Company issued five-year warrants in return for leasing rights. The warrants issued were exercisable immediately to purchase up to 27,345 shares of the Company's Common Stock at an exercise price of $.57 per share. The value assigned to these warrants of $13,823 is being amortized over the 36-month life of the leases.

8.  COMMON STOCK
The authorized stock of the Company is stated as 30,000,000 shares of Common Stock, $.01 par value and 50,000,000 shares of all types. The Company's Board of Directors may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

9.  SUBLICENSE AGREEMENT
The Company's founder, upon founding the Company, obtained a Technology
License Agreement (the "Agreement") with Honeywell, Inc., now Honeywell International, Inc. ("Honeywell"). The Agreement, which has been sublicensed to the Company, allows the use and sublicense of certain property dealing with MRAM technology in markets which are not central to the present or presently intended business markets of Honeywell, the developer of the technology.

In December 2000, the Company and Honeywell entered into a new agreement under which the Company gave up the right to further sublicense Honeywell MRAM technology from this date forward in exchange for a lump sum payment of $1.25 million. Under this agreement, the Company retains the right to access and use the Honeywell MRAM technology for product development.

10.  LICENSE AGREEMENTS
The Company has entered into two separate license agreements which provided for advanced payments plus royalties of 1% based upon revenue generated by the respective parties. To date, no royalties have been recognized under either agreement.

11.  ROYALTIES
We have licensed rights to another organization's GMR-related patents, which calls for payment of royalties of 1.5% of the sales of certain products. Payments under this license agreement have not been material.

12.  LEASES
The Company leases its facility under operating leases which expire from May 31, 2003 to December 31, 2003. Operating expenses, including maintenance, utilities, real estate taxes and insurance, are paid by the Company.

The Company also leases various pieces of equipment under operating leases. Terms of the leases range from 36 to 60 months through March 2006, with payments due the first of each month.

Total rent expense for operating leases, including building and equipment, was $444,041 and $773,517 for the years ended March 31, 2002 and 2001, respectively.

Future minimum payments under non-cancelable operating leases consist of the following at March 31, 2002:

  YEAR                                OPERATING LEASE
 ENDING                                FUTURE MINIMUM
 MARCH 31,                                   PAYMENTS
 ---------                            ---------------
   2003                                  $ 431,546
   2004                                    306,179
   2005                                     29,463
                                         ---------
   Total minimum lease payments          $ 767,188
                                         =========

13.  401(K) SAVINGS PLAN
The Company has a 401(k) savings plan. All employees are eligible to participate in the plan the first quarter subsequent to attaining the age of
21. Employees may contribute up to 15% of their gross wages. The Company makes matching contributions equal to 100% of the first 2% of elective salary deferral contributions made by eligible participants. The Company made matching contributions of $80,616 and $60,884 for the years ended March 31, 2002 and 2001.

14.  EMPLOYEE STOCK PURCHASE PLAN
Shareholders approved the Company's 2001 Employee Stock Purchase Plan ("ESPP") on July 19, 2001. The ESPP was implemented October 1, 2001, and provides for the issuance of up to one million shares of Common Stock. With certain exceptions, all employees of the Company who have been employed by the Company for at least one year and who are employed at least 20 hours per week and at least five months per year, including officers and directors who are employees, are eligible to participate in the ESPP. The ESPP consists of periodic offerings for a period determined by the Board of Directors. Under the ESPP, an employee may elect to have up to 10% deducted from regular salary to purchase shares. The price at which the employee's shares are purchased is the lower of
(a) 85% of the closing price of the Common Stock on the day that the offering commences or (b) 85% of the closing price of the Common Stock on the day that the offering terminates. The Company issued 14,195 shares of Common Stock in Fiscal 2002 under the ESPP.

15.  SUBSEQUENT EVENT
On April 19, 2002 the Company closed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation ("Cypress").

Cypress purchased 3.433 million shares of NVE Common Stock for $6.228 million. Cypress also received a warrant for the purchase of up to an additional two million shares of Common Stock for $3.00 per share for a term of three years.