Form 10QSB
period 2002-06-30
NVE CORP /NEW/
filed 2002-07-31
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2002

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

     Common Stock, $.01 Par Value - 20,785,549 shares outstanding as of July 25, 2002.

                      PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2002


ASSETS
Current assets:
   Cash                                                             $  873,688
   Investment securities                                             5,283,731
   Accounts receivable                                               1,129,385
   Inventories                                                         514,796
   Prepaid expenses and other assets                                   120,922
                                                                    -----------
Total current assets                                                 7,922,522
Fixed assets:
   Machinery and equipment                                           2,376,796
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              356,833
   Construction in progress                                             70,411
                                                                    -----------
                                                                     2,839,539
   Less accumulated depreciation                                     1,592,465
                                                                    -----------
Total fixed assets                                                   1,247,074
                                                                    -----------
Total assets                                                        $9,169,596
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    311,470
   Accrued payroll and other                                           367,915
   Deferred revenue                                                  1,193,273
   Current portion of capital lease obligations                        144,898
                                                                    -----------
Total current liabilities                                            2,017,556
   Capital lease obligations, less current portion                     340,038
                                                                    -----------
Total liabilities                                                    2,357,594

Shareholders' equity:
   Common stock                                                        207,855
   Additional paid-in capital                                       11,943,158
   Accumulated other comprehensive income                               23,098
   Accumulated deficit                                              (5,362,109)
                                                                    -----------
Total shareholders' equity                                           6,812,002
                                                                    -----------
Total liabilities and shareholders' equity                          $9,169,596
                                                                    ===========


                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                            STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED JUNE 30:


                                             2002           2001
                                         --------------------------
Revenue
  Contract research and development      $1,535,851     $1,112,596
  Product sales                             529,188        369,045
  License revenue                            97,917        181,249
                                         --------------------------
Total revenue                             2,162,956      1,662,890

Cost of sales                             1,340,146      1,202,081
                                         --------------------------
Gross profit                                822,810        460,809

Expenses
  Research and development                  328,602        277,073
  Selling, general & administrative         446,999        359,956
                                         --------------------------
Total expenses                              775,601        637,029
                                         --------------------------
Income (loss) from operations                47,209       (176,220)

  Interest income                            40,250         10,376
  Other income                                4,770         71,308
                                         --------------------------
Net income (loss)                            92,229        (94,536)
                                         ==========================
Net income (loss) per
  basic and diluted share                      -              (.01)
                                         ==========================

Weighted average shares outstanding:
  Basic                                  20,192,362     16,945,607
  Diluted                                21,711,367     16,945,607


                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED JUNE 30:


                                                         2002           2001
                                                     --------------------------
OPERATING ACTIVITIES
Net income (loss)                                    $    92,229    $  (94,536)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                        106,551        65,219
    Changes in operating assets and liabilities:
      Accounts receivable                                131,788       138,022
      Inventories                                         (2,581)        1,423
      Prepaid expenses and other                         (61,717)      (19,009)
      Accounts payable and accrued expenses             (136,097)     (110,475)
      Deferred revenue                                  (372,034)     (336,585)
                                                     --------------------------
Net cash used in operating activities                   (241,861)     (355,941)

INVESTING ACTIVITIES
Purchases of fixed assets                               (128,020)     (466,831)
Purchase of investment securities                     (5,260,633)         -
                                                     --------------------------
Net cash used in investing activities                 (5,388,653)     (466,831)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                 6,219,867        80,001
Repayment of note payable and capital lease obligations (252,923)      (13,491)
                                                     --------------------------
Net cash provided by financing activities              5,966,944        66,510
                                                     --------------------------
Increase (decrease) in cash                              336,430      (756,262)

Cash at beginning of period                              537,258     1,492,080
                                                     --------------------------
Cash at end of period                                $   873,688    $  735,818
                                                     ==========================


                              SEE ACCOMPANYING NOTES.

                                 NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1. Interim Financial Information
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that that these condensed financial statements be read in conjunction with the audited financial statements and the notes there to included in the Company's latest annual financial statements included in its report on Form 10-KSB. The results of operations for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2003.

2. Nature of Business
We develop and sell "spintronics" devices, which utilize electron spin rather than electron charge to acquire, store, and transmit information.

3. Revenue Recognition
Revenue from product sales to direct customers is recognized upon shipment. Revenue from licensing and technology development programs, which is nonrefundable and for which no significant future obligations exist, is recognized when the license is signed. Revenue from licensing and technology development programs, which is refundable, recoupable against future royalties, or for which future obligations exist, is recognized when the Company has completed its obligations under the terms of the agreements. Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

4. Earnings Per Share
The Company calculates its income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share during net loss periods because these securities would be anti-dilutive.

5. Reclassification
The Company has reclassified certain research and development costs related to contract research and development programs to cost of sales. Previously, these costs were included with research and development costs reported as operating expenses.

6. Investments
The Company classifies and accounts for debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's entire portfolio is classified as available for sale; thus, securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Accumulated other comprehensive income."

7.  Technology exchange agreement
On April 19, 2002 the Company closed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation ("Cypress"). Cypress purchased 3.433 million shares of NVE Common Stock for $6.228 million. Cypress also received a warrant for the purchase of up to an additional two million shares of Common Stock for $3.00 per share for a term of three years.

Item 2. Management's Discussion and Analysis or Plan of Operation.

General
     We develop and sell "spintronics" devices, which are integrated circuit type devices that rely on electron spin rather than electron charge to acquire, store, and transmit information in electronic systems. We derive revenue from three sources:

     1) contract spintronics research and development (principally government contracts);

     2) commercial sales of spintronic sensor and coupler products; and

     3) licenses for our magnetic random-access memory (MRAM) intellectual property.

Three months ended June 30, 2002 compared to three months ended June 30, 2001 The table shown below summarizes the percentage of revenues for the various items for the periods indicated:

                                                    Three Months Ended June 30,
                                                       2002             2001
                                                      -------          -------
Revenue:
  Research and development                             71.0 %           66.9 %
  Product sales                                        24.5             22.2
  License fees                                          4.5             10.9
                                                      -------          -------
Total revenues                                        100.0            100.0
Cost of sales                                          62.0             72.3
                                                      -------          -------
Gross profit                                           38.0             27.7
Total expenses                                         33.8             33.4
                                                      -------          -------
Net income (loss)                                       4.2 %           (5.7)%
                                                      =======          =======

     Revenue for the three months ended June 30, 2002 were $2,162,956, an increase of 30% from revenue of $1,662,890 for the three months ended
June 30, 2001. The increase was due primarily to a 43% increase in commercial product sales from $369,045 to $529,188. Contract research revenue increased 38%, from $1,112,596 to $1,535,851 due to increased government contract revenue and new revenue recognized under an agreement with Agilent Technologies, Inc. ("Agilent"). Increases in product revenue and contract research were partially offset by a decrease in license revenue from $181,249 to $97,917.

     Gross profit increased to 38% for the three months ended June 30, 2002 as compared to 27% for the three months ended June 30, 2001. This increase was due to higher yields on commercial products as well as increased margins on contract research and development.

     Research and development expenses increased 19% to $328,602 for the quarter ended June 30, 2002 as compared to $277,073 in the prior year's quarter. The increase was due to a greater emphasis on commercial product development.

     Selling, general and administrative expenses for the quarter ended
June 30, 2002 increased by 24% to $446,999 compared to $359,956 in the prior year. The increase was primarily due to higher expenses associated with commercial selling activities and additional expenses associated with the Cypress technology exchange.

     We reported net income of $92,229 for the quarter ended June 30, 2002 compared to a net loss of $94,536 for the quarter ended June 30, 2001. The profit was due to a change from operational losses to profits, and higher interest income on the Company's increased investments.

Liquidity and capital resources
     Net proceeds of $6,213,719 from the sale of common stock to Cypress Semiconductor Corporation in April 2002 were used primarily to retire debt and invest in available-for-sale securities. At June 30, 2002, the Company had $5,283,731 in available-for-sale securities, consisting of marketable fixed-income investments. We had cash on June 30, 2002 of $873,688 and working capital of $5,904,996. We believe our working capital is adequate for our current needs.

Critical accounting policies
     It is important to understand our significant accounting policies in order to understand our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates and assumptions that affect amounts reported in our consolidated financial statements and the accompanying notes. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position or results of operations for the periods presented in this report.

Revenue recognition
     Revenue from product sales to direct customers is recognized upon shipment. Revenue from licensing and technology development programs, which is nonrefundable and for which no significant future obligations exist, is recognized when the license is signed. Revenue from licensing and technology development programs, which is refundable, recoupable against future royalties, or for which future obligations exist, is recognized when the Company has completed its obligations under the terms of the agreements. Revenue from royalties is recognized upon the shipment of product from the Company's technology license partners to direct customers. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed. Payments received from licensing and technology development programs relating to future obligations as well as prepayments for future discounts on product sales are recorded as deferred revenue.

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

Income Taxes
     In determining the carrying value of the Company's net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. Management evaluates the realizability of the deferred assets quarterly and assesses the need for valuation allowances or reduction of existing allowances quarterly.


PART II--OTHER INFORMATION

Item 2. Changes in Securities.
     On April 12, 2002, we sold 3.433 million shares of unregistered Common Stock to Cypress Semiconductor Corporation. Net proceeds from the sale were $6,213,719, net of expenses. As part of the sale, Cypress was also granted a warrant to purchase up to an additional two million shares of Common Stock at a price of $3.00 per share for a term of three years. The sale was under Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.


Item 6. Exhibits and Reports on Form 8-K.
        a. Exhibits
            10.1 Stock Purchase Agreement dated April 12, 2002 with Cypress
                 Semiconductor Corporation.

            10.2 Cypress Semiconductor Corporation Common Stock Purchase
                 Warrant dated April 12, 2002.

            10.3 License Agreement dated April 12, 2002 with Cypress
                 Semiconductor Corporation
                 (confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule24b-2 or Rule 406).

        b. Reports on Form 8-K
           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.


                                       NVE CORPORATION


Dated:   July 31, 2002                 By /s/ Daniel A. Baker
                                          -------------------------------------
                                          Daniel A. Baker
                                          President and Chief Executive Officer


                                       By /s/ Richard George
                                          -------------------------------------
                                          Richard George
                                          Chief Financial Officer