Form 10QSB
period 2002-09-30
NVE CORP /NEW/
filed 2002-10-25
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2002

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

     Common Stock, $.01 Par Value - 20,799,549 shares outstanding as of October 25, 2002.

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                SEPTEMBER 30, 2002


Current assets:
   Cash                                                             $  470,653
   Investment securities                                             5,653,311
   Accounts receivable, net                                          1,291,361
   Inventories                                                         636,796
   Prepaid expenses and other assets                                   197,337
                                                                    -----------
Total current assets                                                 8,249,458
Fixed assets:
   Machinery and equipment                                           2,612,803
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              365,187
   Construction in progress                                             11,826
                                                                    -----------
                                                                     3,025,315
   Less accumulated depreciation                                     1,717,659
                                                                    -----------
Total fixed assets                                                   1,307,656
                                                                    -----------
Total assets                                                        $9,557,114
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  491,314
   Accrued payroll and other                                           508,566
   Deferred revenue                                                  1,065,590
   Current portion of capital lease obligations                        147,937
                                                                    -----------
Total current liabilities                                            2,213,407
   Capital lease obligations, less current portion                     301,894
                                                                    -----------
Total liabilities                                                    2,515,301

Shareholders' equity:
   Common stock                                                        207,943
   Additional paid-in capital                                       11,944,569
   Accumulated other comprehensive income                               91,114
   Accumulated deficit                                              (5,201,813)
                                                                    -----------
Total shareholders' equity                                           7,041,813
                                                                    -----------
Total liabilities and shareholders' equity                          $9,557,114
                                                                    ===========


                           SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                            STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30:


                                             2002           2001
                                         --------------------------
Revenue
  Contract research and development      $1,633,915     $  959,747
  Product sales                             612,812        326,920
  License revenue                            97,917        181,249
                                         --------------------------
Total revenue                             2,344,644      1,467,916

Cost of sales                             1,508,900      1,281,766
                                         --------------------------
Gross profit                                835,744        186,150

Expenses
  Research and development                  288,256        380,210
  Selling, general & administrative         456,441        483,563
                                         --------------------------
Total expenses                              744,697        863,773
                                         --------------------------
Income (loss) from operations                91,047       (677,623)

  Interest income                            55,430          4,208
  Interest expense                           (9,992)        (6,181)
  Other income                               23,811          2,809
                                         --------------------------
Net income (loss)                        $  160,296     $ (676,787)
                                         ==========================
Net income (loss) per
  basic and diluted share                $      .01     $     (.04)
                                         ==========================

Weighted average shares outstanding:
  Basic                                  20,786,895     17,012,861
  Diluted                                22,192,426     17,012,861


                           SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                             STATEMENT OF OPERATIONS
                          SIX MONTHS ENDED SEPTEMBER 30:

                                             2002           2001
                                         --------------------------
Revenue
  Contract research and development      $3,169,766     $2,072,343
  Product sales                           1,142,000        695,965
  License revenue                           195,834        362,498
                                         --------------------------
Total revenue                             4,507,600      3,130,806

Cost of sales                             2,849,046      2,483,847
                                         --------------------------
Gross profit                              1,658,554        646,959

Expenses
  Research and development                  616,858        657,283
  Selling, general & administrative         903,440        843,519
                                         --------------------------
Total expenses                            1,520,298      1,500,802
                                         --------------------------
Income (loss) from operations               138,256       (853,843)

  Interest income                            95,680         14,584
  Interest expense                          (22,898)       (12,591)
  Other income                               41,487         80,527
                                         --------------------------
Net income (loss)                        $  252,525     $ (771,323)
                                         ==========================
Net income (loss) per
  basic and diluted share                $      .01     $     (.05)
                                         ==========================

Weighted average shares outstanding:
  Basic                                  20,489,628     16,979,234
  Diluted                                21,895,159     16,979,234


                           SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                             STATEMENT OF CASH FLOWS
                           SIX MONTHS ENDED SEPTEMBER 30:


                                                          2002           2001
                                                      --------------------------
OPERATING ACTIVITIES
Net income (loss)                                     $  252,525    $  (771,323)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and amortization                        243,682        127,132
    Changes in operating assets and liabilities:
      Accounts receivable                                (50,285)       179,323
      Agilent receivable                                       -     (1,100,000)
      Inventories                                       (124,581)        37,853
      Prepaid expenses and other                        (118,035)        35,132
      Accounts payable and accrued expenses              184,398        (76,767)
      Deferred revenue                                  (499,717)       675,389
                                                      --------------------------
Net cash used in operating activities                   (112,013)      (893,261)

INVESTING ACTIVITIES
Purchases of fixed assets                               (313,796)      (253,983)
Purchases of investment securities                    (5,574,134)
                                                      --------------------------
Net cash used in investing activities                 (5,887,930)      (253,983)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                 6,221,366         83,699
Repayment of note payable and
  capital lease obligations                             (288,028)       (23,016)
                                                      --------------------------
Net cash provided by financing activities              5,933,338         60,683
                                                      --------------------------
Decrease in cash                                         (66,605)    (1,086,561)

Cash at beginning of period                              537,258      1,492,080
                                                      --------------------------
Cash at end of period                                 $  470,653    $   405,519
                                                      ==========================


                           SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1.  INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that that these condensed financial statements be read in conjunction with the audited financial statements and the notes there to included in our latest annual financial statements included in its report on Form 10-KSB. The results of operations for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2003.

2.  NATURE OF BUSINESS
We develop and sell "spintronics" devices, which rely on electron spin rather than electron charge to acquire, store, and transmit information.

3.  REVENUE RECOGNITION
Revenue from product sales to direct customers is recognized upon shipment. Revenue from licensing and technology development programs, which is nonrefundable and for which no significant future obligations exist, is recognized when the license is signed. Revenue from licensing and technology development programs, which is refundable, recoupable against future royalties, or for which future obligations exist, is recognized when we have completed our obligations under the terms of the agreements. Revenue from royalties is recognized upon the shipment of product from our technology license partners to direct customers. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed.

4.  EARNINGS PER SHARE
We calculate our income (loss) per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share during net loss periods because these securities would be anti-dilutive.

5.  RECLASSIFICATION
We reclassified certain research and development costs related to contract research and development programs to cost of sales. Previously, these costs were included with research and development costs reported as operating expenses.

6.  INVESTMENTS
We classify and account for debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's entire portfolio is classified as available for sale; thus, securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Accumulated other comprehensive income."

7.  COMPREHENSIVE INCOME
The components of comprehensive income (loss) are as follows:

                                    Three months               Six months
                                 ended September 30,       ended September 30,
                                 2002          2001        2002          2001
                               --------    ----------    --------    ----------
Net income (loss)              $160,296    $(676,787)    $252,525    $(771,323)
Change in unrealized gains       68,016         -          91,114         -
                               --------    ----------    --------    ----------
Comprehensive income (loss)    $228,312    $(676,787)    $343,639    $(771,323)
                               ========    ==========    ========    ==========

8.  INVENTORIES
Inventories consist of the following:

Raw materials                $187,864
Work-in-process               487,262
Finished goods                161,670
                             ---------
                              836,796
Less obsolescence reserve    (200,000)
                             ---------
                             $636,796
                             =========

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


Revenue recognition

     Revenue from product sales to direct customers is recognized upon shipment. Revenue from licensing and technology development programs, which is nonrefundable and for which no significant future obligations exist, is recognized when the license is signed. Revenue from licensing and technology development programs, which is refundable, recoupable against future royalties, or for which future obligations exist, is recognized when we complete our obligations under the terms of the agreements. Revenue from royalties is recognized upon the shipment of product from our technology license partners to direct customers. Certain research and development activities are conducted for third parties and such revenue is recognized as the services are performed. Payments received from licensing and technology development programs relating to future obligations as well as prepayments for future discounts on product sales are recorded as deferred revenue.


Bad Debt

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.
If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

     We reduce the stated value of our inventory for excess quantities or obsolescence in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional reductions in stated value may be required.


Income Taxes

     In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. Our management evaluates the realizability of the deferred assets quarterly and assesses the need for valuation allowances or reduction of existing allowances quarterly.


Internal Controls

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, our management has reviewed our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) as of a date within 90 days prior to this quarterly report (the "Evaluation Date"). Our management believes that such disclosure controls and procedures as of the Evaluation Date were adequate to ensure that material information relating to the company is made known to management by others within the company. To management's knowledge, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     The table shown below summarizes the percentage of revenue for the various items for the periods indicated:

                                     Three months ended September 30,
                                          2002             2001
                                         -------          -------
Revenue:
  Research and development                69.7 %           65.4 %
  Product sales                           26.1             22.3
  License fees                             4.2             12.3
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             64.4             87.3
                                         -------          -------
Gross profit                              35.6             12.7
Total expenses                            28.8             58.8
                                         -------          -------
Net (loss) income                          6.8 %          (46.1)%
                                         =======          =======

     Revenue for the three months ended September 30, 2002 was $2,344,644, an increase of 60% from revenue of $1,467,916 for the three months ended September 30, 2001. The revenue increase was due to increases in commercial product sales and research and development revenue. Commercial product sales increased 87% to $612,812 from $326,920. Research and development revenue increased 70% to $1,633,915 from $959,747 due to increased government contract revenue and new revenue recognized under an agreement with Agilent Technologies, Inc. Increases in commercial product sales and research and development revenue were partially offset by a decrease in license revenue from $181,249 to $97,917. The decrease in license revenue was due to completion of revenue recognition for one of our MRAM license agreements.

     Gross profit increased to 36% for the three months ended September 30, 2002 as compared to 13% for the three months ended September 30, 2001. Gross profit on commercial product sales increased to 51% and gross profit on contract research and development increased to 26% for the three months ended September 30, 2002 as compared to (5%) and 1% for the three months ended September 30, 2001. This increase was due to higher yields on commercial products as well as increased margins on contract research and development.

     Research and development expenses decreased 24% to $288,256 for the three months ended September 30, 2002 as compared to $380,210 in the three months ended September 30, 2001. The decrease was due to completion of the development of some of our commercial products.

     Selling, general and administrative expenses for the three months ended September 30, 2002 decreased by 6% to $456,441 compared to $483,563 in the prior year. The decrease was primarily due to general and administrative efficiencies and cost-containment.

     Net income totaled $160,296 for the three months ended September 30, 2002 compared to a net loss of $676,787 for the three months ended September 30, 2001. The profit was due to a change from operational losses to profits, lower interest expense from the retirement of high-cost debt, and higher interest income from our investments.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 2001

     The table shown below summarizes the percentage of revenue for the various items for the periods indicated:

                                      Six Months Ended September 30,
                                          2002             2001
                                         -------          -------
Revenue:
  Research and development                70.3 %           66.2 %
  Product sales                           25.3             22.2
  License fees                             4.4             11.6
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             63.2             79.3
                                         -------          -------
Gross profit                              36.8             20.7
Total expenses                            31.2             45.3
                                         -------          -------
Net income (loss)                          5.6 %          (24.6)%
                                         =======          =======

     Revenue for the six months ended September 30, 2002 was $4,507,600, an increase of 44% from revenue of $3,130,806 for the six months ended September 30, 2001. The revenue increase was due to increases in commercial product sales and research and development revenue. Commercial product sales increased 64% to $1,142,000 from $695,965. Research and development revenue increased 53% to $3,169,766 from $2,072,343 due to increased government contract revenue and new revenue recognized under an agreement with Agilent Technologies, Inc. Increases in commercial product sales and research and development revenue were partially offset by a decrease in license revenue from $362,498 to $195,834. The decrease in license revenue was due to completion of revenue recognition for one of our MRAM license agreements.

     Research and development expenses decreased by 6% to $616,858 for the six months ended September 30, 2002 as compared to $657,283 in the six months ended September 30, 2001. The decrease was due to completion of the development of some of our commercial products.

     Gross profit margins increased to 37% for the six months ended September 30, 2002 as compared to 21% for the six months ended September 30, 2001. Gross profit on commercial product sales increased to 50% and gross profit on contract research and development increased to 28% for the six months ended September 30, 2002 as compared to 24% and 6% for the six months ended September 30, 2001. This increase was due to higher yields on commercial products as well as increased margins on contract research and development.

     Selling, general and administrative expenses for the six months ended September 30, 2002 increased by 7% to $903,440 compared to $843,519 in the prior year. The increase was primarily due to higher expenses associated with a ramp-up in commercial selling activities.

     Net income totaled $252,525 for the six months ended September 30, 2002 compared to a net loss of $771,323 for the six months ended September 30, 2001. The profit was due to a change from operational losses to profits, lower interest expense from the retirement of high-cost debt, and higher interest income on our increased investments.

Liquidity and capital resources

     At September 30, 2002, we had $5,653,311 in available-for-sale securities, consisting of marketable fixed-income investments. We had cash on September 30, 2002 of $470,653 and working capital of $6,036,051. We believe our working capital is adequate for our current needs.

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on July 25, 2002. There were 20,785,549 shares of common stock entitled to vote at the meeting with a total of 17,457,328 shares or 84.0% represented at the meeting.

     The shareholders elected six directors for a term of one year. The shareholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all the nominees:

                                       Votes For      Votes Withheld
              Terrence Glarner         17,454,158           3,170
              Daniel A. Baker          17,454,158           3,170
              James Daughton           17,454,158           3,170
              Herbert Goronkin         17,454,158           3,170
              Robert Irish             17,454,158           3,170
              Jeffrey K. Kaszubinski   17,449,158           8,170


Item 5. Other Information

     On September 18, 2002, we executed an amended lease for our principal offices, located at 11409 Valley View Road, Eden Prairie, Minnesota 55344. The space consists of 21,362 square feet of offices, production space, and laboratories. The amendment extends through December 31, 2006 a lease which would have expired December 31, 2003. We believe this space will be adequate for our needs for the next several years.

     The new amendment reduces our base rent due in calendar year 2003 from $15,773 per month to $9,375 per month. In addition to base rent, we pay operating expenses for the space including maintenance, utilities, real estate taxes and insurance.

     The original lease and the recent lease amendment are filed herein.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits.
           Exhibit 10.1: Lease dated October 1, 1998 between the Registrant and Glenborough Properties, L.P.

           Exhibit 10.2: Amendment dated September 18, 2002 to lease between the Registrant and Glenborough Properties, L.P.

        b. Reports on Form 8-K
           We submitted a Form 8-K on August 8, 2002 including certifications for our Quarterly Report on Form 10-QSB for the period ending June 30, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.

NVE CORPORATION

Date: October 25, 2002


By /s/ Daniel A. Baker
-------------------------------------
Daniel A. Baker
President and Chief Executive Officer


By /s/ Richard George
-------------------------------------
Richard George
Chief Financial Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NVE Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

           1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 25, 2002


By /s/ Daniel A. Baker
-------------------------------------
Daniel A. Baker
President and Chief Executive Officer


By /s/ Richard George
-------------------------------------
Richard George
Chief Financial Officer

                    CERTIFICATIONS PURSUANT TO SECTION 302

I, Daniel A. Baker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NVE Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002

/s/ Daniel A. Baker
-------------------------------------
Daniel A. Baker
President and Chief Executive Officer

I, Richard George, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of NVE Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002

/s/ Richard George
-----------------------
Richard George
Chief Financial Officer