Form 10QSB
period 2002-12-31
NVE CORP /NEW/
filed 2003-01-29
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2002

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

     Common Stock, $.01 Par Value - 4,172,328 shares outstanding as of January 24, 2003.

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2002

Current assets:
   Cash                                                             $  365,489
   Investment securities                                             5,655,474
   Accounts receivable, net                                          1,350,930
   Inventories                                                         846,293
   Prepaid expenses and other assets                                   178,846
                                                                    -----------
Total current assets                                                 8,397,032
Fixed assets:
   Machinery and equipment                                           2,682,384
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              365,187
   Construction in progress                                             11,826
                                                                    -----------
                                                                     3,094,896
   Less accumulated depreciation                                     1,835,701
                                                                    -----------
Total fixed assets                                                   1,259,195
                                                                    -----------
Total assets                                                        $9,656,227
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  386,696
   Accrued payroll and other                                           492,581
   Deferred revenue                                                  1,082,028
   Current portion of capital lease obligations                        151,039
                                                                    -----------
Total current liabilities                                            2,112,344
   Capital lease obligations, less current portion                     262,952
                                                                    -----------
Total liabilities                                                    2,375,296

Shareholders' equity:
   Common stock                                                         41,634
   Additional paid-in capital                                       12,114,278
   Accumulated other comprehensive income                               92,671
   Accumulated deficit                                              (4,967,652)
                                                                    -----------
Total shareholders' equity                                           7,280,931
                                                                    -----------
Total liabilities and shareholders' equity                          $9,656,227

                                                                    ===========


                           SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                           STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                         December 31    December 30
                                             2002           2001
                                         --------------------------
Revenue
  Contract research and development      $1,673,502     $1,246,875
  Product sales                             565,633        402,168
  License revenue                            97,917        125,699
                                         --------------------------
Total revenue                             2,337,052      1,774,742

Cost of sales                             1,424,507      1,332,045
                                         --------------------------
Gross profit                                912,545        442,697

Expenses
  Research and development                  327,472        475,266
  Selling, general & administrative         420,862        405,368
                                         --------------------------
Total expenses                              748,334        880,634
                                         --------------------------
Income (loss) from operations               164,211       (437,937)

  Interest income                            58,454          4,099
  Interest expense                           (9,210)       (21,346)
  Other income (expense)                     20,706         20,188
                                         --------------------------
Net income (loss)                           234,161       (434,996)
                                         ==========================

Net income (loss) per share-basic               .06           (.13)
                                         ==========================
Net income (loss) per share-diluted             .05           (.13)
                                         ==========================

Weighted average shares outstanding:
  Basic                                   4,159,718      3,420,996
  Diluted                                 4,466,199      3,420,996


                              SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                            STATEMENTS OF OPERATIONS

                                             Nine Months Ended
                                         December 31    December 30
                                             2002           2001
                                         --------------------------
Revenue
  Research and development               $4,843,268     $3,319,218
  Product sales                           1,707,633      1,098,133
  License Revenue                           293,751        488,197
                                         --------------------------
Total Revenue                             6,844,652      4,905,548

Cost of sales                             4,273,553      3,815,892
                                         --------------------------
Gross profit                              2,571,099      1,089,656

Expenses
  Research and development                  944,330      1,132,549
  Selling, general & administrative       1,324,302      1,248,887
                                         --------------------------
Total expenses                            2,268,632      2,381,436
                                         --------------------------
Income (loss) from operations               302,467     (1,291,780)

  Interest income                           154,134         18,683
  Interest expense                          (32,108)       (33,937)
  Other income (expense)                     62,193        100,715
                                         --------------------------
Net income (loss)                           486,686     (1,206,319)
                                         ==========================

Net income (loss) per share-basic               .12           (.35)
                                         ==========================
Net income (loss) per share-diluted             .11           (.35)
                                         ==========================

Weighted average shares outstanding:
  Basic                                   4,118,523      3,399,101
  Diluted                                 4,425,004      3,399,101


                              SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                      December 31    December 30
                                                          2002           2001
                                                      --------------------------
OPERATING ACTIVITIES
Net income (loss)                                     $   486,686   $(1,206,319)
Adjustments to reconcile net loss to net cash
  provided used in operating activities:
    Depreciation and amortization                         370,398       233,452
    Changes in operating assets and liabilities:
      Accounts receivable                                 (89,757)      188,753
      Inventories                                        (334,078)      107,195
      Prepaid expenses and other                         (119,641)       39,992
      Accounts payable and accrued expenses                63,795      (208,253)
      Deferred revenue                                   (483,279)      481,140
                                                      --------------------------
Net cash used in operating activities                    (105,876)     (364,040)

INVESTING ACTIVITIES
Purchases of fixed assets                                (383,377)     (855,310)
Purchases of investment securities                     (5,583,414)         -
                                                      --------------------------
Net cash used in investing activities                  (5,966,791)     (855,310)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                  6,224,766        89,599
(Repayment of) proceeds from notes payable and
  capital lease obligations                              (323,868)      508,511
                                                      --------------------------
Net cash provided by financing activities               5,900,898       598,110
                                                      --------------------------
Decrease in cash                                         (171,769)     (621,240)

Cash at beginning of period                               537,258     1,492,080
                                                      --------------------------
Cash at end of period                                 $   365,489   $   870,840

                                                      ==========================


                              SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


1.  INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our report on Form 10-KSB. The results of operations for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2003.

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

6.  COMPREHENSIVE INCOME
The components of comprehensive income (loss) are as follows:

                                     Three months ended
                               December 31     December 30
                                   2002            2001
                               -----------     ------------
Net income (loss)                $234,161        $(434,996)
Change in unrealized gains          1,557             -
                               -----------     ------------
Comprehensive income (loss)      $235,718        $(434,996)
                               ===========     ============


                                     Nine months ended
                               December 31     December 30
                                   2002            2001
                               -----------     ------------
Net income (loss)                $486,686      $(1,206,319)
Change in unrealized gains         92,671             -
                               -----------     ------------
Comprehensive income (loss)      $579,357      $(1,206,319)
                               ===========     ============

7.  INVENTORIES
Inventories consist of the following:

Raw materials              $  347,901
Work-in-process               523,025
Finished goods                175,367
                           -----------
                            1,046,293
Less obsolescence reserve    (200,000)
                           -----------
                           $  846,293
                           ===========

8.  STOCK SPLIT
We executed a one-for-five reverse split of our Common Stock to stockholders of record at the close of business on November 21, 2002. All share and per share amounts have been restated for both 2002 and 2001 in the accompanying financial statements.

9.  NEW ACCOUNTING PRONOUNCEMENTS
On December 31, 2002, the FASB issued Statement 148 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148 does not amend Statement No. 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in Statement No. 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees.

Statement No. 148 is effective for fiscal years ending after December 15, 2002, with earlier application permitted for entities with fiscal years ending prior to December 15, 2002, provided that financial statements for the 2002 fiscal year were not issued prior to the issuance of Statement No. 148 (December 31, 2002). The disclosure requirements for interim financial statements containing condensed financial statements are effective for interim periods beginning after December 15, 2002.

10.  TECHNOLOGY EXCHANGE AGREEMENT
On April 19, 2002 the Company closed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation ("Cypress"). Cypress purchased 686,600 shares of NVE Common Stock for $6.228 million. Cypress also received a warrant for the purchase of up to an additional 400,000 shares of Common Stock for $15.00 per share for a term of three years.

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

Three months ended December 31, 2002 compared to three months ended December 30, 2001

     The table shown below summarizes the percentage of revenue for the various items for the periods indicated:

                                              Three months ended
                                         December 31      December 30
                                             2002             2001
                                         -----------      -----------
Revenue:
  Research and development                71.6 %           70.2 %
  Product sales                           24.2             22.7
  License fees                             4.2              7.1
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             61.0             75.1
                                         -------          -------
Gross profit                              39.0             24.9
Total expenses                            29.0             49.5
                                         -------          -------
Net income (loss)                         10.0 %          (24.6)%
                                         =======          =======

     Revenue for the three months ended December 31, 2002 was $2,337,052, an increase of 32% from revenue of $1,774,742 for the three months ended December 30, 2001. The revenue increase was due to increases in commercial product sales and research and development revenue. Commercial product sales increased 41% to $565,633 from $402,168. Research and development revenue increased 34% to $1,673,502 from $1,246,875 due to increased government contract revenue and increased revenue recognized under our agreement with Agilent Technologies, Inc. Increases in commercial product sales and research and development revenue were partially offset by a decrease in license revenue from $125,699 to $97,917. The decrease in license revenue was due to completion of revenue recognition for one of our MRAM license agreements.

     Gross profit increased to 39% for the three months ended December 31, 2002 as compared to 25% for the three months ended December 30, 2001. Gross profit on commercial product sales and contract research and development increased
50% and 32%, respectively, for the three months ended December 31, 2002 as compared to (3%) and 26% for the three months ended December 30, 2001. This increase was due to higher yields on commercial products as well as increased margins on contract research and development.

     Research and development expenses decreased 31% to $327,472 for the three months ended December 31, 2002 as compared to $475,266 in the three months ended December 30, 2001. The decrease was due to completion of the development of some of our commercial products.

     Selling, general and administrative expenses for the three months ended December 31, 2002 increased by 4% to $420,862 compared to $405,368 for the Three months ended December 30, 2001. The increase was primarily due to an increase in product marketing.

     Net income totaled $234,161 for the three months ended December 31, 2002 compared to a net loss of $434,996 for the three months ended December 30, 2001. The increase in net income was due to a change from operational losses to profits, lower interest expense from the retirement of high-cost debt, and higher interest income from our investments.

Nine months ended December 31, 2002 compared to nine months ended
December 30, 2001

     The table shown below summarizes the percentage of revenue for the various items for the periods indicated:

                                              Nine Months Ended
                                         December 30      December 31
                                            2002             2001
                                         -----------      -----------
Revenue:
  Research and development                70.8 %           67.7 %
  Product sales                           24.9             22.4
  License fees                             4.3              9.9
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             62.4             77.8
                                         -------          -------
Gross profit                              37.6             22.2
Total expenses                            30.5             46.8
                                         -------          -------
Net income (loss)                          7.1 %          (24.6)%
                                         =======          =======


     Revenue for the nine months ended December 31, 2002 was $6,844,652, an increase of 40% from revenue of $4,905,548 for the nine months ended December 30, 2001. The revenue increase was due to increases in commercial product sales and research and development revenue. Commercial product sales increased 56% to $1,707,633 from $1,098,133. Research and development revenue increased 46% to $4,843,268 from $3,319,218 due to increased government contract revenue and increased revenue recognized under our agreement with Agilent Technologies, Inc. Increases in commercial product sales and research and development revenue were partially offset by a decrease in license revenue from $488,197 to $293,751. The decrease in license revenue was due to completion of revenue recognition for one of our MRAM license agreements.

     Research and development expenses decreased by 17% to $944,330 for the nine months ended December 31, 2002 as compared to $1,132,549 in the nine months ended December 30, 2001. The decrease was due to completion of the development of some of our commercial products.

     Gross profit margins increased to 38% for the nine months ended December 31, 2002 as compared to 22% for the nine months ended December 30, 2001. Gross profit on commercial product sales increased to 50% and gross profit on contract research and development increased to 29% for the nine months ended December 31, 2002 as compared to 14% and 13% for the nine months ended December 30, 2001. This increase was due to higher yields on commercial products as well as increased margins on contract research and development.

     Selling, general and administrative expenses for the nine months ended December 31, 2002 increased by 6% to $1,324,302 compared to $1,248,887 for the nine months ended December 30, 2001. The increase was primarily due to higher expenses associated with a ramp-up in commercial selling activities.

     Net income totaled $486,686 for the nine months ended December 31, 2002 compared to a net loss of $1,206,319 for the nine months ended December 30, 2001. The increase in net income was due to a change from operational losses to profits, and higher interest income on our increased investments.

Liquidity and capital resources

     At December 31, 2002, we had $5,655,474 in available-for-sale securities, consisting of marketable fixed-income investments. We had cash on December 31, 2002 of $365,489 and working capital of $6,284,688. We believe our working capital is adequate for our current needs.


Recent Developments

     On November 11, 2002, we announced plans for a one-for-five reverse split of our Common Stock, and also announced that our board of directors had authorized the repurchase of up to 50,000 post-split shares of our Common Stock. Through December 31, 2002 we had not repurchased any shares under the repurchase program.

     We executed a one-for-five reverse split of our Common Stock to shareholders of record at the close of business on November 21, 2002. In conjunction with the reverse split, we changed our Common Stock CUSIP number to 629-445-20-6 from 629-445-10-7, and the trading symbol to NVCR from NVEC.

     On January 22, 2003, our Common Stock began trading on the Nasdaq SmallCap Market under the symbol NVEC, which was the symbol prior to the November 21, 2002 reverse split. The CUSIP number was unchanged from the post-split number.


Outlook

     Thus far our commercial product revenues have continued to grow rapidly, although we believe adverse economic conditions may be limiting our growth in our core industrial control market.

     We continue to take steps related to our business strategy, which includes the following key elements:

     o Grow our commercial product business by expanding distribution and product promotion

     o Develop new products based on modules and designs we have developed

     o Support product research and development with government contract research and development

     o Deploy our MRAM intellectual property through manufacturing partnerships

     In line with this strategy, we have invested in training and supporting our new representatives and distributors to maximize their productivity, and we delivered our first couplers to be distributed by Agilent Technologies, Inc. We expanded our "Hate Optos" advertising campaign, and produced a new sensor product-line catalog.

     We announced several new sensor products and continued to invest in development of faster and more cost-effective coupler products. Contract research and development programs continue, including advanced sensors and couplers.

     We continue our MRAM research, and supported our manufacturing partners, especially Cypress Semiconductor Corp.

     We expect commercial product revenues to continue to grow, and we anticipate profitability to continue in the quarter ending March 31, 2003. In the fiscal year beginning April 2003, approximately $250,000 per quarter of contract research and development from Agilent milestone achievements and recognition of MRAM license revenues of approximately $98,000 per quarter will cease. We may be able to replace those revenue and profit sources with expanded commercial product sales, but there can be no assurance we will continue to be profitable.

Item 3. Controls and Procedures.

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                          PART II--OTHER INFORMATION


Item 5. Other Information

     On January 22, 2003, our Common Stock began trading on the Nasdaq SmallCap Market. Prior to being listed on the Nasdaq SmallCap Market, our Common Stock was traded on the Over-the-Counter Bulletin Board.

     On October 25, 2002, our Board approved amended Articles of Incorporation to adjust authorized shares in conjunction with a reverse split of our common stock. The amended Articles of Incorporation are filed herein.

     We executed an amendment dated October 18, 2002 to our Agreement with Agilent Technologies, Inc. The amendment recognizes the completion of key milestones in the qualification of our technology, and adjusts certain tine periods accordingly. The amendment is filed herein.


Item 6. Exhibits and Reports on Form 8-K

        a. Exhibits.
           Exhibit 3: Amended and Restated Articles of Incorporation of the Company as amended by the Board of Directors effective November 21, 2002.

           Exhibit 10.1: Amendment dated October 18, 2002 to OEM Purchase Agreement with Agilent Technologies, Inc.

           Exhibit 10.2: OEM Purchase Agreement with Agilent Technologies, Inc., incorporated by reference to our report on Form 10QSB filed
           October 26, 2001 (confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule24b-2 or Rule 406).

        b. Reports on Form 8-K
           None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.

NVE CORPORATION

Date: January 28, 2003


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

Date: January 28, 2003

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

Date: January 28, 2003

/s/ Richard George
-----------------------
Richard George
Chief Financial Officer