Form 10KSB
period 2003-03-31
NVE CORP /NEW/
filed 2003-05-16
CIK 724910

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      For the fiscal year ended  March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________________to____________________

                                              Commission file number  000-12196

                                  NVE Corporation
                   (Name of small business issuer in its charter)

                         Minnesota
(State or other jurisdiction of incorporation or organization)

                        41-1424202
          (I.R.S. Employer Identification No.)

11409 Valley View Road, Eden Prairie, Minnesota                        55344
       (Address of principal executive offices)                      (Zip code)

Issuer's telephone number  (952) 829-9217

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

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for the most recent fiscal year:  $9,447,490

     The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant, as of May 16, 2003, was approximately $8,166,498 based on the last sale price reported for such date on The NASDAQ Stock Market.

The number of shares of the Registrant's Common Stock (par value $0.01) outstanding as of May 16, 2003 was 4,174,778.

                   DOCUMENTS INCORPORATED BY REFERENCE

Parts of our Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 hereof.

     Transitional Small Business Disclosure Format (Check one): Yes[ ]; No [X]

                                     PART I

FORWARD LOOKING STATEMENTS
     Certain statements included in this Annual Report on Form 10-KSB and the documents incorporated by reference, except for the historical information contained herein, may be "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the safe harbors created by those statutes, and further, may contain "forward-looking statements" that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions identify forward-looking statements. Although we believe that expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will prove to have been correct and actual results may be different from those described. Future events involve risks and uncertainties including, among others, such factors as industry economic trends, our dependence on significant suppliers, including Taiwan Semiconductor Manufacturing Corporation for foundry semiconductor wafers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, competitive threats and the other risks discussed in the "Risk Factors" section of this report. Some of these risks and uncertainties are outside the control of management. Readers are cautioned against placing undue reliance on the forward-looking statements due to these risks and uncertainties and are cautioned to review the historical information and statements of risk contained herein.

Item 1.  Description of Business.

In General
     We develop and sell devices using "spintronics," a technology we helped pioneer, which utilizes electron spin rather than electron charge to acquire, store, and transmit information. Our products include magnetic sensors to acquire ultra-precise data such as the position of a robot arm, and couplers to transmit data between electronic systems at very high speed. We are also a licensor of spintronics/magnetic random access memory technology, commonly referred to as MRAM, which we believe has the potential to revolutionize electronic memory.

     We currently have two commercial product lines based on our spintronics technology:
     1. Sensors to precisely and quickly determine position;
     2. Couplers which transmit digital data at high speed.

     We believe there are four primary advantages of our devices:
* Bandwidth--Based on a comparison of specifications, our devices are five to ten times faster than optical couplers. This higher speed maximizes network productivity.

* Bounds--Our devices can withstand more electrical noise than optical devices, resulting in longer data transmission range in noisy environments.

* Bits--More precise (more useful bits) for more productive controls and robotics.

* Boxes--Unlike optical couplers, our devices can transmit several data channels with a single one millimeter-scale element. This allows system miniaturization and cost savings compared to conventional devices.

     We were founded in 1989 primarily as a government contract research company. During the past several years we began licensing our intellectual property to others, including Union Semiconductor Technology Corporation
(USTC), Honeywell International (Honeywell), Motorola, Inc. (Motorola), and Cypress Semiconductor Corporation (Cypress). We have also begun selling commercial products, primarily for factory automation. Our products are sold throughout the world through a network of manufacturers' representatives and distributors. We also have an agreement with Agilent Technologies, Inc. to distribute our couplers under their brand. Our commercial product revenues have been growing rapidly, allowing us to make a profit in the most recent fiscal year.

History and Background
     Our predecessor, Nonvolatile Electronics, Incorporated, was incorporated under the laws of the state of Minnesota in 1989 to exploit and continue development of research completed by our founder, Dr. James M. Daughton, while employed with Honeywell. Historically, NVE had been a research and development company funded largely by government contracts.

     In November 2000, our shareholders approved our merger with and into Premis Corporation, a publicly-traded and reporting corporation, with Premis surviving under the new name NVE Corporation.

     We executed a one-for-five reverse split of our common stock to shareholders of record at the close of business on November 21, 2002, and on January 22, 2003 our common stock began trading on the NASDAQ Stock Market(r).

     Our enabling technology is a quantum-mechanics effect known as "spintronics." We are pioneers in this field, and have invented and patented unique, practical designs for devices utilizing the direction spin of electrons rather than their charge. Because spintronics can represent data with far fewer electrons than conventional charge-based electronics, our devices are considerably smaller and faster than conventional microelectronics.

     Our products use patented spintronic materials called giant magnetoresistors, which were discovered in 1988 and developed by NVE under government research grants. GMR is made from exotic alloys as thin as a few atoms thick, which because of their unique physics produce a very large electrical signal (the "giant" in "giant magnetoresistor") when subjected to a magnetic field. Such sensitivity was previously possible only with super-cooling. In our products, GMR elements are connected to integrated circuitry and packaged in much the same way as conventional integrated circuits.

     NVE first sold and shipped products using GMR spintronics materials in 1995, and produced what we believe were the first products combining such materials with integrated circuits in 1998.

Industry Background
     Much of the electronics industry is devoted to the acquisition, storage and transmission of information. Global trends such as richer data, more video, and remote data collection test the bandwidth and speed limits of conventional electronics.

     The 1970s brought microelectronic devices including Hall effect sensors for data acquisition, semiconductor random access memory (commonly referred to as RAM) for data storage, and light-emitting diode-based opto-couplers for data transmission. There have been incremental improvements to these devices over the years, but the basic limitations of charge-based electronics remain.

     We believe spintronics represents the first major change in microelectronic technology since the advent of these devices a generation ago.

     Because of their unique properties, our devices for transmitting data have much higher speed and longer transmission range than conventional devices. That means more data can be transmitted where it is needed in a factory or over a general-purpose network such as a DSL-type telephone line. Our technology can be used to store data at speeds many times faster than hard disks. Unlike most semiconductor memories which lose data when power is removed, our devices' technology allows data to be stored permanently at very high speed. Configured as sensors, our devices acquire information such as the position of a robot arm or the speed of a motor, faster and more accurately than existing devices. That can lead to more productive factories producing higher-quality products.

     In the near-term, we believe our technology is ideally suited to improving the productivity of factories, but longer term could enable revolutionary automotive, broadband, and computer products.

PRODUCTS
     Our commercial product portfolio consists of two lines:
     1. Sensors to precisely and quickly determine position;
     2. Couplers which transmit digital data at high speed.

Sensors
     Our sensor products detect the presence of a magnet or metal to determine position or speed. The GMR changes its electrical resistance depending on the magnetic field. In our devices, GMR is combined with conventional "foundry" integrated circuitry and packaged in much the same way as conventional integrated circuits. Our sensors are quite small and they are very sensitive to magnetic fields. This combination of attributes allows them to be used in a variety of industrial control applications such as robotics.

     Over the past two years we have concentrated our sensor marketing efforts on pneumatic cylinder position sensing (CPS) components and assemblies, which are used in robotics and similar systems. Three of the top four CPS suppliers are currently integrating our sensors. We announced and are continuing the development of several new sensor products, including a rotational speed sensor and sensor interface devices. Contract research and development programs continue, including advanced sensors and couplers.

Couplers
     Our magnetic couplers, which are also known as "isolators" because they electrically isolate the coupled systems, add an IsoLoop, an integrated microscopic coil, to our basic GMR sensor element. The coil creates a small magnetic field that is picked up by the spintronic sensor, transmitting data almost instantly. Thus IsoLoop magnetic couplers are many times faster than conventional optical coupling (110 million bits per second, compared to 20 million bits per second for the fastest optical couplers). Optical coupler speed is limited by the latency of the emitting element, much as an electric oven element has a "warm-up" time, while our devices, like a microwave oven magnetron, start up almost immediately.

     Our target market is the high-performance end of the coupler market. Currently most of our couplers are used in factories. For example, couplers are used to send data such as the position of a robot to a central controller, at very high speed, which sends instructions back to the robot via a coupler. A large factory might use thousands of our couplers.

MRAM INTELLECTUAL PROPERTY
     Magnetic Random Access Memory (commonly referred to as MRAM) uses spintronics to store data, combining the speed of semiconductor memory with the nonvolatility of magnetic disk drives. MRAM is inherently nonvolatile, meaning the data remains even if power is removed.

     The advantages that MRAM has over other solid-state nonvolatile memory technologies are its ability to write fast (less than 100 billionths of a second) and indefinitely (competing nonvolatile memory technologies will wear out with continuous writing. Near-term applications that could potentially use these properties include factory controls, cell phones, personal digital assistants, and cameras. In the longer term, MRAM could replace conventional memories in computers.

     Electrons have two stable spins, often called "spin up" and "spin down." In MRAM, data is stored in the spin of the electrons in thin metal alloy films, and read with tiny spintronic sensors. Unlike electrical charge, which is inherently unstable, the spin of an electron is permanent until it is changed. In MRAMs, the spin of the electrons is set with tiny bursts of magnetism. We have invented several types of MRAM memory cells and modes of operation.

     In addition to our own intellectual property relating to MRAM we have a license to use Honeywell MRAM technology and certain Cypress and Motorola intellectual property. Cypress has announced a goal of the first production MRAM devices in calendar 2003; Motorola has announced a goal of producing MRAM samples in 2003. If MRAM products are produced under our license agreements, we could potentially earn significant royalty revenues.

OUR STRATEGY
     Our goal is to become the leading developer of practical spintronics technology and devices.

Expand commercial product distribution and product promotion
Distribution
     We have been adding manufacturers' representatives for our commercial products, especially domestic coupler representatives. We target representatives with pull-through lines, i.e., other lines that might require couplers in the system. Examples of pull-through lines are analog-to-digital converters, network transceivers, and power-control integrated circuits. Thus representatives combine sales of our products and other products in their line, providing customers with compatible sets of parts and a single point of contact.

Advertising
     Based on response rate data, direct mail and targeted inserts have proven quite cost-effective in generating product sales, and have become our primary means of promoting our commercial products. Targeted inserts are a hybrid between advertising and direct mail where the inserts are bound in selected magazines reaching only readers who meet our target criteria. Direct-marketing database lists can also be sorted by industry, business type, job function, or company size. We primarily target factory/industrial controls and instrumentation business types; and engineering job functions. Our campaign highlights the advantages of NVE Couplers compared to opto-couplers (the "Hate Optos" campaign).

Publicity and product placements
     We will continue to use publicity to build credibility for spintronics and our products. Articles in two German and two United States trade journals generated a significant number of leads. An article in ChipCenter, an online trade magazine generated leads and resulted in our couplers winning a "Product of the Month" award.

Incremental product development strategy
     Our new product development strategy will focus on broadening our product lines with incremental innovation from our present products. This strategy involves very little technical risk because the building blocks are proven, and little market risk because customers have requested the parts in this plan. Furthermore, because we have already developed similar products, we believe we should be able to predict development cost and schedule with reasonable accuracy.

Support product development with contract research and development
     Contract research and development was the source of our underlying patents and product developments, and still accounts for most of our revenues. As commercial product growth accelerates, we expect contract revenues as a percentage of total revenues to shrink. We are repositioning contract research and development to support commercial product development rather than to remain solely an ongoing source of revenue. For example, we are developing eight-channel bi-directional couplers for the United States Air Force which we believe have significant commercial potential, and we are receiving military funds to match payments by Agilent. Those matching funds were $625,000 in the most recent fiscal year. Government funding continues to support our long-term research, such as a three-year, $1.5 million spintronics contract with the Defense Advanced Research Projects Agency.

Deploy MRAM intellectual property through manufacturing partnerships
     Because of the large capital investment required to make large-scale memories, our strategy is to use manufacturing partnerships to capitalize on our MRAM intellectual property.

     In April 2002 we entered into a technology exchange agreement with Cypress. Cypress has announced plans to have the world's first production MRAMs by the end of calendar year 2003. We will not receive royalties from Cypress, but have gained rights to certain intellectual property, and Cypress agreed to manufacture MRAMs for us. These devices might be sold in niche markets where NVE has a strong presence such as factory automation or military applications. Alternatively, we may private-label Cypress-manufactured MRAMs for other companies. Such a private-label strategy could provide us with a higher per-device profit than license royalties.

MANUFACTURING
     Most of our products are fabricated in our facility using either raw or "foundry" wafers. Foundry wafers contain standard electronics that perform housekeeping functions such as voltage regulation and signal conditioning in our products. A wafer includes thousands of devices. We add spintronics structures to the wafers in our factory, and then send the completed wafers to the Far East for cutting and packaging. The packaged parts are returned to us for testing, stocking, and shipment.

INTELLECTUAL PROPERTY
Patents
     Our technology is protected by over 75 United States and international patents either issued, pending, or licensed from others. We are continuing to develop and intend to add to our patent portfolio.

Licenses
     We have licensed certain MRAM intellectual property to several companies. Our current MRAM licensees include Cypress Semiconductor Corporation, Honeywell International, Union Semiconductor Technology Corporation, and Motorola, Inc. We have received advance payments in conjunction with the Honeywell, USTC, and Motorola agreements, and we expect to receive royalties under the Motorola and USTC agreements if and when those licensees begin selling devices using our intellectual property. There are minimum quantities before royalties are paid, and ceilings on the royalties we will receive.

Technology Exchange Agreement
     Under our technology exchange agreement with Cypress, each party gained rights to certain of the other party's patents and other intellectual property. We believe the Cypress partnership significantly strengthens our intellectual property portfolio. Cypress also agreed to assist us in defending our intellectual property rights under certain circumstances.

Royalty Agreement
     We have licensed rights to another organization's GMR-related patent, and that agreement calls for us to pay royalties on our sales of certain products. Payments under this agreement have not been material to date. The agreement could remain in force until cumulative royalties of $1.2 million have been paid.

MARKETS
     A presentation by Dr. Stuart Wolf of the Defense Advanced Research Projects Agency estimated the total spintronics market at $100 billion. Our present sensor market is factory and robotic controls, and we are developing automotive sensors as a potential future market. Couplers are sold primarily for factory and industrial networks, with broadband and telecommunications anticipated in the future. According to a December 2001 article in Spectrum magazine, MRAMs could capture a significant share of the $35 billion random access memory ("RAM") market. Large MRAM markets include hard-disk replacement and computers with no boot-up cycle.

DISTRIBUTION
     We rely primarily on indirect channels to sell our products. We have distributors who stock and sell our products throughout the world, including Digi-Key Corporation, one of this country's largest electronic component distributors. We also have several manufacturers' representatives in the United States who sell but do not stock our products. We have an agreement with Agilent, a major seller of solid-state couplers, to distribute private-labeled version of our couplers. We met key milestones in the qualification of our products for sale by Agilent in October 2002. The Agilent agreement expires in 2008.

     We have built a modest direct sales force, including an international sales manager based in the United Kingdom and a United States-based sales director. Our sales force is primarily geared toward adding and supporting manufacturers' representatives and distributors, as well as identifying and supporting large accounts.

RESEARCH AND DEVELOPMENT
     We invested $5,888,781 and $5,731,764 in the years ended March 31, 2003 and 2002 on research and development. All but $1,308,129 and $1,583,008 were borne by customers through research and development contracts.

OUR COMPETITORS
Sensor Competition
     Our three main sensor competitors are: 1) Honeywell, 2) Royal Philips Electronics, and 3) Allegro Microsystems, Inc., Honeywell, and Philips make traditional nickel-iron anisotropic magnetoresistive (AMR) sensors. AMR sensors are used in automotive and high-performance industrial control systems. Unlike our GMR sensors, AMR sensors have "flipping" artifacts that we believe limit their usability. Flipping is when the device polarity is reversed when exposed to a stray magnetic field causing erroneous data. Allegro makes inexpensive silicon Hall sensors, but we believe Hall sensors are not as sensitive or precise as our products.

Coupler Competition
     The two main competing digital couplers are opto-couplers and inductive couplers (transformers). Opto-couplers use light and light detectors to transmit information; transformers use magnetic fields transmitted between coils of wire. In addition to being a customer, Agilent, a Hewlett Packard spin-off, is a leading producer of high-speed opto-couplers. Other top opto-coupler suppliers are Vishay Intertechnology (formerly Infineon, a Siemens AG spin-off), NEC Corporation, Toshiba Corporation, and Fairchild Semiconductor International. Inductive couplers are made by a number of companies. We believe our couplers are considerably faster than even the fastest opto-couplers. Unlike our IsoLoop couplers, inductive couplers require special encoding to transmit logic signals. Furthermore, IsoLoop Couplers require much less board space than most opto- or inductive couplers.

     Analog Devices, Inc. (ADI) markets microelectronic mechanical system
(MEMS) inductive couplers. While these devices are smaller than other inductive couplers, our devices still offer more channel density, ADI does not offer multi-channel devices, and our devices are twice as fast as ADI's competing devices at the most common supply voltage.

     We make several network signal couplers that combine spintronics coupling with network protocol functions in a single package. Our competitors in this area include Linear Technology Inc. and Maxim Products. Based on a comparison of published specifications, we believe our devices are 100 times faster than competitive network signal couplers.

MRAM Competition
     Most currently available memories are volatile, meaning data is lost when power is removed. Memories in this category include dynamic random access memory (DRAM) and static random access memory (SRAM). MRAM has the potential to match the speed of such memories without the volatility. Currently available nonvolatile memories include "flash" memories, ferroelectric random access memories (FRAMs), and electrically-erasable programmable read-only memories (EEPROMs). MRAMs are potentially faster and use less power than existing nonvolatile memories. Furthermore, existing nonvolatile memories can be written only a limited number of times before they wear out. MRAMs have virtually unlimited life.

     Flash memory manufacturers include Advanced Micro Devices, Inc. and Intel Corporation. Current and potential FRAM manufacturers include Ramtron International Corporation, Infineon Technologies AG, and Texas Instruments Inc. EEPROM manufacturers include Samsung Electronics Co. Ltd., STMicroelectronics N.V., and Xicor, Inc. Emerging technologies competing with MRAM include polymeric ferroelectric random access memory (PFRAM) and ovonyx unified memories (OUM). While we believe MRAM has advantages over these emerging technologies, they could supplant MRAM.

     In addition to our licensees, a number of competing companies are developing MRAM technology and products. Those competitors include Hewlett-Packard Corporation, IBM Corporation, Infineon Technologies AG, Fujitsu Limited, and Toshiba Corporation.

     Most of our MRAM competitors and potential competitors are established companies that have significantly greater financial, technical, and marketing resources than us.

OUR EMPLOYEES
     As of March 31, 2003, we had 63 employees, 58 of whom were full time. Of the full-time employees, there were six general and administrative employees, six sales and marketing employees, 23 technicians, and 23 scientists. Ten employees have earned doctorate degrees. None of our employees is represented by a labor union or is subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

AVAILABILITY OF OUR COMMISSION FILINGS
     We make available through the Investor Relations section of our Web site (www.nve.com), our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB and current reports on Form 8-K as soon as reasonably practicable after these items are electronically filed with the Securities and Exchange Commission.

Item 2.  Description of Property.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned and managed by Glenborough Properties, L.P. and is leased to us under an agreement expiring December 31, 2006. We believe the space will be adequate for our needs for at least the next several years.

Item 3.  Legal Proceedings.
     In March 2003 an attorney representing Analog Devices, Inc. (ADI) contacted us alleging infringement of ADI's "AD" trademark, false advertising, and unfair competition. We believe we have meritorious defenses to these allegations and we are exploring an amicable resolution. We believe the outcome of these discussions will not have a material adverse affect on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should ADI sue us and the outcome of the action be unfavorable, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Item 4.  Submission of Matters to a Vote of Security Holders.
     No matters were submitted to security holders during the quarter ended March 31, 2003.

                                    PART II

Item 5.  Market Common Equity and Related Stockholder Matters.
     Our Common Stock trades on The NASDAQ Stock Market under the symbol NVEC. Prior to January 22, 2003, our Common Stock was traded on the Over-the-Counter Bulletin Board. The following data set forth, for the fiscal quarters indicated, a summary of the high and low price of our common stock as reported on NASDAQ Stock Market or Over-the-Counter Bulletin Board without retail mark-up, mark-down or commissions, and may not represent actual transactions. Data prior to our one-for-five reverse split effective November 22, 2002 are adjusted for the split. Data for the quarter ending June 2002 and subsequent quarters are high and low sales prices. Data for the quarters ending prior to June 2002 reflect high and low bid information.

                                                     Common Stock
                                                     ------------
                                                  Low            High
                                                 ------         ------
        FISCAL 2002 (YEAR ENDED MARCH 31, 2002)
        First Quarter                            $ 3.75         $ 5.94
        Second Quarter                             4.75           7.70
        Third Quarter                              6.00          10.25
        Fourth Quarter                             6.50          10.00

        FISCAL 2003 (YEAR ENDED MARCH 31, 2003)
        First Quarter                            $ 8.75         $12.45
        Second Quarter                             6.50           9.00
        Third Quarter                              7.20           9.00
        Fourth Quarter                             5.00           8.60

     We have never paid or declared any cash dividends on our common stock. We do not anticipate paying any dividends in the foreseeable future, and intend to retain any earnings we may generate to provide for the operation and projected expansion of our business.

     In the past three years, we have sold unregistered securities as specified below. No commissions or discounts were paid or given, directly or indirectly, to any underwriter or agent with respect to the sales described below. All of these sales were effected in reliance on exemptions contained in Section 4(2) and 4(6) of the Securities Act of 1933, as amended and/or Rules 506 of Regulation D and Rule 701 of Regulation E promulgated under the Securities Act.

     Approximately 3.2 million shares of common stock were issued to approximately 75 shareholders of Nonvolatile Electronics, Incorporated, not more than 35 of whom were "non-accredited" as that term is defined in Rule 1 of Regulation D, in November, 2000 in connection with the merger by and between Nonvolatile Electronics, Incorporated and Premis Corporation.

     Also in November 2000 we issued approximately 13,800 shares of common stock to three individuals in connection with the exercise of warrants provided in exchange for services rendered.

     In June 2001 we sold approximately 15,400 shares of common stock to the K.K.Rocky Group in connection with an agreement for the Group to distribute our products in Japan and Korea.

     In April 2002 we sold 686,849 shares of common stock to Cypress. As part of the sale, Cypress was also granted a warrant to purchase up to an additional 400,000 shares of common stock at a price of $15 per share for a term of three years.

     As of March 31, 2003 we had approximately 208 shareholders of record and approximately 926 total shareholders.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

     We develop and sell devices using "spintronics," a technology we helped pioneer, which utilizes electron spin rather than electron charge to acquire, store, and transmit information. Our products include magnetic sensors to acquire ultra-precise data such as the position of a robot arm, and couplers to transmit data between electronic systems at very high speed. We are also a licensor of spintronics/magnetic random access memory technology, commonly referred to as MRAM, which we believe has the potential to revolutionize electronic memory.

     Our strategy is to continue to rapidly expand our product revenues while relying on government contracts for basic technology development. The expansion of product revenue will require additional product development and marketing expenditures as well as working capital to fund receivables and inventories.


Critical accounting policies

     It is important to understand our significant accounting policies in order to understand our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. These accounting principles require us to make estimates and assumptions that affect amounts reported in our financial statements and the accompanying notes. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position or results of operations for the periods presented in this report.


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


Bad Debt

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventory

     We reduce the stated value of our inventory for excess quantities or obsolescence in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Additional reductions in stated value may be required if actual future demand or market conditions are less favorable than we projected.


Income Taxes

     In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. We evaluate the realizability of the deferred assets quarterly and assess the need for valuation allowances or reduction of existing allowances quarterly.


Results From Operations

     The table shown below summarizes the percentage of revenue for the various items for the periods indicated:


                                           Year Ended March 31
                                          2003             2002
                                         -------          -------
Revenue:
  Research and development                69.4 %           68.8 %
  Product sales                           26.5             22.8
  License fees                             4.1              8.4
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             62.6             83.2
                                         -------          -------
Gross profit                              37.4             16.8
Total expenses                            30.6             46.8
                                         -------          -------
Net income (loss)                          6.8 %          (30.0)%
                                         =======          =======


     Revenue for the year ended March 31, 2003 ("Fiscal 2003") was $9,447,490, an increase of 35% from revenue of $6,995,325 for the year ended March 31, 2002 ("Fiscal 2002"). The revenue increase was due to increases in commercial product sales and research and development revenue. Commercial product sales increased 57% to $2,503,096 from $1,593,182. Research and development revenue increased 36% to $6,552,730 from $4,816,029 due to increased government contract revenue and increased revenue recognized under our agreement with Agilent. Increases in commercial product sales and research and development revenue were partially offset by a decrease in license revenue to $391,664 from $586,114. The decrease in license revenue was due to completion of revenue recognition for one of our MRAM license agreements. Revenue recognition was completed in March 2003 for a second MRAM license agreement.

     Research and development expenses decreased by 17% to $1,308,129 for Fiscal 2003 as compared to $1,583,008 in Fiscal 2002. The decrease was due to completion of the development of some of our commercial products.

     Gross profit margins increased to 37% for Fiscal 2003 as compared to 17% for Fiscal 2002. Gross profit on commercial product sales increased to 47% and gross profit on contract research and development increased to 30% for Fiscal 2003 as compared to (5%) and 14% for Fiscal 2002. This increase was due to higher yields on commercial products as well as increased margins on contract research and development.

     Selling, general and administrative expenses for Fiscal 2003 increased by 2% to $1,837,549 compared to $1,807,273 for Fiscal 2002. The increase was primarily due to higher expenses associated with a ramp-up in commercial selling activities.

     Net income totaled $646,850 for Fiscal 2003 compared to a net loss of $2,100,442 for Fiscal 2002. The increase in net income was due to a change from operational losses to profits, and higher interest income on our increased investments.


Liquidity and capital resources

     At March 31, 2003 we had $6,475,865 in cash and available-for-sale securities, consisting of marketable fixed-income investments. The increase in cash and available-for-sale securities was due to a strategic investment by Cypress, payments by Agilent, and operating profits. These sources of liquidity were partially offset by the retirement of debt and equipment leases. We believe our working capital is adequate for our needs at least through the year ending March 31, 2004 ("Fiscal 2004").


Outlook

     We expect commercial product revenues to continue to grow in Fiscal 2004. In Fiscal 2004, approximately $250,000 per quarter of Agilent contract research and development and recognition of MRAM license revenues of approximately $98,000 per quarter will cease. We hope to replace those revenue and profit sources with expanded commercial product sales and continue to be profitable in Fiscal 2004, but there can be no assurance we will continue to be profitable.

     In Fiscal 2004 we plan to continue our business strategy, including the support of a planned ramp-up in shipments to Agilent, increased domestic sales through manufacturers' representatives, and the possible deployment of our MRAM intellectual property through manufacturing partnerships.


Foreign Currency Transactions

     Due to product sales abroad, we have some limited revenue risks from fluctuations in values of foreign currency. Foreign sales are generally made in United States currency, and currency transaction gains or losses in the past two fiscal years were not significant.

Inflation

     Inflation has not had a significant impact on our operations since our inception. Prices for our products and for the materials and labor going into those products are governed by market conditions. It is possible that inflation in future years could impact both materials and labor in the production of our products. Rates paid by the United States Government on research and development contracts are adjustable with inflation.


SHARE REPURCHASE PROGRAM

     On November 11, 2002, we announced that our board of directors had authorized the repurchase of up to 50,000 shares of our Common Stock. The program will expire May 25, 2003. Through March 31, 2003 we had not repurchased any shares under the program.

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND COULD SUFFER FURTHER LOSSES IN THE FUTURE.

     We had net (loss) income of ($2,100,442) and $127,258 for the years ended March 31, 2002 and 2001. The net income in Fiscal 2001 relied on a non-recurring payment; without that payment we would have reported a loss of ($1,122,742). As of March 31, 2003 we had an accumulated deficit of $4,807,488. We reported net income in the most recent fiscal year and in each quarter of the most recent year, but in Fiscal 2004 approximately $250,000 per quarter of contract research and development from Agilent milestone achievements and recognition of MRAM license revenues of approximately $98,000 per quarter will cease. We may be able to replace those revenue and profit sources with expanded commercial product sales, but there can be no assurance we will continue to be profitable.


WE RELY ON GOVERNMENT CONTRACTS FOR A LARGE PERCENTAGE OF OUR REVENUES, WHICH MEANS THAT WE FACE A RISK OF LOSS OF REVENUES IF WE LOSE THESE CONTRACTS.

     During Fiscal 2003, United States government contracts accounted for approximately 60% of our revenues. Although we are not aware of any problems currently with respect to any government contract or with our relationship with the government funding vehicles, disqualification as a vendor to the United States government or a material decrease in government funding research would cause serious setbacks and would likely hamper future research and development activity.


WE FACE A RISK OF LOSS OF REVENUES IF ANY OF OUR SEVERAL LARGE CUSTOMERS CANCEL, POSTPONE, OR REDUCE THEIR PURCHASES.

     We rely on several large customers for a large percentage of our commercial revenues; these include Agilent, St. Jude Medical, Inc., and certain distributors. Orders from these customers can be cancelled, postponed, or reduced without cause or notice, and the loss of any of these customers could have a significant impact on our commercial revenues and our profitability.


WE FACE A DIFFICULT AND UNCERTAIN ECONOMIC ENVIRONMENT IN OUR INDUSTRY.

     The semiconductor industry and electronics industry in general have experienced a significant economic downturn in the past year. The poor economic environment may have adversely affected the sales of many of our customers' products, thus limiting our device sales. Economic conditions may not improve in the near term or at all.


FAILURE TO MEET TECHNICAL CHALLENGES COULD LIMIT OUR ABILITY TO PRODUCE MARKETABLE PRODUCTS.

     Our products use new technology and we are continually developing product designs and production processes. Our production processes require control of magnetic and other parameters that are not required in conventional semiconductor processes. If we are unable to develop stable designs and production processes we may not be able to produce products that meet our customers' requirements, which could cause damage to our reputation and loss of revenues.

FAILURE OF CRITICAL PRODUCTION EQUIPMENT COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO PRODUCE PRODUCTS.

     Our production process relies on certain critical pieces of equipment for defining, depositing, and modifying the magnetic properties of very thin metal films. Some of this equipment was designed or customized by us, and some may no longer be in production. We have back-ups for some of the equipment, an in-house maintenance staff, some critical spare parts, and maintenance agreements for certain pieces of equipment. Nevertheless, we cannot be sure we could repair or replace critical manufacturing equipment that were to fail.


FAILURE TO MEET STRINGENT CUSTOMER TECHNICAL REQUIREMENTS COULD REDUCE SALES AND AVAIL CUSTOMERS OF OTHER REMEDIES.

     Some of our customers have stringent technical requirements. Specifically, Agilent and St. Jude Medical require our products to pass certain test and qualification criteria before they accept deliveries. Failure to meet those criteria could result in the loss of current and potential sales, as well as the forfeiture of rights to certain future payments.


WE FACE PENALTIES IF WE ARE UNABLE TO DELIVER PRODUCTS.

     Our Agilent supply agreement allows Agilent to gain coupler manufacturing rights if we are unable to deliver their products on time. The imposition of this penalty could have a material impact on future sales of our products. Furthermore, on reaching certain sales goals, Agilent would gain exclusive rights to distribute certain couplers based on our technology, which could reduce our product sales and leave us partially or totally dependent on Agilent for future coupler sales.


OUR LICENSE AGREEMENTS HAVE REVENUE LIMITS.

     Our existing MRAM license agreements place limits on future royalty and license payments. Such limits are common practice in our industry, but they could limit our potential MRAM revenues and profits even if our intellectual property is widely adopted.


WE MAY NOT BE ABLE TO CONSUMMATE ADDITIONAL LICENSE AGREEMENTS.

     Although there are potential licensees for our MRAM intellectual property in addition to our current licensees and partners, our existing agreements place restrictions on future license agreements, and we may never gain additional license agreements. Specifically, one of our agreements prohibits us from granting more favorable terms to subsequent licensees, and another agreement allows one of our licensees to approve licenses with certain other potential licensees. An agreement with Honeywell prohibits us from sublicensing their intellectual property in the future, although it does not restrict our licensing of our own intellectual property.

LOSS OF SUPPLY FROM ANY OF OUR KEY SINGLE-SOURCE SUPPLIERS COULD IMPACT OUR ABILITY TO PRODUCE AND DELIVER PRODUCTS.

     Critical suppliers include our suppliers of certain semiconductor wafers which are incorporated in our products. These critical suppliers include Taiwan Semiconductor Manufacturing Corporation, Advanced Semiconductor Manufacturing Corporation of Shanghai (China), Texas Instruments Inc., and AMI Semiconductor, Inc. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. We are also dependent on our packaging vendors, including Circuit Electronics Industries (Ayutthaya, Thailand), and NS Electronics Bangkok (Thailand), Ltd. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in case of supply interruption. Supply interruptions could seriously jeopardize our ability to provide products that are critical to our business and operations. All of our agreements with suppliers can be canceled by either party under certain circumstances. Furthermore, our suppliers could obsolete the products we use, and we may not be able to find suitable substitutes or alternatives.


BECAUSE WE ARE SIGNIFICANTLY SMALLER THAN THE MAJORITY OF OUR COMPETITORS, WE MAY LACK THE FINANCIAL RESOURCES NEEDED TO INCREASE OUR MARKET SHARE.

     Our competitors and potential competitors include Royal Philips Electronics, Allegro Microsystems, Inc., Agilent Technologies, Inc., Vishay Intertechnology, NEC Corporation, Analog Devices, Inc., Advanced Micro Devices, Inc., Intel Corporation, Ramtron International Corporation, Infineon Technologies AG, Xicor, Inc., IBM Corporation, and Fujitsu Limited. Most of our competitors and potential competitors are established companies that have significantly greater financial, technical, and marketing resources than us. While we believe that our products have important competitive advantages, our competitors may succeed in developing and marketing products that perform better or are less expensive than ours, or that would render our products and technology obsolete or noncompetitive.


WE HAVE LIMITED INFLUENCE OVER THE RATE OF ADOPTION OF OUR TECHNOLOGY AND MRAM TECHNOLOGY MAY NOT BUILD INTO A LARGE OR SIGNIFICANT MARKET.

     A significant portion of our future revenues and profits is dependent on our licensees and manufacturing partners introducing production MRAM products. Production difficulties, technical barriers, high production costs, poor market reception or other problems, many of which are outside our control, could prevent the deployment of MRAM or limit its market potential. In addition, our licensees and manufacturing partners may have other priorities that detract attention and resources from introduction of MRAM products using our technology. Furthermore, competing technologies could prevent or supplant MRAM from becoming an important memory technology.


WE RELY ON A LIMITED NUMBER OF STRATEGIC RELATIONSHIPS TO REACH OUR MARKETS AND IF THESE RELATIONSHIPS DETERIORATE OUR FUTURE REVENUE COULD BE REDUCED.

     Our license agreements do not require our licensees to use our intellectual property. Our licensees could circumvent or find alternatives to our technology. We rely on these license relationships to address the MRAM market, and the deterioration of any of these relationships could significantly impair our access to the MRAM market and reduce future revenues.

WE MAY NOT BE ABLE TO ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR OUR TECHNOLOGY MAY PROVE TO INFRINGE UPON PATENTS OR RIGHTS OWNED BY OTHERS.

     We protect our proprietary technology and intellectual property by seeking patents and maintaining trade secrets which we implement by entering into confidentiality agreements with employees and suppliers, depending on the circumstances. We hold patents or are the licensee of patented technology covering certain aspects of our sensor, coupler, and MRAM technology. These patent rights may be challenged, rendered unenforceable, invalidated or circumvented. In addition, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. Efforts to legally enforce patent rights can involve substantial expense and may not be successful. Further, others may independently develop similar or superior technologies or duplicate any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

OUR SUCCESS DEPENDS IN LARGE PART ON OUR ABILITY TO ATTRACT AND RETAIN HIGHLY-QUALIFIED MANAGEMENT AND TECHNICAL EMPLOYEES.

     We have no employment agreements with any of our management other than our Chief Executive Officer, Dr. Baker, and have no key-person insurance covering employees. Competition for highly-qualified management and technical personnel is generally intense and we may not be able to attract and retain the personnel necessary for the development and operation of our business. The loss of the services of key personnel could have a material adverse effect on our business, financial condition and results of operations. Our Chief Technology Officer, Dr. Daughton, may decide to retire at any time in the next several years, and we may not be able to replace his technical or contract development expertise.

Item 6a.  Quantitative and qualitative disclosures about market risk.

     We are subject to interest rate risks on cash, cash equivalents and available-for-sale securities. Our investments in fixed-rate debt securities, which are classified as available-for-sale at March 31, 2003, have remaining maturities from two to 60 months, and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $5,880,097 at March 31, 2003, and represented 61% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate instruments maturing during the next twelve months that are subject to reinvestment risk. As of March 31, 2003, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations, or cash flow.


Item 7.  Financial Statements.

     Financial Statements and Notes are in this report following the signature page.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers
The following table sets forth certain information regarding our executive officers and directors. Each director and executive officer is elected annually and serves for a term of one year or until his successor is duly elected and qualified.

     NAME AND POSITION                          AGE
     ----------------------------------------------
     Terrence W. Glarner                         60
          Director, Chairman of the Board

     Daniel A. Baker                             45
          Director, President, and
          Chief Executive Officer

     Richard L. George                           58
          Treasurer and Chief Financial Officer

     James M. Daughton                           66
          Director and Chief Technical Officer

     Robert H. Irish                             63
          Director

     Jeffrey K. Kaszubinski                      47
          Director

     Terrence W. Glarner has been a director since August 1999, and Chairman of the Board since January 2001. Since February 1993, Mr. Glarner has been the President of West Concord Ventures, Inc. Mr. Glarner also consults with Norwest Venture Partners, an affiliate of Norwest Growth Fund, Inc. Prior to starting West Concord Ventures, Mr. Glarner was the President of North Star Ventures, Inc. from 1988 to February 1993, a firm which he joined in 1976. From 1968 to 1976, Mr. Glarner was a Securities Analyst and Vice President in the Research Department of Dain Bosworth, Inc. Mr. Glarner has a B.A. in English from the University of St. Thomas, a J.D. from the University of Minnesota School of Law and is a Chartered Financial Analyst. Mr. Glarner supervised investments in approximately 100 small companies during his involvement with North Star Ventures. Mr. Glarner currently serves as a director of the following publicly-held companies: Aetrium Inc., CIMA Laboratories Inc., Datakey Inc., and FSI International Inc. He is also a director of privately-held Oncotech, Inc.

     Daniel A. Baker has been a director and the President and Chief Executive Officer since January 2001. From 1993 until joining the company, he was President and CEO of Printware, Inc., a NASDAQ National Market company now known as Printware LLC, which makes high-speed laser imaging systems. Dr. Baker has over 25 years of experience in high-tech industries, including executive positions with Minntech Corporation and Percom Data Corporation. Dr. Baker has Ph.D. and M.S. degrees in engineering from the University of Minnesota, an M.B.A. in finance from the University of Minnesota, and a B.S. in engineering from Case Western Reserve University.

     Richard L. George has served as the Treasurer and Chief Financial Officer of NVE since March 1995. From 1991 to 1995, Mr. George served as Controller for NVE. From 1966 to 1991, Mr. George held various financial and financial management positions in the areas of operations and contracts at Honeywell Inc. Mr. George received a B.A. in economics in 1966 from the University of Minnesota, where he later took graduate courses in law and management.

     James M. Daughton has been a director since our inception in 1989 and Chief Technical Officer since January 2001. He served as Chairman of the Board and Chief Executive Officer from 1991 to January 2001. From 1974 to 1989, Dr. Daughton held various research and product development positions at Honeywell, Inc. including Vice President of The Solid State Development Center. From 1964 to 1974, he developed magnetic and semiconductor memory devices at IBM Corporation. Dr. Daughton holds a doctorate in electrical engineering from Iowa State University and is an adjunct professor of physics at the University of Minnesota.

     Robert H. Irish has been a director since 1992. Mr. Irish has been a consultant since 1999. From 1994 to 1999 he held various sales and sales management positions at Compuware and Prodea Software. From 1988 to 1994, Mr. Irish acted as a consultant and co-investor with Norwest Venture Capital. From 1981 to 1988, he was the Executive Vice President of Centron DPL, responsible for technical marketing, product marketing and research and development. Mr. Irish worked at IBM in management, sales and systems from 1966 to 1981. Mr. Irish attended Rensselaer Polytechnic Institute and received a B.S. in Physics from Syracuse University in 1965.

     Jeffrey K. Kaszubinski has been a director since July 2002. Mr. Kaszubinski is currently President and Chief Executive Officer of Silicon Magnetic Systems, a Cypress subsidiary corporation which is developing MRAM technology and products. He has worked in the semiconductor memory business for 24 years, the past 15 at Cypress Semiconductor in a variety of executive positions, including product line management, manufacturing, quality assurance, and engineering. Prior to joining Cypress, Mr. Kaszubinski worked at Texas Instruments Inc., where he led the development of groundbreaking nonvolatile memories. Mr. Kaszubinski received a BSEE degree in 1978 from the University of New Orleans and holds five nonvolatile memory patents.

Key Employees
     John K. Myers, Vice President of Development, age 54, joined NVE in 1997 as Vice President of New Business Development and was been instrumental in developing the Coupler business as Vice President of the Coupler Products Business Unit until assuming his current position in April, 2003. Mr. Myers has 30 years of experience in management and new business development in the semiconductor and other industries. Prior to joining NVE he held management positions with FSI International and the Allen-Bradley Company. Mr. Myers holds BSEE and M.B.A. degrees from the University of Minnesota.

     Jay L. Brown, Vice President, age 44, has been with NVE for over ten years, and responsible for NVE's sensor business for the past five years. He was promoted to Vice President in late 2000. In his current position he manages sensor sales and marketing, customer engineering, and product engineering. Previously at NVE, Mr. Brown designed circuits and managed a number of key programs. Prior to joining NVE, he was an engineer at St. Jude Medical, Inc. Mr. Brown earned a B.S. degree in electrical engineering from Minnesota State University-Mankato.

     Anthony F. Leali, Director of Standard Product Sales, age 45, has been with has been with NVE since July 2001 and has over 15 years of sales and engineering experience. Prior to joining NVE, he held sales management positions with Unique Technologies and Future Electronics, Inc., both distributors of semiconductor devices. He has a B.S. in Electrical Engineering from the University of Minnesota and an M.B.A. from the University of St. Thomas.

     Other information required by this Item will be contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 10.  Executive Compensation.
     The information required by Item 10 is incorporated herein by reference to the section titled "Executive Compensation" contained in the Proxy Statement for our 2003 Annual Meeting of Shareholders.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
     The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in our Proxy Statement for our 2003 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
     The information required by Item 12 is incorporated herein by reference to the section titled "Executive Compensation" contained in the Proxy Statement for our 2003 Annual Meeting of Shareholders.

Item 13.  Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit #                         Description
---------                         -----------
  3.1 Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).

  3.2 By-laws of the company as amended by the Board of Directors, May 31, 2002 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2002).

  4 Form of Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).

  10.1 Lease dated October 1, 1998 between the company and Glenborough Properties, L.P. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002).

  10.2 Amendment dated September 18, 2002 to lease between the company and Glenborough Properties, L.P. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30,
          2002).

*10.3 Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2001).

*10.4 NVE Corporation 2001 Employee Stock Purchase Plan Summary (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed June 1, 2001).

  10.5 Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (Incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2001. Confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2 or Rule 406.).

  10.6 Amendment dated October 18, 2002 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31,
          2002).

  10.7 Stock Purchase Agreement dated April 12, 2002 with Cypress Semiconductor Corporation (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended June 30, 2002).

  10.8 Cypress Semiconductor Corporation Common Stock Purchase Warrant dated April 12, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended June 30, 2002).

  10.9 License Agreement dated April 12, 2002 with Cypress Semiconductor Corporation (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended June 30, 2002. Confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the Securities and Exchange Commission pursuant to Rule 24b-2 or Rule 406.).

  21      Subsidiaries of the Registrant.  None.

  23 Consent of Ernst & Young LLP (incorporated by reference within this Annual Report on Form 10-KSB).

  99.1 Certification by Daniel A. Baker pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification by Richard L. George pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------
*Indicates a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.
     We submitted a Form 8-K on January 30, 2003 including certifications for our Quarterly Report on Form 10-QSB for the period ending December 31, 2002 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Controls and Procedures.
     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NVE CORPORATION
                        (Registrant)


                        /s/ Daniel A. Baker
                        by Daniel A. Baker
                        President and Chief Executive Officer

                        Date  May 16, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Name                       Title                         Date
-----------------------------------------------------------------------------
/s/ Terrence W. Glarner
-----------------------            Director and                  May 16, 2003
    Terrence W. Glarner       Chairman of the Board


/s/ Daniel A. Baker
-------------------                  Director,                   May 16, 2003
Daniel A. Baker          President & Chief Executive Officer
                           (Principal Executive Officer)

/s/ Richard L. George
---------------------               Treasurer and                May 16, 2003
Richard L. George             Chief Financial Officer
                             (Principal Financial and
                                  Accounting Officer)

/s/ James M. Daughton
---------------------               Director and                May 16, 2003
James M. Daughton              Chief Technical Officer


/s/ Robert H. Irish
-------------------                 Director                    May 16, 2003
Robert H. Irish


/s/ Jeffrey K. Kaszubinski
--------------------------          Director                    May 16, 2003
Jeffrey K. Kaszubinski

                      CERTIFICATION PURSUANT TO SECTION 302


I, Daniel A. Baker, certify that:

1. I have reviewed this annual report on Form 10-KSB of NVE Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ Daniel A. Baker
Daniel A. Baker
President and Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302


I, Richard L. George, certify that:

1. I have reviewed this annual report on Form 10-KSB of NVE Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 16, 2003

/s/ Richard L. George
Richard L. George
Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
NVE Corporation


We have audited the accompanying balance sheet of NVE Corporation as of March 31, 2003 and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2003 and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Minneapolis, Minnesota
April 25, 2003

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8) pertaining to the NVE Corporation 2000 Stock Option Plan (as amended by the shareholders on July 19, 2001) and the NVE Corporation 2001 Employee Stock Purchase Plan of our report dated April 25, 2003, with respect to the financial statements of NVE Corporation included in its Annual Report (Form 10-
KSB) for the year ended March 31, 2003, filed with the Securities and Exchange Commission.


/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 16, 2003

                                 NVE CORPORATION
                                  BALANCE SHEET
                                  MARCH 31, 2003

Current assets:
   Cash                                                             $  595,768
   Investment securities                                             5,880,097
   Accounts receivable, net of allowance for
     uncollectable accounts of $15,000                               1,028,290
   Inventories                                                         840,776
   Prepaid expenses and other assets                                   170,320
                                                                    -----------
Total current assets                                                 8,515,251
Fixed assets:
   Machinery and equipment                                           2,637,007
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              365,187
                                                                    -----------
                                                                     3,037,693
   Less accumulated depreciation                                     1,871,192
                                                                    -----------
Total fixed assets                                                   1,166,501
                                                                    -----------
Total assets                                                        $9,681,752
                                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  310,658
   Accrued payroll and other                                           625,755
   Deferred revenue                                                    889,627
   Capital lease obligations                                           154,207
                                                                    -----------
Total current liabilities                                            1,980,247
   Capital lease obligations, less current portion                     223,191
                                                                    -----------
Total liabilities                                                    2,203,438

Shareholders' equity:
   Common stock                                                         41,748
   Additional paid-in capital                                       12,170,833
   Accumulated other comprehensive income                               73,221
   Accumulated deficit                                              (4,807,488)
                                                                    -----------
Total shareholders' equity                                           7,478,314
                                                                    -----------
Total liabilities and shareholders' equity                          $9,681,752
                                                                    ===========



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                           STATEMENT OF OPERATIONS
                     YEARS ENDED MARCH 31, 2003 AND 2002

                                            Year Ended March 31
                                            2003           2002
                                        ------------   -----------
Revenue
  Contract research and development     $ 6,552,730    $ 4,816,029
  Product sales                           2,503,096      1,593,182
  License revenue                           391,664        586,114
                                        ------------   ------------
Total revenue                             9,447,490      6,995,325

Cost of sales                             5,911,380      5,822,536
                                        ------------   ------------
Gross profit                              3,536,110      1,172,789

Expenses
  Research and development                1,308,129      1,583,008
  Selling, general & administrative       1,837,549      1,807,273
                                        ------------   ------------
Total expenses                            3,145,678      3,390,281
                                        ------------   ------------

Income (loss) from operations               390,432     (2,217,492)

Interest income                             210,823         21,630
Interest expense                            (40,570)       (45,710)
Other income                                 86,165        141,130
                                        ------------   ------------
Net income (loss)                       $   646,850    $(2,100,442)
                                        ============   ============

Net income (loss) per share-basic       $      $.16    $      (.62)
                                        ============   ============
Net income (loss) per share-diluted     $      $.15    $      (.62)
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,131,463      3,405,774
  Diluted                                 4,324,493      3,405,774



                            SEE ACCOMPANYING NOTES.

                               NVE CORPORATION
                       STATEMENT OF SHAREHOLDERS' EQUITY
                      YEARS ENDED MARCH 31, 2003 AND 2002

                                Common Stock       Additional       Accumulated
                             ------------------      Paid-in    Other Comprehensive  Accumulated
                              Shares    Amount       Capital         Income           Deficit        Total
                             --------------------------------------------------------------------------------
Balance, March 31, 2001      3,384,246  $33,843   $5,783,997  $                  -  $(3,353,896)   $2,463,944

  Exercise of stock
    options and warrants        51,420      514       17,710                                           18,224
  Shares issued pursuant
    to employee stock
    purchase plan                2,839       28       15,054                                           15,082
  Sale of common stock          15,527      155       79,845                                           80,000
  Net loss                                                                            (2,100,442)  (2,100,442)
                             ---------------------------------------------------------------------------------
Balance, March 31, 2002      3,454,032   34,540    5,896,606                      -   (5,454,338)     476,808

  Exercise of stock
    options and warrants        24,980      250       12,697                                           12,947
  Shares issued pursuant
    to employee stock
    purchase plan                8,917       89       54,680                                           54,769
  Sale of common stock         686,849    6,869    6,206,850                                        6,213,719
Comprehensive income:
  Unrealized gain on
   Investment securities                                                      73,221                   73,221
  Net income                                                                              646,850     646,850
                                                                                                   ----------
                                                                                                      720,071
                             --------------------------------------------------------------------------------
Balance, March 31, 2003      4,174,778  $41,748  $12,170,833     $            73,221  $(4,807,488) $7,478,314
                             ================================================================================



                            SEE ACCOMPANYING NOTES.

                               NVE CORPORATION
                          STATEMENT OF CASH FLOWS
                   YEARS ENDED MARCH 31, 2003 AND 2002

                                                       Year Ended March 31
                                                       2003            2002
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income (loss)                                   $   646,850    $(2,100,442)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in)operating activities:
    Depreciation and amortization                       511,049        332,290
    Changes in operating assets and liabilities:
      Accounts receivable                               232,883         55,555
      Inventories                                      (328,561)       575,601
      Prepaid expenses and other                       (111,115)        14,674
      Accounts payable and accrued expenses             120,931        193,938
      Deferred revenue                                 (675,680)       249,885
                                                    ------------   ------------
Net cash provided by (used in) operating activities     396,357       (678,499)

INVESTING ACTIVITIES
Purchases of fixed assets                              (422,547)      (224,735)
Purchases of investment securities                   (5,836,274)             -
                                                    ------------   ------------
Net cash used in investing activities                (6,258,821)      (224,735)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                6,281,435        113,306
Repayment of note payable and
  capital lease obligations                            (360,461)      (164,894)
                                                     -----------   ------------
Net cash provided by (used in)
  financing activities                                5,920,974        (51,588)
                                                     -----------   ------------

Increase (decrease) in cash                              58,510       (954,822)
Cash and cash equivalents at beginning of year          537,258      1,492,080
                                                     -----------   ------------

Cash and cash equivalents at end of year             $  595,768     $  537,258
                                                     ===========   ============

Supplemental disclosure of non-cash activity
Assets acquired through capital lease obligations             -        634,865
                                                     ===========   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                        NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS
     We develop and sell devices using "spintronics," a technology we helped pioneer, which utilizes electron spin rather than electron charge to acquire, store, and transmit information.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
     We consider all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investments
     We classify and account for debt and equity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our entire portfolio consists of government backed and corporate bonds and is classified as available for sale; thus, securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Accumulated other comprehensive income."

Inventories
     Inventories are stated at lower of cost or market determined on a first-in, first-out method.

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment, and furniture and fixtures is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or useful life of five years. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

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

Stock-Based Compensation
     We have adopted the disclosure-only provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation, but apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Under APB No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7% for Fiscal 2003 and 4.8% for Fiscal 2002, expected volatility of 55%, a weighted-average expected life of the options of four to seven years, and no dividend yield.

     Option valuation models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

     The pro forma information is as follows:

                                                       Year Ended March 31
                                                        2003         2002
                                                    ------------   ------------
   Net income (loss) applicable to common shares:
        As reported                                 $   646,850    $(2,100,442)
        Pro forma adjustment
          for stock options                            (658,838)      (185,650)
                                                    ------------   ------------
        Pro forma net loss                          $   (11,988)   $(2,286,092)
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.16    $     (0.62)
     Basic - pro forma                              $      0.00    $     (0.67)

     Diluted - as reported                          $      0.15    $     (0.62)
     Diluted - pro forma                            $      0.00    $     (0.67)

Income Taxes
     We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. We provide valuation allowances against deferred tax assets when it is determined that it is more likely than not that we will not be able to utilize the deferred tax assets.

Net Income Per Common Share
     We calculate our net income (loss) per share pursuant to SFAS No. 128, Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share for Fiscal 2002 because these securities would be anti-dilutive. Stock options were not included in the computation of diluted earnings per share per share if the exercise prices of the options were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:

                                      Year Ended March 31
                                       2003          2002
                                     ---------    ---------
Weighted average common
  shares outstanding - basic         4,131,463    3,405,774
Effect of dilutive securities:
  Stock options                        189,783            -
  Stock warrants                         3,247            -
                                     ---------    ---------
Shares used in computing
  net income (loss) per
  common share - diluted             4,324,493    3,405,774
                                     =========    =========

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

     We reduce the stated value of our inventory for excess quantities or obsolescence in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Additional reductions in stated value may be required if actual future demand or market conditions are less favorable than we projected.

Condensed Format
     Statements contained herein are condensed as permitted under Regulation
S-B.

New Pronouncements
     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 requires that license and other up-front fees received from research collaborators be recognized over the term of the agreement unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. We adopted SAB 101 effective January 1, 2000. As a result of the adoption, we reported a cumulative effect of a change in accounting principle in the amount of $611,110, or $.20 per share, which represented the deferral of recoupable up-front license fees for which the earnings process was not complete. We recognized $0 and $194,445 of revenue that was included in the cumulative effect adjustment for Fiscal 2003 and Fiscal 2002. The effect of that revenue was to increase income by the amounts reported.

Fair Value of Financial Instruments
     Our financial instruments consist of cash and cash equivalents, investment securities, short-term trade receivables, and accounts payable. The carrying values of our financial instruments approximate fair value due to their short-term nature.

3.  INVENTORIES
Inventories consist of the following:

                                          March 31
                                            2003
                                         ----------
   Raw materials                         $ 328,003
   Work-in-progress                        448,944
   Finished goods                          263,829
                                         ---------
                                         1,040,776
   Less obsolescence reserve              (200,000)
                                         ----------
                                         $ 840,776
                                         ==========

4.  INCOME TAXES
     As of March 31, 2003 we had net operating loss carryforwards of approximately $5,850,000 which expire in fiscal years 2006 through 2021 and $500,000 general business credits which can be used to offset federal income taxes. Credits will expire in fiscal years 2004 through 2008. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

                                                           March 31
                                                             2003
                                                         ------------
   Deferred tax assets:
     Net operating loss carryforwards                    $ 1,908,000
     Tax credit carryforward                                 500,000
                                                         ------------
                                                           2,408,000
   Valuation allowance                                    (2,408,000)
                                                         ------------
                                                         $         -
                                                         ============

The significant components of income tax expense (benefit) are as follows:

                                       Year Ended March 31
                                       2003           2002
                                    -------------------------
Current tax expense (benefit)       $ 232,000      $(755,000)
Benefit from operating loss
  carryforwards                      (232,000)             -
Valuation allowance                         -        755,000
                                    -------------------------
                                    $       -      $       -
                                    =========================

5.  LEASES
     We lease our facility under an operating lease expiring December 31, 2006. We also pay operating expenses including maintenance, utilities, real estate taxes, and insurance. We also lease various pieces of equipment under operating leases. Terms of the leases range from 36 to 60 months through March 2005, with payments due the first of each month. Total rent expense for operating leases, including building and equipment, was $389,003 and $444,041 for Fiscal 2003 and Fiscal 2002.

     We have a lease payable to a leasing company totaling $158,001 at March 31, 2003. The lease has an effective annual rate of 8.48% with monthly payments of $8,894 through October 2004. The lease is for production equipment. We have another lease payable to a leasing company totaling $219,397 at March 31, 2003. The lease has an effective annual rate of 8.96% with monthly payments of $6,123 through June 2006 and a payoff amount of $15,000 due June 2006. The lease is for production equipment. The cost and accumulated amortization at March 31, 2003 for assets reported under capital lease obligations amounted to $624,865 and $241,242 respectively.

     Our future lease commitments under operating and capital leases are summarized as follows:

  Year                   Operating lease
 Ending                  Future Minimum   Capital Lease
 March 31                  Payments        Obligations
 --------                ---------------  -------------
   2004                   $  269,994          $ 180,203
   2005                      225,006            135,736
   2006                      197,748             73,481
   2007                      140,626             33,870
                          ----------          ---------
   Total payments         $  833,374            423,290
                          ==========
   Less interest portion                         45,892
                                              ---------
   Principal amount                             377,398
   Less current portion                         154,207
                                              ---------
                                              $ 223,191
                                              =========

6.  STOCK OPTIONS AND WARRANTS
     Our 2000 Stock Option Plan, as amended by our shareholders in 2001 provides for issuance to employees, directors, and certain service providers of incentive stock options and non-statutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant. Exercise prices are not less than fair market value as determined by our board of directors at the date the options are granted. A summary of our incentive stock options is shown in the table at the bottom of this page.

     As of March 31, 2003 and 2002 there were exercisable options outstanding covering 372,675 and 285,950 shares, respectively, at a weighted average exercise price of $3.45 and $2.52 per share. The remaining weighted-average exercisable life was 3.0 and 4.7 years at March 31, 2003 and 2002.

                                                                             Weighted Average
                                                  Shares       Options        Exercise Price
                                                 Reserved    Outstanding         Per Share
                                              -----------    ------------    ----------------
   Balance at March 31, 2001                                     400,000           $0.70
     Additional options authorized               600,000               -               -
     Granted*                                   (154,050)        154,050            6.35
     Exercised                                         -         (51,420)            .35
     Terminated                                    3,080          (3,080)            .85
                                              -----------    ------------    ----------------
   Balance at March 31, 2002                     449,030         499,550           $3.25
     Granted                                     (90,000)         90,000            9.53
     Exercised                                         -         (24,980)           0.52
     Terminated                                    3,000          (3,000)          10.01
                                              -----------    ------------    ----------------
   Balance at March 31, 2003                     362,030         561,570           $4.36
                                              ===========    ============    ================

*Includes 75,650 shares committed to in the year ended March 31, 2001 in excess of those authorized. Those options were issued following shareholder approval of an amendment to our 2000 Stock Option Plan.

7.  COMMON STOCK
     Our authorized stock is stated as six million shares of Common Stock, $.01 par value and ten million shares of all types. Our board of directors may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

     We executed a one-for-five reverse split of our Common Stock to stockholders of record at the close of business on November 21, 2002. All share and per share amounts have been restated for both Fiscal 2003 and Fiscal 2002 in the accompanying financial statements.

8.  LICENSE AGREEMENTS
     We have entered into two separate license agreements which provided for advanced payments plus royalties of 1% based upon revenue generated by the respective parties. To date, no royalties have been recognized under either agreement.

9.  TECHNOLOGY EXCHANGE AGREEMENT
     In April 2002 we closed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation ("Cypress"). Cypress purchased 686,849 shares of our common stock for $6.228 million. Cypress also received a warrant for the purchase of up to an additional 400,000 shares of common stock for $15 per share for a term of three years.

10.  ROYALTIES
     We have licensed rights to another organization's GMR-related patents in exchange for payment of royalties of 1.5% of the sales of certain of our products. Payments under this license agreement have not been material.

11.  EMPLOYEE BENEFITS
     All employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to 100% of their gross wages up to the Internal Revenue Service maximum. We make matching contributions equal to 100% of the first 2% of elective salary deferral contributions made by eligible participants. We made matching contributions of $79,521 and $80,616 for Fiscal 2003 and Fiscal 2002.

     Our 2001 Employee Stock Purchase Plan was approved by Shareholders in July 2001 and implemented October 1, 2001. The plan allows us to issue up to 200,000 shares of common stock. With certain exceptions, all of our employees who have been employed by us for at least one year and who are employed at least 20 hours per week and at least five months per year, including officers and directors who are employees, are eligible to participate. The plan consists of periodic offerings for a period determined by our board of directors. Under the plan, an employee may elect to have up to 10% deducted from regular salary to purchase shares. The price at which the employee's shares are purchased is the lower of (a) 85% of the closing price of the common stock on the day that the offering commences or (b) 85% of the closing price of the common stock on the day that the offering terminates. We issued 8,917 and 2,839 shares of common stock under the plan for Fiscal 2003 and Fiscal 2002.

12. LEGAL
     We are subject to various litigation matters from time to time in the normal course of our business. We currently believe that the ultimate outcome of these proceedings will not have a material adverse affect on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial position, and results of operations could be materially and adversely affected.