Form 10QSB
period 2003-06-30
NVE CORP /NEW/
filed 2003-07-24
CIK 724910

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                  FORM 10QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

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

     Common Stock, $.01 Par Value - 4,203,678 shares outstanding as of July 24, 2003.

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2003

Current assets:
   Cash                                                            $ 1,455,259
   Investment securities                                             5,051,867
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000                               1,115,670
   Inventories                                                         941,175
   Prepaid expenses and other assets                                    97,997
                                                                   ------------
Total current assets                                                 8,661,968
Fixed assets:
   Machinery and equipment                                           2,941,637
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              365,187
                                                                   ------------
                                                                     3,342,323
   Less accumulated depreciation                                     1,982,376
                                                                   ------------
Total fixed assets                                                   1,359,947
                                                                   ------------
Total assets                                                       $10,021,915
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   469,766
   Accrued payroll and other                                           485,818
   Deferred revenue                                                    877,689
   Capital lease obligations                                           157,441
                                                                   ------------
Total current liabilities                                            1,990,714
   Capital lease obligations, less current portion                     182,597
                                                                   ------------
Total liabilities                                                    2,173,311

Shareholders' equity:
   Common stock                                                         41,847
   Additional paid-in capital                                       12,179,019
   Accumulated other comprehensive income                              100,808
   Accumulated deficit                                              (4,473,070)
                                                                   ------------
Total shareholders' equity                                           7,848,604
                                                                   ------------
Total liabilities and shareholders' equity                         $10,021,915
                                                                   ============


                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                            STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                        Three Months Ended June 30
                                            2003           2002
                                        --------------------------
Revenue
  Contract research and development     $ 1,720,906    $ 1,535,851
  Product sales                           1,098,943        529,188
  License revenue                              -            97,917
                                        ------------   ------------
Total revenue                             2,819,849      2,162,956

Cost of sales                             1,908,995      1,340,146
                                        ------------   ------------
Gross profit                                910,854        822,810

Expenses
  Research and development                  178,669        328,602
  Selling, general & administrative         450,863        446,999
                                        ------------   ------------
Total expenses                              629,532        775,601
                                        ------------   ------------

Income from operations                      281,322         47,209

Interest income                              49,013         40,250
Interest expense                             (7,691)       (12,905)
Other income                                 11,774         17,675
                                        ------------   ------------
Net income                              $   334,418    $    92,229
                                        ============   ============

Net income per share-basic              $       .08    $       .02
                                        ============   ============
Net income per share-diluted            $       .07    $       .02
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,174,913      4,038,472
  Diluted                                 4,571,254      4,342,273



                            SEE ACCOMPANYING NOTES.

                               NVE CORPORATION
                           STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                    Three Months Ended June 30
                                                       2003            2002
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $   334,418    $    92,229
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                       119,164        106,551
    Changes in operating assets and liabilities:
      Accounts receivable                               (87,380)       131,788
      Inventories                                      (100,399)        (2,581)
      Prepaid expenses and other                         72,323        (61,717)
      Accounts payable and accrued expenses              19,171       (136,097)
      Deferred revenue                                  (11,938)      (372,034)
                                                    ------------   ------------
Net cash provided by (used in) operating activities     345,359       (241,861)

INVESTING ACTIVITIES
Purchases of fixed assets                              (304,630)      (128,020)
Sales (purchases) of investment securities              847,837     (5,260,633)
                                                    ------------   ------------
Net cash provided by (used in) investing activities     543,207     (5,388,653)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                    8,285      6,219,867
Repayment of note payable and
  capital lease obligations                             (37,360)      (252,923)
                                                    ------------   ------------
Net cash (used in) provided by
  financing activities                                  (29,075)     5,966,944
                                                    ------------   ------------

Increase in cash                                        859,491        336,430
Cash and cash equivalents at beginning of period        595,768        537,258
                                                    ------------   ------------

Cash and cash equivalents at end of period          $ 1,455,259    $   873,688
                                                    ============   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003


1.  INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our report on Form 10-KSB. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2004.

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

6.  COMPREHENSIVE INCOME
The components of comprehensive income (loss) are as follows:

                                   Three months ended
                                 June 30         June 30
                                   2003            2002
                               -----------     -----------
Net income                     $  334,418      $   92,229
Change in unrealized gains         27,587          23,098
                               -----------     -----------
Comprehensive income           $  362,005      $  115,327
                               ===========     ===========

7.  INVENTORIES
Inventories consist of the following:

Raw materials              $  336,568
Work-in-process               582,386
Finished goods                277,221
                           -----------
                            1,196,175
Less obsolescence reserve    (255,000)
                           -----------
                           $  941,175
                           ===========

8.  STOCK SPLIT
We executed a one-for-five reverse split of our Common Stock to stockholders of record at the close of business on November 21, 2002. All share and per share amounts have been restated for the quarter ended June 30, 2002 in the accompanying financial statements.

9.  STOCK-BASED COMPENSATION
     We have adopted the disclosure-only provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation, but apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Under APB No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7% for the three months ended June 30, 2003 and 2002, expected volatility of 55%, a weighted-average expected life of the options of four to seven years, and no dividend yield.

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

     The pro forma information is as follows:

                                                    Three Months Ended June 30
                                                        2003         2002
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   334,418    $    92,229
        Pro forma adjustment
          for stock options                             (81,325)      (164,709)
                                                    ------------   ------------
        Pro forma net income (loss)                 $   253,093    $   (72,480)
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.08    $      0.02
     Basic - pro forma                              $      0.06    $     (0.02)

     Diluted - as reported                          $      0.07    $      0.02
     Diluted - pro forma                            $      0.06    $     (0.02)

10.  TECHNOLOGY EXCHANGE AGREEMENT
On April 19, 2002 the Company closed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation ("Cypress"). Cypress purchased 686,849 shares of NVE Common Stock for $6.228 million. Cypress also received a warrant for the purchase of up to an additional 400,000 shares of Common Stock for $15.00 per share for a term of three years.

Item 1.  Legal Proceedings.
None.


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

     The table below summarizes the percentage of revenue for the various items for the periods indicated:


                                        Three Months Ended June 30
                                          2003             2002
                                         -------          -------
Revenue:
  Research and development                61.0 %           71.0 %
  Product sales                           39.0             24.5
  License fees                              -               4.5
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             67.7             62.0
                                         -------          -------
Gross profit                              32.3             38.0
Total expenses                            20.4             33.8
                                         -------          -------
Net income                                11.9 %            4.2 %
                                         =======          =======

     Revenue for the three months ended June 30, 2003 ("Fiscal 2003") was $2,819,849, an increase of 30% from revenue of $2,162,956 for the three months ended June 30, 2002. The revenue increase was due to increases in commercial product sales and research and development revenue. Commercial product sales increased 108% to $1,098,943 from $529,188. Research and development revenue increased 12% to $1,720,906 from $1,535,851 due to increased government contract revenue, partially offset by the completion of revenue recognized under our agreement with Agilent Technologies, Inc. Such revenues from Agilent were $150,000 for the three months ended June 30, 2002. Increases in commercial product sales and research and development revenue were partially offset by a decrease in license revenue due to completion of revenue recognition for our MRAM license agreements. Such MRAM license agreements contributed $97,917 in revenues for the three months ended June 30, 2002.


     Gross profit margins decreased to 32% for the three months ended June 30, 2003 as compared to 38% for the three months ended June 30, 2002. The decrease was due to $97,917 in license revenue and $150,000 in revenue recognized under our agreement with Agilent Technologies, Inc. for the three months ended June 30, 2002 which have not recurred. The decreases in gross profit were partially offset by higher commercial product margins due to successful yield improvement programs.

     Research and development expenses decreased by 46% to $178,669 for the three months ended June 30, 2003 as compared to $328,602 for the three months ended June 30, 2002. The decrease was due to completion of the development of some of our commercial products.

     Selling, general and administrative expenses for the three months ended June 30, 2003 increased by 1% to $450,863 compared to $446,999 for the three months ended June 30, 2002.

     Net income totaled $334,418 for the three months ended June 30, 2003 compared to $92,229 for the three months ended June 30, 2002. The increase in net income was due to higher revenues and higher commercial product margins.


Liquidity and capital resources

     At June 30, 2003 we had $5,051,867 in available-for-sale securities, consisting of marketable fixed-income investments. We had cash on June 30, 2003 of $1,455,259 and working capital of $6,671,254.

     Cash plus available-for-sale securities were $6,507,126 at June 30, 2003, compared to 6,475,865 at March 31, 2003. The increase was due to net income partially offset by investments in machinery and equipment and increases accounts receivable and inventories related to the growth of our commercial product sales.

     We expect to continue to invest in machinery and equipment in the balance of the fiscal year to continue to increase our manufacturing capacity. We believe our working capital is adequate to meet our requirements for at least the next twelve months.

Outlook

     We expect to broaden our sensor and coupler product lines, and to improve the effectiveness of our domestic manufacturers' representative network. We expect commercial product revenues to continue to grow in the rest of Fiscal 2004 and we expect to continue to be profitable in Fiscal 2004.

Item 4. Internal Controls and Procedures.

     (a) Disclosure Controls and Procedures: Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

     (b) Internal Controls: There were no significant changes in our internal controls or, to our knowledge, in other factors which could significantly affect these controls subsequent to the date of their evaluation.

                          PART II--OTHER INFORMATION


Item 5.  Other Information

SHARE REPURCHASE PROGRAM EXPIRED
     On November 11, 2002, we announced that our board of directors had authorized the repurchase of up to 50,000 shares of our Common Stock. The program expired May 25, 2003 and we did not repurchased any shares under the program.


SBIR ELIGIBILITY RESTORED
     On July 1, 2003, we announced that the U.S. Small Business Administration
(SBA) had found us to be ineligible for Small Business Innovation Research
(SBIR) awards because of the Company's ownership structure. Specifically, 13 CFR Section 121.702(a) requires a business concern to be at least 51% owned and controlled by one or more individuals to be eligible to compete for SBIR awards.

     Our largest shareholder, Norwest Equity Partners, transferred most of its holdings to an individual to facilitate recertification, and on July 21, 2003 we were notified we had been recertified as eligible to compete for SBIR awards.

     We do not expect the brief period of SBIR ineligibility to have a significant impact on our SBIR revenue or total revenue, however we rely on government contracts for a large percentage of our revenues, and there can be no assurance that these contracts will continue at their current level. Disqualification from or a material decrease in U.S. government funding research would cause serious setbacks and would likely hamper our future research and development activity.


Item 6.  Exhibits and Reports on Form 8-K.

  a. Exhibits.
  99.1 Certification by Daniel A. Baker pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2 Certification by Richard L. George pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b. Reports on Form 8-K.
          We submitted a Form 8-K on April 24, 2003 including our press release reporting results from the quarter and the year ended March 31, 2003. This information was provided under Item 12, Results of Operations and Financial Condition.

          We submitted a Form 8-K on June 20, 2003 including a transcript of a radio interview with our CEO. This information was provided under Item 9, Regulation FD Disclosure.

          We submitted a Form 8-K on June 27, 2003 including our 2003 Letter to Shareholders. This information was provided under Item 9, Regulation FD Disclosure.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.

NVE CORPORATION

Date: July 24, 2003


By /s/ Daniel A. Baker
-------------------------------------
Daniel A. Baker
President and Chief Executive Officer


By /s/ Richard L. George
-------------------------------------
Richard L. George
Chief Financial Officer

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

Date: July 24, 2003

/s/ Daniel A. Baker
-------------------------------------
Daniel A. Baker
President and Chief Executive Officer

I, Richard L. George, certify that:

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

Date: July 24, 2003

/s/ Richard L. George
-----------------------
Richard L. George
Chief Financial Officer
10QSB Quarter Ended 6/30/03
p. 17