Form 10QSB
period 2003-09-30
NVE CORP /NEW/
filed 2003-10-22
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended  September 30, 2003


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______________to______________

                                            Commission file number  000-12196

                                NVE Corporation
            (Exact name of registrant as specified in its charter)

          Minnesota                                           41-1424202
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)


            11409 Valley View Road, Eden Prairie, Minnesota 55344
                   (Address of principal executive offices)

                                (952) 829-9217
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 Par Value - 4,319,689 shares outstanding as of
October 20, 2003


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                SEPTEMBER 30, 2003

Current assets:
   Cash                                                            $ 1,025,780
   Investment securities                                             5,411,183
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000                               1,099,428
   Inventories                                                       1,268,362
   Prepaid expenses and other assets                                   133,565
                                                                   ------------
Total current assets                                                 8,938,318
Fixed assets:
   Machinery and equipment                                           3,287,918
   Furniture and fixtures                                               35,499
   Leasehold improvements                                              365,187
                                                                   ------------
                                                                     3,688,604
   Less accumulated depreciation                                     2,101,431
                                                                   ------------
Total fixed assets                                                   1,587,173
                                                                   ------------
Total assets                                                       $10,525,491
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   539,201
   Accrued payroll and other                                           670,346
   Deferred revenue                                                    626,815
   Capital lease obligations                                           160,744
                                                                   ------------
Total current liabilities                                            1,997,106
   Capital lease obligations, less current portion                     141,151
                                                                   ------------
Total liabilities                                                    2,138,257

Shareholders' equity:
   Common stock                                                         43,069
   Additional paid-in capital                                       12,336,303
   Accumulated other comprehensive income                               74,456
   Accumulated deficit                                              (4,066,594)
                                                                   ------------
Total shareholders' equity                                           8,387,234
                                                                   ------------
Total liabilities and shareholders' equity                         $10,525,491
                                                                   ============


                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                            STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                      Three Months Ended September 30
                                            2003           2002
                                      -------------------------------
Revenue
  Contract research and development     $ 1,595,612    $ 1,633,915
  Product sales                           1,268,573        612,812
  License revenue                              -            97,917
                                        ------------   ------------
Total revenue                             2,864,185      2,344,644

Cost of sales                             1,738,702      1,508,900
                                        ------------   ------------
Gross profit                              1,125,483        835,744

Expenses
  Research and development                  302,573        288,256
  Selling, general & administrative         475,691        456,441
                                        ------------   ------------
Total expenses                              778,264        744,697
                                        ------------   ------------

Income from operations                      347,219         91,047

Interest income                              44,455         55,430
Interest expense                             (6,907)        (9,992)
Other income                                 21,709         23,811
                                        ------------   ------------
Net income                               $  406,476    $   160,296
                                        ============   ============

Net income per share-basic              $       .10    $       .04
                                        ============   ============
Net income per share-diluted            $       .09    $       .04
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,232,666      4,157,379
  Diluted                                 4,679,415      4,438,485



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                            STATEMENT OF OPERATIONS
                  SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                      Six Months Ended September 30
                                            2003           2002
                                      -----------------------------
Revenue
  Contract research and development     $ 3,316,518    $ 3,169,766
  Product sales                           2,367,516      1,142,000
  License revenue                              -           195,834
                                        ------------   ------------
Total revenue                             5,684,034      4,507,600

Cost of sales                             3,647,697      2,849,046
                                        ------------   ------------
Gross profit                              2,036,337      1,658,554

Expenses
  Research and development                  481,242        616,858
  Selling, general & administrative         926,554        903,440
                                        ------------   ------------
Total expenses                            1,407,796      1,520,298
                                        ------------   ------------

Income from operations                      628,541        138,256

Interest income                              93,468         95,680
Interest expense                            (14,598)       (22,898)
Other income                                 33,483         41,487
                                        ------------   ------------
Net income                               $  740,894    $   252,525
                                        ============   ============

Net income per share-basic              $       .18    $       .06
                                        ============   ============
Net income per share-diluted            $       .16    $       .06
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,199,715      4,097,926
  Diluted                                 4,646,464      4,379,032



                            SEE ACCOMPANYING NOTES.

                               NVE CORPORATION
                           STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                     Six Months Ended Sept. 30
                                                       2003            2002
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $   740,894    $   252,525
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                       244,459        243,682
    Changes in operating assets and liabilities:
      Accounts receivable                               (71,138)       (50,285)
      Inventories                                      (427,586)      (124,581)
      Prepaid expenses and other                         36,755       (118,035)
      Accounts payable and accrued expenses             273,134        184,398
      Deferred revenue                                 (262,812)      (499,717)
                                                    ------------   ------------
Net cash provided by (used in) operating activities     533,706       (112,013)

INVESTING ACTIVITIES
Purchases of fixed assets                              (650,911)      (313,796)
Sales (purchases) of investment securities              455,929     (5,574,134)
                                                    ------------   ------------
Net cash used in investing activities                  (194,982)    (5,887,930)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                  166,791      6,221,366
Repayment of note payable and
  capital lease obligations                             (75,503)      (288,028)
                                                     -----------   ------------
Net cash provided by financing activities                91,288      5,933,338
                                                     -----------   ------------

Increase in cash                                        430,012        (66,605)
Cash and cash equivalents at beginning of period        595,768        537,258
                                                     -----------   ------------

Cash and cash equivalents at end of period           $1,025,780     $  470,653
                                                     ===========   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


1.  INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our report on Form 10-KSB. The results of operations for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2004.

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

6.  COMPREHENSIVE INCOME
The components of comprehensive income (loss) are as follows:

                                    Three months            Six months
                                ended September 30      ended September 30
                                 2003          2002      2003          2002
                               --------    --------    --------    --------
Net income                     $406,476    $160,296    $740,894    $252,525
Change in unrealized gains      (26,352)     68,016       1,235      91,114
                               --------    --------    --------    --------
Comprehensive income           $380,124    $228,312    $742,129    $343,639
                               ========    ========    ========    ========

7.  INVENTORIES
Inventories consist of the following at September 30, 2003:

Raw materials              $  490,977
Work-in-process               644,472
Finished goods                387,913
                           -----------
                            1,523,362
Less obsolescence reserve    (255,000)
                           -----------
                           $1,268,362
                           ===========

8.  STOCK SPLIT
We executed a one-for-five reverse split of our Common Stock to stockholders of record at the close of business on November 21, 2002. All share and per share amounts have been restated for the three and six month periods ended September 30, 2002 in the accompanying financial statements.

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

Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7% for the three months ended September 30, 2003 and 2002, expected volatility of 55%, a weighted-average expected life of the options of four to seven years, and no dividend yield.

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

     The pro forma information is as follows:

                                                    Three Months Ended Sept. 30
                                                        2003           2002
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   406,476    $   160,296
        Pro forma adjustment
          for stock options                             (81,325)      (164,709)
                                                    ------------   ------------
        Pro forma net income (loss)                 $   325,151    $    (4,413)
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.10    $      0.04
     Basic - pro forma                              $      0.08    $     (0.00)

     Diluted - as reported                          $      0.09    $      0.04
     Diluted - pro forma                            $      0.07    $     (0.00)


                                                     Six Months Ended Sept. 30
                                                        2003           2002
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   740,894    $   252,525
        Pro forma adjustment
          for stock options                            (162,650)      (329,418)
                                                    ------------   ------------
        Pro forma net income (loss)                 $   578,244    $   (76,893)
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.18    $      0.06
     Basic - pro forma                              $      0.14    $     (0.02)

     Diluted - as reported                          $      0.16    $      0.06
     Diluted - pro forma                            $      0.12    $     (0.02)


10.  TECHNOLOGY EXCHANGE AGREEMENT
On April 19, 2002 the Company closed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation ("Cypress"). Cypress purchased 686,849 shares of NVE Common Stock for $6.228 million, which on September 5, 2003 they announced they had sold. Cypress also received a warrant for the purchase of up to an 400,000 shares of Common Stock for $15.00 per share for a term of three years.

Item 1.  Legal Proceedings.
None.


Item 2. Management's Discussion and Analysis or Plan of Operation.


Special note regarding forward-looking statements

Some of the statements made in this Quarterly Report on Form 10-QSB, except for historical information contained in this Form 10-QSB, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Form 10-QSB contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, our ability to obtain sufficient financing to support our operations, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse federal, state and local government regulations, unexpected costs, lower sales and net income, or higher net losses than forecasted, price increases for equipment, our dependence on significant suppliers, including Taiwan Semiconductor Manufacturing Corporation for foundry semiconductor wafers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, our ability to continue eligibility for SBIR awards, our inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks included in
Exhibit 99.1 "Cautionary statements for purposes of the 'safe harbor' provisions of The Private Securities Litigation Reform Act," filed herewith.


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

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     The table below summarizes the percentage of revenue for the various items for the periods indicated:

                                     Three months ended September 30
                                          2003             2002
                                         -------          -------
Revenue:
  Research and development                55.7 %           69.7 %
  Product sales                           44.3             26.1
  License fees                              -               4.2
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             60.7             64.4
                                         -------          -------
Gross profit                              39.3             35.6
Total expenses                            25.1             28.8
                                         -------          -------
Net income                                14.2 %            6.8 %
                                         =======          =======


     Revenue for the three months ended September 30, 2003 ("Fiscal 2003") was $2,864,185, an increase of 22% from revenue of $2,344,64 for the three months ended September 30, 2002. The revenue increase was due to a 107% increase in commercial product sales to $1,268,573 from $612,812. Research and development revenue decreased 2% to $1,595,612 from $1,633,915 due to completion of revenue recognized under our agreement with Agilent Technologies, Inc., partially offset by increased government contract revenue. Such revenues from Agilent were $150,000 for the three months ended September 30, 2002. Increases in commercial product sales were partially offset by a decrease in license revenue due to completion of revenue recognition for our MRAM license agreements. Such MRAM license agreements contributed $97,917 in revenues for the three months ended September 30, 2002.

     Gross profit increased to 39% for the three months ended September 30, 2003 as compared to 36% for the three months ended September 30, 2002. The increase was due to higher commercial product margins due to successful yield improvement and wafer cost reduction programs.

     Research and development expenses increased by 5% to $302,573 for the three months ended September 30, 2003 as compared to $288,256 for the three months ended September 30, 2002. The increase was due to in part to increased product development activities.

     Selling, general and administrative expenses for the three months ended September 30, 2003 increased by 4% to $475,691 compared to $456,441 for the three months ended September 30, 2002. The increase was due to increased commercial selling expenditures as well as increased patent expenses and expenses associated with restoring our SBIR eligibility.

     Net income totaled $406,476 for the three months ended September 30, 2003 compared to $160,296 for the three months ended September 30, 2002. The increase in net income was due to higher revenues and higher commercial product margins.

     Diluted net income per share increased to $.09 from $.04. The increase in diluted net income per share was despite an increase in diluted shares to 4,679,415 from 4,438,485 due to a large increase in our stock price, which resulted in a larger dilutive effect from the Cypress warrant and other options.

Six months ended September 30, 2003 compared to six months ended
September 30, 2002

     The table shown below summarizes the percentage of revenue for the various items for the periods indicated:

                                      Six Months Ended September 30
                                          2003             2002
                                         -------          -------
Revenue:
  Research and development                58.3 %           70.3 %
  Product sales                           41.7             25.3
  License fees                              -               4.4
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             64.2             63.2
                                         -------          -------
Gross profit                              35.8             36.8
Total expenses                            22.8             31.2
                                         -------          -------
Net income (loss)                         13.0 %            5.6 %
                                         =======          =======


     Revenue for the six months ended September 30, 2003 was $5,684,034, an increase of 26% from revenue of $4,507,600 for the six months ended September 30, 2002. The revenue increase was due to increases in commercial product sales and research and development revenue. Commercial product sales increased 107% to $2,367,516 from $1,142,000. Research and development revenue increased 5% to $3,316,518 from $3,169,766 due to increased government contract revenue, partially offset by the completion of revenue recognized under our agreement with Agilent Technologies, Inc. Such revenues from Agilent were $300,000 for the six months ended September 30, 2002. Increases in commercial product sales and research and development revenue were partially offset by a decrease in license revenue due to completion of revenue recognition for our MRAM license agreements. Such MRAM license agreements contributed $195,834 in revenues for the six months ended September 30, 2002.

     Gross profit margins decreased to 36% for the six months ended September 30, 2003 as compared to 37% for the six months ended September 30, 2002. The decrease was due to $195,834 in license revenue and $300,000 in revenue recognized under our agreement with Agilent Technologies, Inc. for the six months ended September 30, 2002 which have not recurred. The decreases in gross profit were mostly offset by higher commercial product margins due to successful yield improvement and wafer cost reduction programs.

     Research and development expenses decreased by 22% to $481,242 for the six months ended September 30, 2003 as compared to $616,858 for the six months ended September 30, 2002. The decrease was due to completion of the development of some of our commercial products.

     Selling, general and administrative expenses for the six months ended September 30, 2003 increased by 3% to $926,554 compared to $903,440 for the six months ended September 30, 2002. The increase was due to increased commercial selling expenditures.

     Net income totaled $740,894 for the six months ended September 30, 2003 compared to $252,525 for the six months ended September 30, 2002. The increase in net income was due to higher revenues and higher commercial product margins.

Liquidity and capital resources

     At September 30, 2003 we had $5,411,183 in available-for-sale securities, consisting of marketable fixed-income investments. We had cash on September 30, 2003 of $1,025,780 and working capital of $6,941,212.

     Cash plus available-for-sale securities were $6,436,963 at September 30, 2003, compared to $6,475,865 at March 31, 2003. The decrease was due to net income offset by investments in machinery and equipment and increases in inventories related to the growth of our commercial product sales.

     We expect to continue to invest in machinery, equipment, and facilities in the balance of the fiscal year to continue to increase our manufacturing capacity. We believe our working capital is adequate to meet our requirements for at least the next twelve months.


Outlook

     We expect to broaden our sensor and coupler product lines, and continue to increase commercial product sales in the rest of Fiscal 2004. We expect to be solidly profitable in Fiscal 2004. Possible expenses related to commercialization and market development for Cypress-manufactured MRAMs to be sold by us could decrease our quarterly profits or cause us to incur losses. We expect to make such expenditures, however, only if Cypress is successful in producing commercial MRAM.

Item 4. Controls and Procedures.

  a. Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the last day of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.


  b. Changes in internal controls.

     There were no significant changes made in our internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the period covered by this report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                          PART II--OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on August 7, 2003. There were 4,174,778 shares of common stock entitled to vote at the meeting with a total of 3,761,020 shares or 90.1% represented at the meeting.

     The shareholders elected five directors for a term of one year. The shareholders present in person or by proxy cast the following number of votes in connection with the election of directors, resulting in the election of all of the nominees:

                                       Votes For      Votes Withheld
                                       ---------      --------------
              Terrence Glarner         3,761,020           210
              Daniel A. Baker          3,761,020           210
              James M. Daughton        3,761,020           210
              Robert H. Irish          3,761,020           210
              Jeffrey K. Kaszubinski   3,761,020           210


Item 6.  Exhibits and Reports on Form 8-K.

  a. Exhibits.
  31.1    Certification by Daniel A. Baker pursuant to
          Rule 13a-14(a)/15d-14(a).

  31.2    Certification by Richard L. George pursuant to
          Rule 13a-14(a)/15d-14(a).

  32.1 Certification by Daniel A. Baker pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by Richard L. George pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1 Cautionary statements for purposes of the "safe harbor" provisions of The Private Securities Litigation Reform Act.

  b. Reports on Form 8-K.
          We submitted a Form 8-K on July 17, 2003 including our press release reporting results for the quarter ended June 30, 2003 and raising our earnings guidance. This information was furnished under Item 12, Results of Operations and Financial Condition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.

NVE CORPORATION

Date: October 21, 2003


By /s/ Daniel A. Baker
-------------------------------------
Daniel A. Baker
President and Chief Executive Officer


By /s/ Richard L. George
-------------------------------------
Richard L. George
Chief Financial Officer