Form 10QSB
period 2003-12-31
NVE CORP /NEW/
filed 2004-01-20
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended  December 31, 2003


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 Par Value - 4,369,335 shares outstanding as of
January 16, 2004


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2003


Current assets:
   Cash                                                            $ 1,339,343
   Investment securities                                             5,360,466
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000                               1,152,991
   Inventories                                                       1,189,010
   Prepaid expenses and other assets                                   108,086
                                                                   ------------
Total current assets                                                 9,149,896
Fixed assets:
   Machinery and equipment                                           3,431,309
   Leasehold improvements                                              365,187
                                                                   ------------
                                                                     3,796,496
   Less accumulated depreciation                                     2,218,158
                                                                   ------------
Total fixed assets                                                   1,578,338
                                                                   ------------
Total assets                                                       $10,728,234
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   394,892
   Accrued payroll and other                                           630,529
   Deferred revenue                                                    420,338
   Capital lease obligations                                           146,267
                                                                   ------------
Total current liabilities                                            1,592,026
   Capital lease obligations, less current portion                     116,684
                                                                   ------------
Total liabilities                                                    1,708,710

Shareholders' equity:
   Common stock                                                         43,438
   Additional paid-in capital                                       12,415,214
   Accumulated other comprehensive income                               50,310
   Accumulated deficit                                              (3,489,438)
                                                                   ------------
Total shareholders' equity                                           9,019,524
                                                                   ------------
Total liabilities and shareholders' equity                         $10,728,234
                                                                   ============


                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                            STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                      Three Months Ended December 31
                                            2003           2002
                                      ------------------------------
Revenue
  Contract research and development     $ 1,633,361    $ 1,673,502
  Product sales                           1,484,766        565,633
  License revenue                              -            97,917
                                        ------------   ------------
Total revenue                             3,118,127      2,337,052

Cost of sales                             1,907,029      1,424,507
                                        ------------   ------------
Gross profit                              1,211,098        912,545

Expenses
  Research and development                  230,671        327,472
  Selling, general & administrative         464,264        420,862
                                        ------------   ------------
Total expenses                              694,935        748,334
                                        ------------   ------------

Income from operations                      516,163        164,211

Interest income                              46,716         58,454
Interest expense                             (6,107)        (9,210)
Other income                                 20,384         20,706
                                        ------------   ------------
Net income                               $  577,156    $   234,161
                                        ============   ============

Net income per share-basic              $      0.13    $      0.06
                                        ============   ============
Net income per share-diluted            $      0.12    $      0.05
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,334,092      4,159,718
  Diluted                                 4,831,540      4,466,199



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                            STATEMENT OF OPERATIONS
                  NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                      Nine Months Ended December 31
                                            2003           2002
                                      -----------------------------
Revenue
  Contract research and development     $ 4,949,879    $ 4,843,268
  Product sales                           3,852,282      1,707,633
  License revenue                              -           293,751
                                        ------------   ------------
Total revenue                             8,802,161      6,844,652

Cost of sales                             5,554,726      4,273,553
                                        ------------   ------------
Gross profit                              3,247,435      2,571,099

Expenses
  Research and development                  711,913        944,330
  Selling, general & administrative       1,390,818      1,324,302
                                        ------------   ------------
Total expenses                            2,102,731      2,268,632
                                        ------------   ------------

Income from operations                    1,144,704        302,467

Interest income                             140,184        154,134
Interest expense                            (20,705)       (32,108)
Other income                                 53,867         62,193
                                        ------------   ------------
Net income                              $ 1,318,050    $   486,686
                                        ============   ============

Net income per share-basic              $      0.31    $      0.12
                                        ============   ============
Net income per share-diluted            $      0.28    $      0.11
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,241,791      4,118,523
  Diluted                                 4,739,239      4,425,004



                            SEE ACCOMPANYING NOTES.

                               NVE CORPORATION
                           STATEMENT OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                     Nine Months Ended Dec. 31
                                                       2003            2002
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $ 1,318,050    $   486,686
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                       381,919        370,398
    Changes in operating assets and liabilities:
      Accounts receivable                              (124,701)       (89,757)
      Inventories                                      (348,234)      (334,078)
      Prepaid expenses and other                         62,234       (119,641)
      Accounts payable and accrued expenses              89,008         63,795
      Deferred revenue                                 (469,289)      (483,279)
                                                    ------------   ------------
Net cash provided by (used in) operating activities     908,987       (105,876)

INVESTING ACTIVITIES
Purchases of fixed assets                              (774,110)      (383,377)
Sales (purchases) of investment securities              477,074     (5,583,414)
                                                    ------------   ------------
Net cash used in investing activities                  (297,036)    (5,966,791)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                  246,071      6,224,766
Repayment of note payable and
  capital lease obligations                            (114,447)      (323,868)
                                                     -----------   ------------
Net cash provided by financing activities               131,624      5,900,898
                                                     -----------   ------------
Increase (decrease) in cash                             743,575       (171,769)
Cash and cash equivalents at beginning of period        595,768        537,258
                                                     -----------   ------------

Cash and cash equivalents at end of period           $1,339,343     $  365,489
                                                     ===========   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2003


1.  INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our report on Form 10-KSB. The results of operations for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2004.

2.  NATURE OF BUSINESS
We develop, manufacture, and sell "spintronics" devices, a nanotechnology which relies on electron spin rather than electron charge to acquire, store, and transmit information.

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

4.  EARNINGS PER SHARE
We calculate our income per share pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share. Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options, warrants and convertible preferred stock). Potentially dilutive securities including warrants and stock options are excluded from diluted earnings per share during net loss periods because these securities would be anti-dilutive.

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

6.  COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                    Three months            Nine months
                                 ended December 31       ended December 31
                                 2003          2002      2003          2002
                               --------    --------  ----------    --------
Net income                     $577,156    $234,161  $1,318,050    $486,686
Change in unrealized gains      (24,146)      1,557     (22,911)     92,671
                               --------    --------  ----------    --------
Comprehensive income           $553,010    $235,718  $1,295,139    $579,357
                               ========    ========  ==========    ========

7.  INVENTORIES
Inventories consisted of the following at December 31, 2003:

Raw materials              $  388,864
Work-in-process               628,592
Finished goods                426,554
                           -----------
                            1,444,010
Less obsolescence reserve    (255,000)
                           -----------
                           $1,189,010
                           ===========


8.  STOCK-BASED COMPENSATION
We have adopted the disclosure-only provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation, but apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Under APB No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7% for the three months ended December 31, 2003 and 2002, expected volatility of 55%, a weighted-average expected life of the options of four to seven years, and no dividend yield.

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

     The pro forma information is as follows:

                                                    Three Months Ended Dec. 31
                                                        2003           2002
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   577,156    $   234,161
        Pro forma adjustment
          for stock options                             (83,590)      (164,710)
                                                    ------------   ------------
        Pro forma net income                        $   493,566    $    69,451
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.13    $      0.06
     Basic - pro forma                              $      0.11    $      0.02

     Diluted - as reported                          $      0.12    $      0.05
     Diluted - pro forma                            $      0.10    $      0.02



                                                     Nine Months Ended Dec. 31
                                                        2003           2002
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $ 1,318,050    $   486,686
        Pro forma adjustment
          for stock options                            (246,240)      (494,129)
                                                    ------------   ------------
        Pro forma net income (loss)                 $ 1,071,810    $    (7,443)
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.31    $      0.12
     Basic - pro forma                              $      0.25    $      0.00

     Diluted - as reported                          $      0.28    $      0.11
     Diluted - pro forma                            $      0.23    $      0.00


9.  TECHNOLOGY EXCHANGE AGREEMENT
On April 19, 2002 the Company closed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation ("Cypress"). Cypress purchased 686,849 shares of NVE Common Stock for $6.228 million, which on September 5, 2003 they announced they had sold. Cypress also received a warrant for the purchase of up to 400,000 shares of Common Stock for $15.00 per share for a term of three years.

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


General

     We develop, manufacture, and sell "spintronics" devices, which are nanotechnology devices that rely on electron spin rather than electron charge to acquire, store, and transmit information in electronic systems. We derive revenue from three sources:

     1) contract spintronics research and development (principally government contracts);

     2) commercial sales of spintronic integrated circuit type sensor and coupler products; and

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

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002

     The table below summarizes the percentage of revenue for various items for the periods indicated:

                                      Three months ended December 31
                                          2003             2002
                                         -------          -------
Revenue:
  Research and development                52.4 %           71.6 %
  Product sales                           47.6             24.2
  License fees                              -               4.2
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             61.2             61.0
                                         -------          -------
Gross profit                              38.8             39.0
Total expenses                            20.3             29.0
                                         -------          -------
Net income                                18.5 %           10.0 %
                                         =======          =======

     Revenue for the three months ended December 31, 2003 was $3,118,127, an increase of 33% from revenue of $2,337,052 for the three months ended December 31, 2002. The revenue increase was primarily due to a 162% increase in commercial product sales to $1,484,766 from $565,633. Research and development revenue decreased 2% to $1,633,361 from $1,673,502 due to completion of revenue recognized under our agreement with Agilent Technologies, Inc., partially offset by increased government contract revenue. Such non-recurring revenues from Agilent were $250,000 for the three months ended December 31, 2002. Increases in commercial product sales were partially offset by an absence of license revenue due to completion of revenue recognition for payments under our MRAM license agreements. Such license revenues were $97,917 for the three months ended December 31, 2002.

     Gross profit remained the same at 39% for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.

     Research and development expenses decreased by 30% to $230,671 for the three months ended December 31, 2003 as compared to $327,472 for the three months ended December 31, 2002. The decrease was due to completion of the development of some of our commercial products.

     Selling, general and administrative expenses for the three months ended December 31, 2003 increased by 10% to $464,264 compared to $420,862 for the three months ended December 31, 2002. The increase was due to increased commercial selling expenditures, including new product marketing programs.

     Net income totaled $577,156 for the three months ended December 31, 2003 compared to $234,161 for the three months ended December 31, 2002. The increase in net income was due to higher revenues and higher commercial product margins.

     Diluted net income per share increased to $0.12 from $0.05. The increase in diluted net income per share was despite an increase in diluted shares to 4,831,540 from 4,466,199 due primarily to a large increase in our stock price which resulted in a larger dilutive effect from the Cypress warrant and other warrants and options.

NINE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO NINE MONTHS ENDED
DECEMBER 31, 2002

     The table shown below summarizes the percentage of revenue for various items for the periods indicated:

                                       Nine Months Ended December 31
                                          2003             2002
                                         -------          -------
Revenue:
  Research and development                56.2 %           70.8 %
  Product sales                           43.8             24.9
  License fees                              -               4.3
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             63.1             62.4
                                         -------          -------
Gross profit                              36.9             37.6
Total expenses                            21.9             30.5
                                         -------          -------
Net income                                15.0 %            7.1 %
                                         =======          =======

     Revenue for the nine months ended December 31, 2003 was $8,802,161, an increase of 29% from revenue of $6,844,652 for the nine months ended December 31, 2002. The revenue increase was primarily due to increases in commercial product sales and research and development revenue. Commercial product sales increased 126% to $3,852,282 from $1,707,633. Research and development revenue increased 2% to $4,949,879 from $4,843,268 due to increased government contract revenue, partially offset by the completion of revenue recognized under our agreement with Agilent Technologies, Inc. Such revenues from Agilent were $550,000 for the nine months ended December 31, 2002. Increases in commercial product sales and research and development revenue were partially offset by an absence of license revenue due to completion of revenue recognition for payments under our MRAM license agreements. Such license revenues were $293,751 for the nine months ended December 31, 2002.

     Gross profit margins decreased to 37% for the nine months ended December 31, 2003 as compared to 38% for the nine months ended December 31, 2002. The decrease was due to $293,751 in license revenue and $550,000 in revenue recognized under our agreement with Agilent Technologies, Inc. for the nine months ended December 31, 2002, which have not recurred. The decrease in gross profit was mostly offset by higher commercial product margins due to successful yield improvement and wafer cost reduction programs.

     Research and development expenses decreased by 25% to $711,913 for the nine months ended December 31, 2003 as compared to $944,330 for the nine months ended December 31, 2002. The decrease was due to completion of the development of some of our commercial products.

     Selling, general and administrative expenses for the nine months ended December 31, 2003 increased by 5% to $1,390,818 compared to $1,324,302 for the nine months ended December 31, 2002. The increase was due to increased commercial selling expenditures.

     Net income totaled $1,318,050 for the nine months ended December 31, 2003 compared to $486,686 for the nine months ended December 31, 2002. The increase in net income was due to higher revenues and higher commercial product margins.

LIQUIDITY AND CAPITAL RESOURCES

     Cash plus available-for-sale securities were $6,699,809 at December 31, 2003, compared to $6,475,865 at March 31, 2003. The increase was due to net income, partially offset by investments in machinery and equipment and increases in inventories related to the growth of our commercial product sales.

     We expect to continue to invest in machinery, equipment, and facilities in the balance of the fiscal year and in the next fiscal year, as we continue to increase our manufacturing capacity. We believe our working capital is adequate to meet our requirements for at least the next twelve months.


OUTLOOK

     We expect to broaden our sensor and coupler product lines, and continue to increase commercial product sales in the rest of the fiscal year ending March 31, 2004 ("Fiscal 2004"), and we expect to report a solid profit for Fiscal 2004. Possible expenses related to commercialization and market development for Cypress-manufactured MRAMs to be sold by us could decrease our quarterly profits in the next several quarters. We expect to make such expenditures, however, only if Cypress is successful in producing commercial MRAM.

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

                          PART II--OTHER INFORMATION


Item 5. Other Information

     On December 1, 2003, we executed a lease amendment for our principal offices, located at 11409 Valley View Road, Eden Prairie, Minnesota 55344. The space consists of approximately 21,362 square feet of office, laboratory, and production space. The amendment extends through December 31, 2008 a lease that would have expired December 31, 2006. We believe this space will be adequate for our needs for the amended term of the lease. We plan to make improvements to our production space in order to increase our capacity and capabilities, and the lease extension will allow us a better financial return on such facility improvements.

     In consideration of the extending the term, the amendment provides us a $50,000 facility improvement allowance for calendar year 2004 and limits the base rent increases for each of calendar 2007 and 2008 to 3%. In addition to base rent, we pay operating expenses for the space including maintenance, utilities, real estate taxes and insurance.

     The lease amendment is filed herewith.


Item 6.  Exhibits and Reports on Form 8-K.

  a. Exhibits.

  10.1 Second amendment to lease between the company and Glenborough Properties, L.P. dated December 1, 2003 (filed herewith).

  10.2 First amendment to lease between the company and Glenborough Properties, L.P. dated September 18, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002).

  10.3 Lease dated October 1, 1998 between the company and Glenborough Properties, L.P. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002).

  31.1    Certification by Daniel A. Baker pursuant to
          Rule 13a-14(a)/15d-14(a).

  31.2    Certification by Richard L. George pursuant to
          Rule 13a-14(a)/15d-14(a).

  32.1 Certification by Daniel A. Baker pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by Richard L. George pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1 Cautionary statements for purposes of the "safe harbor" provisions of The Private Securities Litigation Reform Act.

  b. Reports on Form 8-K.
          We submitted a Form 8-K on October 21, 2003 including our press release reporting results for the quarter ended September 30, 2003. This information was furnished under Item 12, Results of Operations and Financial Condition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigneds thereunto duly authorized.

NVE CORPORATION

Date: January 20, 2004


By /s/ Daniel A. Baker
-------------------------------------
Daniel A. Baker
President and Chief Executive Officer


By /s/ Richard L. George
-------------------------------------
Richard L. George
Chief Financial Officer