Form 10QSB
period 2004-06-30
NVE CORP /NEW/
filed 2004-07-21
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended  June 30, 2004


   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from _______________to______________

                                            Commission file number  000-12196

                                NVE Corporation
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 Par Value - 4,496,595 shares outstanding as of July 19, 2004


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                  JUNE 30, 2004

Current assets:
   Cash and cash equivalents                                       $ 1,098,458
   Investment securities                                             6,346,690
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000                               1,950,965
   Inventories                                                       1,119,633
   Deferred tax asset                                                  250,000
   Prepaid expenses and other assets                                   323,207
                                                                   ------------
Total current assets                                                11,088,953
Fixed assets:
   Machinery and equipment                                           3,585,342
   Leasehold improvements                                              365,187
                                                                   ------------
                                                                     3,950,529
   Less accumulated depreciation                                     2,392,402
                                                                   ------------
Net fixed assets                                                     1,558,127
                                                                   ------------
Total assets                                                       $12,647,080
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   352,138
   Accrued payroll and other                                           610,536
   Deferred revenue                                                    393,136
   Capital lease obligations                                            98,205
                                                                   ------------
Total current liabilities                                            1,454,015
Capital lease obligations, less current portion                         84,392
                                                                   ------------
Total liabilities                                                    1,538,407

Shareholders' equity:
   Common stock                                                         44,962
   Additional paid-in capital                                       13,347,683
   Accumulated other comprehensive loss                                (67,875)
   Accumulated deficit                                              (2,216,097)
                                                                   ------------
Total shareholders' equity                                          11,108,673
                                                                   ------------
Total liabilities and shareholders' equity                         $12,647,080
                                                                   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                   THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                        Three Months Ended June 30
                                            2004           2003
                                        --------------------------
Revenue:
  Contract research and development     $ 1,526,087    $ 1,720,906
  Product sales                           1,363,140      1,098,943
                                        ------------   ------------
Total revenue                             2,889,227      2,819,849

Cost of sales                             1,625,881      1,908,995
                                        ------------   ------------
Gross profit                              1,263,346        910,854

Expenses:
  Research and development                  361,259        178,669
  Selling, general & administrative         484,596        450,863
                                        ------------   ------------
Total expenses                              845,855        629,532
                                        ------------   ------------

Income from operations                      417,491        281,322

Interest income                              54,869         49,013
Interest expense                             (4,457)        (7,691)
Other income                                 15,768         11,774
                                        ------------   ------------
Net income                              $   483,671    $   334,418
                                        ============   ============

Net income per share-basic              $       .11    $       .08
                                        ============   ============
Net income per share-diluted            $       .10    $       .07
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,493,180      4,174,913
  Diluted                                 4,977,489      4,571,254



                            SEE ACCOMPANYING NOTES.

                               NVE CORPORATION
                          STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                                    Three Months Ended June 30
                                                       2004            2003
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $   483,671    $   334,418
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       118,587        119,164
    Changes in operating assets and liabilities:
      Accounts receivable                              (211,486)       (87,380)
      Inventories                                        30,221       (100,399)
      Prepaid expenses and other                        (26,670)        72,323
      Accounts payable and accrued expenses             (76,442)        19,171
      Deferred revenue                                  (31,040)       (11,938)
                                                    ------------   ------------
Net cash provided by operating activities               286,841        345,359

INVESTING ACTIVITIES
Purchases of fixed assets                              (233,666)      (304,630)
Purchases of investment securities                      (19,922)       847,837
                                                    ------------   ------------
Net cash (used in) provided by investing activities    (253,588)       543,207

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   50,003          8,285
Repayment of capital lease obligations                  (40,594)       (37,360)
                                                    ------------   ------------
Net cash provided by (used in)
  financing activities                                    9,409        (29,075)
                                                    ------------   ------------

Increase in cash and cash equivalents                    42,662        859,491
Cash and cash equivalents at beginning of period      1,055,796        595,768
                                                    ------------   ------------

Cash and cash equivalents at end of period          $ 1,098,458    $ 1,455,259
                                                    ============   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004


1.  INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our report on Form 10-KSB. The results of operations for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2005.

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

4.  EARNINGS PER SHARE
We calculate our net income per share pursuant to SFAS No. 128, Earnings per Share. Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options were not included in the computation of diluted earnings per share if the exercise prices of the options were greater than the market price of the common stock.

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

6.  COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                       Three months ended
                                     June 30         June 30
                                       2004            2003
                                   -----------     -----------
Net income                         $  483,671      $  334,418
Change in unrealized gain or loss    (158,245)         27,587
                                   -----------     -----------
Comprehensive income               $  325,426      $  362,005
                                   ===========     ===========

7.  INVENTORIES
Inventories consist of the following:

Raw materials              $  375,510
Work-in-process               544,119
Finished goods                440,004
                           -----------
                            1,359,633
Less obsolescence reserve    (240,000)
                           -----------
                           $1,119,633
                           ===========

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

     Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.1% and 2.7% for the three months ended June 30, 2004 and 2003, expected volatility of 55% to 99% and 55% for the three months ended June 30, 2004 and 2003, a weighted average expected life of the options of one to five years, and no dividend yield.

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

     The pro forma information is as follows:

                                                    Three Months Ended June 30
                                                        2004         2003
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   483,671    $   334,418
        Pro forma adjustment
          for stock options                            (132,564)       (81,325)
                                                    ------------   ------------
        Pro forma net income                        $   351,107    $   253,093
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.11    $      0.08
     Basic - pro forma                              $      0.08    $      0.06

     Diluted - as reported                          $      0.10    $      0.07
     Diluted - pro forma                            $      0.07    $      0.06

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-looking statements
     Some of the statements made in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, our ability to obtain sufficient financing to support our operations, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse federal, state and local government regulations, unexpected costs, lower sales and net income, or higher net losses than forecasted, price increases for equipment, our dependence on significant suppliers, including Taiwan Semiconductor Manufacturing Corporation for foundry semiconductor wafers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, our ability to continue eligibility for SBIR awards, our inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks included in our most recent Annual Report on Form 10-KSB.

General
     We develop and sell devices using "spintronics," a nanotechnology we helped pioneer, which utilizes electron spin rather than electron charge to acquire, store and transmit information. We are a licensor of spintronic magnetic random access memory technology, commonly referred to as MRAM, which we believe has the potential to revolutionize electronic memory. We also manufacture high-performance spintronic products including sensors and couplers which are used to acquire and transmit data in automated factories.

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

     The table below summarizes the percentage of revenue for the various items for the periods indicated:

                                        Three Months Ended June 30
                                          2004             2003
                                         -------          -------
Revenue:
  Research and development                52.8 %           61.0 %
  Product sales                           47.2             39.0
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             56.3             67.7
                                         -------          -------
Gross profit                              43.7             32.3

Total expenses                            27.0             20.4
                                         -------          -------
Net income                                16.7 %           11.9 %
                                         =======          =======

     Revenue for the three months ended June 30, 2004 (the first quarter of fiscal 2005) was $2,889,227, an increase of 2% from revenue of $2,819,849, for the three months ended June 30, 2003 (the first quarter of fiscal 2004). The revenue increase was due to increases in commercial product sales partially offset by a decline in research and development revenue.

     Research and development revenue decreased 11% for the three months ended June 30, 2004 to $1,526,087 from $1,720,906 for the three months ended June 30, 2003 due to a shift in resources from government-funded research contracts to company-funded research in order to develop new and improved commercial products. Commercial product sales increased 24% to $1,363,140 from $1,098,943.

     Gross profit margins increased to 44% for the three months ended June 30, 2004 as compared to 32% for the three months ended June 30, 2003. The increase was due to manufacturing efficiencies on commercial products, and a more favorable mix between product sales and contract research and development.

     Research and development expenses increased by 102% to $361,259 for the three months ended June 30, 2004 as compared to $178,669 for the three months ended June 30, 2003. The increase was due to shifting resources from government-funded research contracts to company-funded research in order to develop new and improved commercial products.

     Selling, general and administrative expenses for the three months ended June 30, 2004 increased by 7% to $484,596 compared to $450,863 for the three months ended June 30, 2003. The increase was due to higher intellectual property legal expenses.

     Net income totaled $483,671 for the three months ended June 30, 2004 compared to $334,418 for the three months ended June 30, 2003. The increase in net income was due to higher gross profit margins partially offset by higher expenses.


Liquidity and capital resources
     At June 30, 2004 we had $7,445,148 in cash and available-for-sale securities, consisting of marketable fixed-income investments. We believe our working capital is adequate to meet our requirements for at least the next twelve months.

Outlook
     We have been shifting resources from government funded research contracts to company funded research in order to develop new commercial products. This, along with the possibility of increased MRAM development expenses could reduce research and development revenue and increase research and development expenses going forward. We expect this trend to continue in the remainder of fiscal 2005.

     Gross profit margins could decrease in fiscal 2005 as competitive pressures could force us to decrease our selling prices.

     We expect selling, general and administrative expenses to increase in fiscal 2005 if we rollout MRAM manufactured under our technology agreement with Cypress. We may also increase expenditures relating to MRAM license procurement. Legal expenses relating to enforcing our MRAM intellectual property may also increase. While we expect to remain profitable in the rest of the fiscal year, there is a risk that these additional expenses could lead to lower net income compared to the prior year or operating losses.

     Our growth has required expanding our manufacturing capacity. We purchased several new pieces of production equipment in the past quarter. We plan to purchase additional production equipment and expand our clean-room factory in the coming year to support continued growth in product sales, to reduce labor costs and to increase manufacturing yields.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures
     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting
     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits.

  31.1    Certification by Daniel A. Baker pursuant to
          Rule 13a-14(a)/15d-14(a).

  31.2    Certification by Richard L. George pursuant to
          Rule 13a-14(a)/15d-14(a).

  32.1 Certification by Daniel A. Baker pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification by Richard L. George pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


  (b) Reports on Form 8-K.
          We submitted a Form 8-K with a date of report of April 28, 2004 including our press release reporting summary financial results for the quarter and fiscal year ended March 31, 2004, and a Form 8-K with a date of report of April 30, 2004 including detailed financial statements for the quarter and fiscal year ended March 31, 2004. The information for both Forms was furnished under Item 12, Results of Operations and Financial Condition.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                NVE CORPORATION
                                                                  (Registrant)


Date  July 21, 2004                                         /s/ Daniel A. Baker
      -------------                       -------------------------------------
                                                                Daniel A. Baker
                                          President and Chief Executive Officer


Date  July 21, 2004                                       /s/ Richard L. George
      -------------                       -------------------------------------
                                                              Richard L. George
                                                        Chief Financial Officer