Form 10QSB
period 2004-09-30
NVE CORP /NEW/
filed 2004-10-20
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended  September 30, 2004


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 Par Value - 4,501,345 shares outstanding as of October 15, 2004


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                SEPTEMBER 30, 2004
                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                       $   808,767
   Investment securities                                             6,416,036
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000                               2,548,143
   Inventories                                                       1,090,171
   Deferred tax asset                                                  250,000
   Prepaid expenses and other assets                                   179,239
                                                                   ------------
Total current assets                                                11,292,356
Fixed assets:
   Machinery and equipment                                           4,017,087
   Leasehold improvements                                              379,588
                                                                   ------------
                                                                     4,396,675
   Less accumulated depreciation                                     2,524,543
                                                                   ------------
Net fixed assets                                                     1,872,132
                                                                   ------------
Total assets                                                       $13,164,488
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   447,072
   Accrued payroll and other                                           593,402
   Deferred revenue                                                    348,598
   Capital lease obligations                                            73,432
                                                                   ------------
Total current liabilities                                            1,462,504
Capital lease obligations, less current portion                         67,719
                                                                   ------------
Total liabilities                                                    1,530,223

Shareholders' equity:
   Common stock                                                         45,013
   Additional paid-in capital                                       13,376,776
   Accumulated other comprehensive income                                5,275
   Accumulated deficit                                              (1,792,799)
                                                                   ------------
Total shareholders' equity                                          11,634,265
                                                                   ------------
Total liabilities and shareholders' equity                         $13,164,488
                                                                   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                  THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)

                                        Three Months Ended Sept. 30
                                            2004           2003
                                        ------------   ------------
Revenue:
  Contract research and development     $ 1,645,662    $ 1,595,612
  Product sales                           1,450,052      1,268,573
                                        ------------   ------------
Total revenue                             3,095,714      2,864,185

Cost of sales                             1,960,797      1,738,702
                                        ------------   ------------
Gross profit                              1,134,917      1,125,483

Expenses:
  Research and development                  306,593        302,573
  Selling, general & administrative         481,648        475,691
                                        ------------   ------------
Total expenses                              788,241        778,264
                                        ------------   ------------

Income from operations                      346,676        347,219

Interest income                              58,497         44,455
Interest expense                             (3,605)        (6,907)
Other income                                 21,730         21,709
                                        ------------   ------------
Net income                              $   423,298    $   406,476
                                        ============   ============

Net income per share-basic              $      0.09    $      0.10
                                        ============   ============
Net income per share-diluted            $      0.09    $      0.09
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,499,180      4,232,666
  Diluted                                 4,932,500      4,679,415



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                 SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)

                                         Six Months Ended Sept. 30
                                            2004           2003
                                        ------------   ------------
Revenue:
  Contract research and development     $ 3,171,749    $ 3,316,518
  Product sales                           2,813,192      2,367,516
                                        ------------   ------------
Total revenue                             5,984,941      5,684,034

Cost of sales                             3,586,678      3,647,697
                                        ------------   ------------
Gross profit                              2,398,263      2,036,337

Expenses:
  Research and development                  667,852        481,242
  Selling, general & administrative         966,244        926,554
                                        ------------   ------------
Total expenses                            1,634,096      1,407,796
                                        ------------   ------------

Income from operations                      764,167        628,541

Interest income                             113,366         93,468
Interest expense                             (8,062)       (14,598)
Other income                                 37,498         33,483
                                        ------------   ------------
Net income                              $   906,969    $   740,894
                                        ============   ============

Net income per share-basic              $      0.20    $      0.18
                                        ============   ============
Net income per share-diluted            $      0.18    $      0.16
                                        ============   ============

Weighted average shares outstanding:
  Basic                                   4,495,442      4,199,715
  Diluted                                 4,928,762      4,646,464



                            SEE ACCOMPANYING NOTES.

                               NVE CORPORATION
                          STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                  (Unaudited)

                                                     Six Months Ended Sept. 30
                                                       2004            2003
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $   906,969    $   740,894
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       254,531        244,459
    Changes in operating assets and liabilities:
      Accounts receivable                              (808,664)       (71,138)
      Inventories                                        59,683       (427,586)
      Prepaid expenses and other                        117,298         36,755
      Accounts payable and accrued expenses               1,358        273,134
      Deferred revenue                                  (75,578)      (262,812)
                                                    ------------   ------------
Net cash provided by operating activities               455,597        533,706

INVESTING ACTIVITIES
Purchases of fixed assets                              (679,812)      (650,911)
Purchases of investment securities                      (19,921)       455,929
                                                    ------------   ------------
Net cash used in investing activities                  (699,733)      (194,982)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   79,147        166,791
Repayment of capital lease obligations                  (82,040)       (75,503)
                                                    ------------   ------------
Net cash (used in) provided by
  financing activities                                   (2,893)        91,288
                                                    ------------   ------------

(Decrease) increase in cash and cash equivalents       (247,029)       430,012
Cash and cash equivalents at beginning of period      1,055,796        595,768
                                                    ------------   ------------

Cash and cash equivalents at end of period          $   808,767    $ 1,025,780
                                                    ============   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


1.  INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with SEC regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our report on Form 10-KSB. The results of operations for the three and six month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2005.

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

6.  COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                    Three months            Six months
                                ended September 30      ended September 30
                                 2004        2003        2004        2003
                               --------    --------    --------    --------
Net income                     $423,298    $406,476    $906,969    $740,894
Change in unrealized gains       73,150     (26,352)    (85,095)      1,235
                               --------    --------    --------    --------
Comprehensive income           $496,448    $380,124    $821,874    $742,129
                               ========    ========    ========    ========

7.  INVENTORIES
Inventories consist of the following:

Raw materials              $  447,839
Work-in-process               509,096
Finished goods                313,236
                           -----------
                            1,270,171
Less obsolescence reserve    (180,000)
                           -----------
                           $1,090,171
                           ===========

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

     Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.1% and 2.7% for the three and six months ended September 30, 2004 and 2003, expected volatility of 55% to 99% and 55% for the three and six months ended September 30, 2004 and 2003, a weighted average expected life of the options of one to five years, and no dividend yield.

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

     The pro forma information is as follows:

                                                    Three Months Ended Sept. 30
                                                        2004           2003
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   423,298    $   406,476
        Pro forma adjustment
          for stock options                            (241,196)       (81,325)
                                                    ------------   ------------
        Pro forma net income                        $   182,102    $   325,151
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.09    $      0.10
     Basic - pro forma                              $      0.04    $      0.08

     Diluted - as reported                          $      0.09    $      0.09
     Diluted - pro forma                            $      0.04    $      0.07


                                                     Six Months Ended Sept. 30
                                                        2004           2003
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   906,969    $   740,894
        Pro forma adjustment
          for stock options                            (383,982)      (162,650)
                                                    ------------   ------------
        Pro forma net income                        $   522,987    $   578,244
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.20    $      0.18
     Basic - pro forma                              $      0.12    $      0.14

     Diluted - as reported                          $      0.18    $      0.16
     Diluted - pro forma                            $      0.11    $      0.12

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

General
     We develop and sell devices using "spintronics," a nanotechnology we helped pioneer, which utilizes electron spin rather than electron charge to acquire, store and transmit information. We are a licensor of spintronic magnetic random access memory technology, commonly referred to as MRAM, which we believe has the potential to revolutionize electronic memory. We also manufacture high-performance spintronic products including sensors and couplers to revolutionize data sensing and transmission.

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

Three months ended September 30, 2004 compared to three months ended September 30, 2003

     The table below summarizes the percentage of revenue for the various items for the periods indicated:

                                       Three Months Ended Sept. 30
                                          2004             2003
                                         -------          -------
Revenue:
  Research and development                53.2 %           55.7 %
  Product sales                           46.8             44.3
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             63.3             60.7
                                         -------          -------
Gross profit                              36.7             39.3

Total expenses                            23.0             25.1
                                         -------          -------
Net income                                13.7 %           14.2 %
                                         =======          =======


     Revenue for the three months ended September 30, 2004 (the second quarter of fiscal 2005) was $3,095,714, an increase of 8% from revenue of $2,864,185, for the three months ended September 30, 2003 (the second quarter of fiscal
2004). The revenue increase was due to a 14% increase in commercial product sales to $1,450,052 from $1,268,573 and a 3% increase in research and development revenue to $1,645,662 from $1,595,612.

     Gross profit margins decreased to 37% for the three months ended September 30, 2004 as compared to 39% for the three months ended September 30, 2003. The decrease was due to a shift in product mix partially offset by a more favorable mix between product sales and contract research and development.

     Research and development expenses increased by 1% to $306,593 for the three months ended September 30, 2004 as compared to $302,573 for the three months ended September 30, 2003.

     Selling, general and administrative expenses for the three months ended September 30, 2004 increased by 1% to $481,648 compared to $475,691 for the three months ended September 30, 2003.

     We recorded pre-tax income of $423,298 and $406,476 for the three months ended September 30, 2004 and September 30, 2003, respectively. The income tax provision for the three months ended September 30, 2004 is comprised of a U.S. Federal income tax expense of $143,921, offset by a tax valuation allowance adjustment of $143,921. The income tax provision for the three months ended September 30, 2003 is comprised of a U.S. Federal income tax expense of $138,202, offset by a tax valuation allowance adjustment of $138,202.

     Net income totaled $423,298 for the three months ended September 30, 2004 compared to $406,476 for the three months ended September 30, 2003. The increase in net income was due primarily to higher revenues and higher interest income.

Six months ended September 30, 2004 compared to six months ended
September 30, 2003

     The table below summarizes the percentage of revenue for the various items for the periods indicated:

                                         Six Months Ended Sept. 30
                                          2004             2003
                                         -------          -------
Revenue:
  Research and development                53.0 %           58.3 %
  Product sales                           47.0             41.7
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             59.9             64.2
                                         -------          -------
Gross profit                              40.1             35.8

Total expenses                            24.9             22.8
                                         -------          -------
Net income                                15.2 %           13.0 %
                                         =======          =======

     Revenue for the six months ended September 30, 2004 was $5,984,941, an increase of 5% from revenue of $5,684,034, for the six months ended September 30, 2003. The revenue increase was due to increases in commercial product sales partially offset by a decline in research and development revenue.

     Research and development revenue decreased 4% for the six months ended September 30, 2004 to $3,171,749 from $3,316,518 for the six months ended September 30, 2003 due to a shift in resources from government-funded research contracts to company-funded research. Commercial product sales increased 19% to $2,813,192 from $2,367,516.

     Gross profit margins increased to 40% for the six months ended September 30, 2004 as compared to 36% for the six months ended September 30, 2003. The increase was due to manufacturing efficiencies on commercial products and a more favorable mix between product sales and contract research and development, partially offset by a shift in product mix.

     Research and development expenses increased by 39% to $667,852 for the six months ended September 30, 2004 as compared to $481,242 for the six months ended September 30, 2003. The increase was due to shifting resources from government-funded research contracts to company-funded research.

     Selling, general and administrative expenses for the six months ended September 30, 2004 increased by 4% to $966,244 compared to $926,554 for the six months ended September 30, 2003. The increase was due primarily to higher intellectual property legal expenses.

     We recorded pre-tax income of $906,969 and $740,894 for the six months ended September 30, 2004 and September 30, 2003, respectively. The income tax provision for the six months ended September 30, 2004 is comprised of a U.S. Federal income tax expense of $308,369, offset by a tax valuation allowance adjustment of $308,369. The income tax provision for the six months ended September 30, 2003 is comprised of a U.S. Federal income tax expense of $251,904, offset by a tax valuation allowance adjustment of $251,904.

     Net income totaled $906,969 for the six months ended September 30, 2004 compared to $740,894 for the six months ended September 30, 2003. The increase in net income was due to higher gross profit margins partially offset by higher expenses.

Liquidity and capital resources
     At September 30, 2004 we had $7,224,803 in cash and available-for-sale securities, consisting of marketable fixed-income investments. We believe our working capital is adequate to meet our requirements for at least the next twelve months.

Outlook
     We have been shifting resources from government-funded research contracts to company-funded research in order to develop new commercial products. Our contract research and development revenue may decline in the remainder of fiscal 2005.

     Gross profit margins could decrease in the balance of fiscal 2005 compared to the prior year as competitive pressures could force us to decrease our selling prices and our mix may shift to industrial product sales from medical product sales.

     Increased MRAM development expenses could reduce research and development revenue and increase research and development expenses going forward.

     We expect selling, general and administrative expenses to increase in fiscal 2005 if we rollout MRAM manufactured under our technology agreement with Cypress Semiconductor Corporation. We may also increase expenditures relating to MRAM license procurement. Legal expenses relating to enforcing our MRAM intellectual property may also increase. We expect general and administrative expenses to increase in the remainder of fiscal 2005 due to consulting and auditing related to compliance with Sarbanes-Oxley.

     While we expect to remain profitable in the rest of the fiscal year, there is a risk that these additional expenses could lead to lower net income compared to the prior year or operating losses.

     We may purchase additional capital equipment needed to package and test MRAM from wafers manufactured under our technology agreement with Cypress.

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

Internal Control Over Financial Reporting
     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     An annual meeting of shareholders was held on August 17, 2004. There were 4,496,245 shares of common stock entitled to vote at the meeting with a majority represented at the meeting. The shareholders elected six directors to serve until the next Annual Meeting of Shareholders: Terrence Glarner, Daniel
A. Baker, James M. Daughton, Robert H. Irish, Jeffrey K. Kaszubinski, and Patricia M. Hollister.

Item 5. Other Information.

IMPLICATIONS OF MOTOROLA'S SPIN OFF OF FREESCALE

On March 10, 1995, we executed a Patent License Option Agreement with Motorola, Inc., which gave Motorola the right but not the obligation to take a license under our MRAM intellectual property within a limited time.

On April 14, 2000 we executed a Patent License Option Agreement Amendment which obligated Motorola to pay NVE $500,000 in consideration for extending the Patent License Option Agreement, and gave Motorola the right to elect to exercise its option to license our intellectual property for a further payment of $800,000.

On September 18, 2000 Motorola notified us that it was electing to exercise its option to acquire a non-exclusive, non-transferable, and non-assignable license under the Patent License Option Agreement Amendment and made the corresponding further payment.

Certain of our patents cover MRAM cells with transistor selection for data retrieval, which we believe may be necessary for successful high-density, high-performance MRAMs. We know of no practical alternative design being pursued by potential MRAM suppliers that could be sold in commercial quantities in the foreseeable future.

On July 16, 2004 Motorola spun off its Freescale Semiconductor Division as a separate, publicly-traded entity affiliated with, and controlled by, Motorola including Motorola's semiconductor manufacturing facilities.

In early October 2004 we received written notification that Motorola intends to distribute its remaining ownership interest in Freescale to its common stockholders. In its filings with the SEC, Freescale Semiconductor, Inc. has said it has been advised by Motorola that Motorola anticipates that the distribution will occur by the end of 2004. Completion of the distribution is contingent upon a variety of conditions, and Freescale has stated that the distribution may not occur by the contemplated time or may not occur at all.

In a letter received in early October 2004, Motorola and Freescale asked us to consent to Motorola's assignment of the Patent License Option Agreement to Freescale without additional consideration. We have declined to provide such consent.

Our attorneys have reviewed our agreements with Motorola in light of the Freescale spinoff.

Based on that review, we believe that as long as Motorola controls Freescale, Motorola and Freescale both enjoy rights granted to our intellectual property under our agreements with Motorola.

We believe that Motorola cannot, however, effectively assign its rights to our MRAM intellectual property under our Patent License Option Agreement to Freescale without our consent when, if ever, it no longer controls Freescale.

Furthermore, we believe that our Patent License Option Agreement with Motorola will terminate December 31, 2005 or on the date Motorola ceases manufacturing MRAM Products whichever is later. Such a termination appears likely should Motorola eliminate its ability to manufacture MRAM Products through its spinoff of, and any ending control of, Freescale.

If Freescale loses its license through Motorola from NVE through ceasing to be controlled by Motorola, or if the Patent License Option Agreement is terminated through a cessation of manufacturing of MRAM Products by Motorola, we would be free to negotiate a new license agreement with Freescale.

We have had exploratory discussions with Freescale concerning the possible structure of a new agreement or an assignment of the Patent License Option Agreement with additional amendments. There can be no assurance, however, that agreement will be reached with Freescale, or that any such agreement with Freescale would be on more favorable terms to NVE than the present agreement with Motorola, or that NVE would receive any value under the existing Patent License Option Agreement or any value under any such further agreement with Freescale.

Item 6. Exhibits.

  31.1    Certification by Daniel A. Baker pursuant to
          Rule 13a-14(a)/15d-14(a).

  31.2    Certification by Richard L. George pursuant to
          Rule 13a-14(a)/15d-14(a).

  32 Certification by Daniel A. Baker and Richard L. George pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99 Cautionary statements for purposes of the "safe harbor" provisions of The Private Securities Litigation Reform Act.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                NVE CORPORATION
                                                                  (Registrant)


Date  October 20, 2004                                      /s/ Daniel A. Baker
      ----------------                    -------------------------------------
                                                                Daniel A. Baker
                                          President and Chief Executive Officer


Date  October 20, 2004                                    /s/ Richard L. George
      ----------------                    -------------------------------------
                                                              Richard L. George
                                                        Chief Financial Officer