Form 10QSB
period 2004-12-31
NVE CORP /NEW/
filed 2005-01-19
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended  December 31, 2004


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

                                (952) 829-9217
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, $.01 Par Value - 4,543,354 shares outstanding as of January 17, 2005


Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 NVE CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 2004
                                   (Unaudited)

Current assets:
   Cash and cash equivalents                                       $   670,725
   Investment securities                                             6,576,674
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000                               2,266,330
   Inventories                                                       1,750,989
   Deferred tax asset                                                  250,000
   Prepaid expenses and other assets                                   131,623
                                                                   ------------
Total current assets                                                11,646,341
Fixed assets:
   Machinery and equipment                                           4,115,724
   Leasehold improvements                                              406,287
                                                                   ------------
                                                                     4,522,011
   Less accumulated depreciation                                     2,675,683
                                                                   ------------
Net fixed assets                                                     1,846,328
                                                                   ------------
Total assets                                                       $13,492,669
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   410,035
   Accrued payroll and other                                           682,001
   Deferred revenue                                                    316,414
   Capital lease obligations                                            65,999
                                                                   ------------
Total current liabilities                                            1,474,449
Capital lease obligations, less current portion                         50,685
                                                                   ------------
Total liabilities                                                    1,525,134

Shareholders' equity:
   Common stock                                                         45,013
   Additional paid-in capital                                       13,376,776
   Accumulated other comprehensive loss                                (36,627)
   Accumulated deficit                                              (1,417,627)
                                                                   ------------
Total shareholders' equity                                          11,967,535
                                                                   ------------
Total liabilities and shareholders' equity                         $13,492,669
                                                                   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (Unaudited)

                                            Three Months Ended Dec. 31
                                                2004           2003
                                            ------------   ------------
Revenue:
  Contract research and development         $ 1,440,262    $ 1,633,361
  Product sales                               1,118,210      1,484,766
                                            ------------   ------------
Total revenue                                 2,558,472      3,118,127

Cost of sales                                 1,570,826      1,907,029
                                            ------------   ------------
Gross profit                                    987,646      1,211,098

Expenses:
  Research and development                      257,284        230,671
  Selling, general & administrative             437,839        446,264
                                            ------------   ------------
Total expenses                                  695,123        694,935
                                            ------------   ------------

Income from operations                          292,523        516,163

Interest income                                  60,177         46,716
Interest expense                                 (2,796)        (6,107)
Other income                                     25,268         20,384
                                            ------------   ------------
Net income                                  $   375,172    $   577,156
                                            ============   ============

Net income per share-basic                  $      0.08    $      0.13
                                            ============   ============
Net income per share-diluted                $      0.08    $      0.12
                                            ============   ============

Weighted average shares outstanding:
  Basic                                       4,501,345      4,334,092
  Diluted                                     4,883,402      4,831,540



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (Unaudited)

                                            Nine Months Ended Dec. 31
                                                2004           2003
                                            ------------   ------------
Revenue:
  Contract research and development         $ 4,612,011    $ 4,949,879
  Product sales                               3,931,402      3,852,282
                                            ------------   ------------
Total revenue                                 8,543,413      8,802,161

Cost of sales                                 5,157,504      5,554,726
                                            ------------   ------------
Gross profit                                  3,385,909      3,247,435

Expenses:
  Research and development                      925,136        711,913
  Selling, general & administrative           1,404,083      1,390,818
                                            ------------   ------------
Total expenses                                2,329,219      2,102,731
                                            ------------   ------------

Income from operations                        1,056,690      1,144,704

Interest income                                 173,543        140,184
Interest expense                                (10,858)       (20,705)
Other income                                     62,766         53,867
                                            ------------   ------------
Net income                                  $ 1,282,141    $ 1,318,050
                                            ============   ============

Net income per share-basic                  $      0.29    $      0.31
                                            ============   ============
Net income per share-diluted                $      0.26    $      0.28
                                            ============   ============

Weighted average shares outstanding:
  Basic                                       4,497,919      4,241,791
  Diluted                                     4,879,976      4,739,239



                            SEE ACCOMPANYING NOTES.

                               NVE CORPORATION
                          STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                  (Unaudited)

                                                    Nine Months Ended Dec. 31
                                                       2004            2003
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $ 1,282,141    $ 1,318,050
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       409,530        381,919
    Changes in operating assets and liabilities:
      Accounts receivable                              (526,851)      (124,701)
      Inventories                                      (601,135)      (348,234)
      Prepaid expenses and other                        164,914         62,234
      Accounts payable and accrued expenses              52,920         89,008
      Deferred revenue                                 (107,762)      (469,289)
                                                    ------------   ------------
Net cash provided by operating activities               673,757        908,987

INVESTING ACTIVITIES
Purchases of fixed assets                              (805,148)      (774,110)
(Purchases) sales of investment securities             (226,320)       477,074
                                                    ------------   ------------
Net cash used in investing activities                (1,031,468)      (297,036)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   79,147        246,071
Repayment of capital lease obligations                 (106,507)      (114,447)
                                                    ------------   ------------
Net cash (used in) provided by
  financing activities                                  (27,360)       131,624
                                                    ------------   ------------

(Decrease) increase in cash and cash equivalents       (385,071)       743,575
Cash and cash equivalents at beginning of period      1,055,796        595,768
                                                    ------------   ------------

Cash and cash equivalents at end of period          $   670,725    $ 1,339,343
                                                    ============   ============



                            SEE ACCOMPANYING NOTES.

                                NVE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2004


1.  INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004. The results of operations for the three and nine month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2005.

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

4.  EARNINGS PER SHARE
We calculate our net income per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share is computed based upon the weighted average number of common shares issued and outstanding during each fiscal year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options were not included in the computation of diluted earnings per share if the exercise prices of the options were greater than the market price of the common stock.

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

6.  COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                    Three months            Nine months
                                 ended December 31       ended December 31
                                 2004        2003        2004         2003
                               --------    --------   ----------    ----------
Net income                     $375,172    $577,156   $1,282,141    $1,318,050
Change in unrealized gains
 (loss)                         (41,902)    (24,146)    (126,997)      (22,911)
                               --------    --------   ----------    ----------
Comprehensive income           $333,270    $553,010   $1,155,144    $1,295,139
                               ========    ========   ==========    ==========

7.  INVENTORIES
Inventories consist of the following:

Raw materials              $  761,306
Work-in-process               772,606
Finished goods                397,077
                           -----------
                            1,930,989
Less obsolescence reserve    (180,000)
                           -----------
                           $1,750,989
                           ===========

8.  STOCK-BASED COMPENSATION
     We have adopted the disclosure-only provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation, but apply Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our Stock Option Plan and Employee Stock Purchase Plan. Under APB Opinion No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.1% and 2.7% for the three and nine months ended December 31, 2004 and 2003, expected volatility of 55% to 99% and 55% for the three and nine months ended December 31, 2004 and 2003, a weighted average expected life of the options of one to five years, and no dividend yield.

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

     The pro forma information is as follows:

                                                    Three Months Ended Dec. 31
                                                        2004           2003
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   375,172    $   577,156
        Pro forma adjustment
          for stock options                            (186,761)       (83,590)
                                                    ------------   ------------
        Pro forma net income                        $   188,411    $   493,566
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.08    $      0.13
     Basic - pro forma                              $      0.04    $      0.11

     Diluted - as reported                          $      0.08    $      0.12
     Diluted - pro forma                            $      0.04    $      0.10


                                                     Nine Months Ended Dec. 31
                                                        2004           2003
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $ 1,282,141    $ 1,318,050
        Pro forma adjustment
          for stock options                            (570,779)      (246,240)
                                                    ------------   ------------
        Pro forma net income                        $   711,362    $ 1,071,810
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.29    $      0.31
     Basic - pro forma                              $      0.16    $      0.25

     Diluted - as reported                          $      0.26    $      0.28
     Diluted - pro forma                            $      0.15    $      0.23

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-looking statements
     Some of the statements made in this Quarterly Report on Form 10-QSB constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including entry of new competitors, our ability to obtain sufficient financing to support our operations, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse federal, state and local government regulations, unexpected costs, lower sales and net income, or higher net losses than forecasted, price increases for equipment, our dependence on significant suppliers, including Taiwan Semiconductor Manufacturing Corporation for foundry semiconductor wafers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, our ability to continue eligibility for SBIR awards, our inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

General
     We develop, manufacture, and sell devices using "spintronics," a nanotechnology we helped pioneer, which utilizes electron spin rather than electron charge to acquire, store and transmit information. We are a licensor of spintronic magnetic random access memory technology, commonly referred to as MRAM, which we believe has the potential to revolutionize electronic memory. We also manufacture high-performance spintronic products including sensors and couplers to revolutionize data sensing and transmission.

Outlook
     We have been shifting resources from government-funded research contracts to company-funded research in order to develop new commercial products. Our contract research and development revenue may therefore decline in coming quarters. Furthermore, increased MRAM development could increase research and development expenses and reduce research and development revenue by diverting resources from revenue generating activities.

     An electronic industry inventory glut may continue for one or more quarters, which could continue to depress our product sales. The inventory glut may be due to depressed demand for electronic components in certain segments of the electronic industry. In addition, increased competition may depress product sales, especially coupler sales.

     We expect selling, general and administrative expenses to increase as we prepare to rollout MRAM manufactured under our technology agreement with Cypress Semiconductor Corporation. We may also increase expenditures relating to MRAM license procurement. Legal expenses relating to enforcing our MRAM intellectual property may also increase. We expect general and administrative expenses to increase in the remainder of fiscal 2005 due to auditing and consulting related to compliance with the internal control provisions of Sarbanes-Oxley section 404.

     While we currently have no material commitments for capital expenditures, we may purchase additional capital equipment needed to package and test MRAM from wafers manufactured under our technology agreement with Cypress.

     While we expect to remain profitable in the fourth quarter of Fiscal 2005, there is a risk that these additional expenses could lead to lower net income compared to the prior year or operating losses.

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

Three months ended December 31, 2004 compared to three months ended December 31, 2003

     The table below summarizes the percentage of revenue for the various items for the periods indicated:

                                        Three Months Ended Dec. 31
                                          2004             2003
                                         -------          -------
Revenue:
  Research and development                56.3 %           52.4 %
  Product sales                           43.7             47.6
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             61.4             61.2
                                         -------          -------
Gross profit                              38.6             38.8

Total expenses                            23.9             20.3
                                         -------          -------
Net income                                14.7 %           18.5 %
                                         =======          =======

     Revenue for the three months ended December 31, 2004 (the third quarter of fiscal 2005) was $2,558,472, a decrease of 18% from revenue of $3,118,127, for the three months ended December 31, 2003 (the third quarter of fiscal 2004). The revenue decrease was primarily due to a 25% decrease in product sales to $1,118,210 from $1,484,766. The decrease in product sales was primarily due to a decline in sales to St. Jude Medical and an industry-wide inventory glut. The decline in sales to St. Jude Medical was due to St. Jude Medical purchasing parts for inventory in the prior-year period as they expanded their use of our components.

     Research and development expenses increased by 12% to $257,284 for the three months ended December 31, 2004 as compared to $230,671 for the three months ended December 31, 2003. The increase was due to increased efforts to develop new and improved commercial products.

     Selling, general and administrative expenses for the three months ended December 31, 2004 decreased by 2% to $437,839 compared to $446,264 for the three months ended December 31, 2003.

     We recorded pre-tax income of $375,172 and $577,156 for the three months ended December 31, 2004 and December 31, 2003, respectively. The income tax provision for the three months ended December 31, 2004 is comprised of U.S. Federal income tax expense of $127,558, offset by a tax valuation allowance adjustment of $127,558. The income tax provision for the three months ended December 31, 2003 is comprised of U.S. Federal income tax expense of $196,233, offset by a tax valuation allowance adjustment of $196,233.

     Net income totaled $375,172 for the three months ended December 31, 2004 compared to $577,156 for the three months ended December 31, 2003. The decrease in net income was due to decreased revenues.

Nine months ended December 31, 2004 compared to nine months ended
December 31, 2003

     The table below summarizes the percentage of revenue for the various items for the periods indicated:

                                         Nine Months Ended Dec. 31
                                          2004             2003
                                         -------          -------
Revenue:
  Research and development                54.0 %           52.4 %
  Product sales                           46.0             47.6
                                         -------          -------
Total revenue                            100.0            100.0
Cost of sales                             60.4             61.2
                                         -------          -------
Gross profit                              39.6             38.8

Total expenses                            24.6             20.3
                                         -------          -------
Net income                                15.0 %           18.5 %
                                         =======          =======

     Revenue for the nine months ended December 31, 2004 was $8,543,413, a decrease of 3% from revenue of $8,802,161, for the nine months ended December 31, 2003. The revenue decrease was primarily due to a decline in research and development revenue partially offset by increases in commercial product sales.

     Research and development revenue decreased 7% for the nine months ended December 31, 2004 to $4,612,011 from $4,949,879 for the nine months ended December 31, 2003 due to a shift in resources from government-funded research contracts to company-funded research. Product sales increased 2% to $3,931,402 from $3,852,282.

     Research and development expenses increased by 30% to $925,136 for the nine months ended December 31, 2004 as compared to $711,913 for the nine months ended December 31, 2003. The increase was due to shifting resources from government-funded research contracts to company-funded research.

     Selling, general and administrative expenses for the nine months ended December 31, 2004 increased by 1% to $1,404,083 compared to $1,390,818 for the nine months ended December 31, 2003.

     We recorded pre-tax income of $1,282,141 and $1,318,050 for the nine months ended December 31, 2004 and December 31, 2003, respectively. The income tax provision for the nine months ended December 31, 2004 is comprised of U.S. Federal income tax expense of $435,928, offset by a tax valuation allowance adjustment of $435,928. The income tax provision for the nine months ended December 31, 2003 is comprised of U.S. Federal income tax expense of $448,137, offset by a tax valuation allowance adjustment of $448,137.

     Net income totaled $1,282,141 for the nine months ended December 31, 2004 compared to $1,318,050 for the nine months ended December 31, 2003. The decrease in net income was due to decreased revenues.

Liquidity and capital resources
     At December 31, 2004 we had $7,247,399 in cash and available-for-sale securities, consisting of marketable fixed-income investments. We believe our working capital is adequate to meet our requirements for at least the next twelve months.

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

Internal Control Over Financial Reporting
     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                                                NVE CORPORATION
                                                                  (Registrant)


Date  January 19, 2005                                      /s/ Daniel A. Baker
      ----------------                    -------------------------------------
                                                                Daniel A. Baker
                                          President and Chief Executive Officer


Date  January 19, 2005                                    /s/ Richard L. George
      ----------------                    -------------------------------------
                                                              Richard L. George
                                                        Chief Financial Officer