Form 10QSB/A
period 2004-12-31
NVE CORP /NEW/
filed 2005-01-20
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB/A
                             AMENDMENT NO. 1

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended December 31, 2004.

                                000-12196
                         (Commission File Number)

                              NVE Corporation
            (Exact name of registrant as specified in its charter)

           Minnesota                               41-1424202
(State or other jurisdiction of
incorporation)                        (IRS Employer Identification Number)

          11409 Valley View Road, Eden Prairie, Minnesota 55344
       (Address of principal executive offices including zip code)

                              (952) 829-9217
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]     No [X]

As of January 17, 2005, the Registrant had 4,543,354 shares outstanding of its $.01 par value common stock.

                                 EXPLANATORY NOTE:

This Form 10-QSB/A is being filed solely to file Exhibit 99 missing due to a clerical error.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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