Form 10-Q
period 2005-06-30
NVE CORP /NEW/
filed 2005-07-20
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  June 30, 2005

Commission File Number:  000-12196


                             NVE Corporation
          (Exact name of registrant as specified in its charter)



            Minnesota                                   41-1424202
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


   11409 Valley View Road, Eden Prairie, Minnesota    55344
       (Address of principal executive offices)    (Zip Code)


                             (952) 829-9217
        (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                  [X] Yes  [ ] No

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).                 [ ] Yes  [X] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value - 4,570,104 shares outstanding as of
July 15, 2005

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NVE CORPORATION
                                BALANCE SHEETS
                        JUNE 30, 2005 AND MARCH 31, 2005

                                                  (Unaudited)          *
                                                 June 30, 2005   March 31, 2005
                                                --------------   --------------
ASSETS
Current assets
   Cash and cash equivalents                    $   1,462,601    $   1,240,205
   Short-term investments                             759,030          252,775
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000              2,207,720        2,285,472
   Inventories                                      1,660,158        1,572,759
   Deferred tax asset                                 783,395          756,074
   Prepaid expenses and other assets                  130,990          130,873
                                                --------------   --------------
Total current assets                                7,003,894        6,238,158
Fixed assets
   Machinery and equipment                          4,102,089        4,140,307
   Leasehold improvements                             413,482          413,482
                                                --------------   --------------
                                                    4,515,571        4,553,789
   Less accumulated depreciation                    2,927,035        2,826,227
                                                --------------   --------------
Net fixed assets                                    1,588,536        1,727,562
Long-term investments                               6,269,848        6,224,284
                                                --------------   --------------
Total assets                                    $  14,862,278    $  14,190,004
                                                ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $     280,426    $     319,427
   Accrued payroll and other                          506,061          465,930
   Deferred revenue                                   219,914          267,355
   Capital lease obligations                           84,392           67,430
                                                --------------   --------------
Total current liabilities                           1,090,793        1,120,142
Capital lease obligations, less current portion           -             33,281
                                                --------------   --------------
Total liabilities                                   1,090,793        1,153,423

Shareholders' equity:
   Common stock                                        45,701           45,698
   Additional paid-in capital                      14,307,683       14,064,625
   Accumulated other comprehensive loss               (53,034)        (132,228)
   Accumulated deficit                               (528,865)        (941,514)
                                                --------------   --------------
Total shareholders' equity                         13,771,485       13,036,581
                                                --------------   --------------
Total liabilities and shareholders' equity      $  14,862,278    $  14,190,004
                                                ==============   ==============

*The March 31, 2005 Balance Sheet is from the audited financial statements contained in our Annual Report on Form 10-KSB for the year ended
 March 31, 2005.

                            See accompanying notes.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                     QUARTERS ENDED JUNE 30, 2005 AND 2004
                                  (Unaudited)

                                               Quarter Ended June 30
                                                2005           2004
                                            ------------   ------------
Revenue
  Product sales                             $ 1,784,250    $ 1,363,140
  Contract research and development           1,241,298      1,526,087
                                            ------------   ------------
Total revenue                                 3,025,548      2,889,227

Cost of sales                                 1,681,118      1,625,881
                                            ------------   ------------
Gross profit                                  1,344,430      1,263,346

Expenses
  Research and development                      376,800        361,259
  Selling, general, and administrative          409,594        484,596
                                            ------------   ------------
Total expenses                                  786,394        845,855
                                            ------------   ------------

Income from operations                          558,036        417,491

Interest income                                  68,319         54,869
Interest expense                                 (2,053)        (4,457)
Other income                                     30,815         15,768
                                            ------------   ------------
Income before taxes                             655,117    $   483,671

Provision for income taxes                      242,468            -
                                            ------------   ------------
Net income                                  $   412,649    $   483,671
                                            ============   ============

Net income per share - basic                $      0.09    $      0.11
                                            ============   ============
Net income per share - diluted              $      0.09    $      0.10
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,569,861      4,493,180
  Diluted                                     4,683,151      4,977,489



                            See accompanying notes.

                                NVE CORPORATION
                           STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED JUNE 30, 2005 AND 2004
                                  (Unaudited)

                                                       Quarter Ended June 30
                                                       2005            2004
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $   412,649    $   483,671
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       143,142        118,587
    Gain on sale of fixed assets                        (25,500)          -
    Deferred income taxes                               240,468           -
    Changes in operating assets and liabilities:
      Accounts receivable                                77,752       (211,486)
      Inventories                                       (87,399)        30,221
      Prepaid expenses and other                           (117)       (26,670)
      Accounts payable and accrued expenses               1,130        (76,442)
      Deferred revenue                                  (47,441)       (31,040)
                                                    ------------   ------------
Net cash provided by operating activities               714,684        286,841

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets                   25,500           -
Purchases of fixed assets                                  -          (233,666)
Purchases of investment securities                     (504,063)       (19,922)
                                                    ------------   ------------
Net cash used in investing activities                  (478,563)      (253,588)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                    2,594         50,003
Repayment of capital lease obligations                  (16,319)       (40,594)
                                                    ------------   ------------
Net cash (used in) provided by
  financing activities                                  (13,725)         9,409
                                                    ------------   ------------

Increase in cash and cash equivalents                   222,396         42,662
Cash and cash equivalents at beginning of period      1,240,205      1,055,796
                                                    ------------   ------------

Cash and cash equivalents at end of period          $ 1,462,601    $ 1,098,458
                                                    ============   ============



                            See accompanying notes.

                                NVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (Unaudited)

1.  NATURE OF BUSINESS
     We develop, manufacture, and sell "spintronics" devices, a nanotechnology which relies on electron spin rather than electron charge to acquire, store, and transmit information.

2.  INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. The results of operations for the quarter ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2006.

NOTE 3. FINANCIAL INSTRUMENTS
     Our financial instruments consist of cash and cash equivalents, investments, short-term trade receivables, and accounts payable. Because of their short-term nature, carrying values of our financial instruments approximate their fair value.

NOTE 4. COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                            Quarter ended June 30
                                             2005           2004
                                         ------------   ------------
Net income                               $   412,649    $   483,671
Unrealized gain (loss) from investments       79,194       (158,245)
                                         ------------   ------------
Comprehensive income                     $   491,843    $   325,426
                                         ============   ============

NOTE 5. INVENTORIES
     Inventories consisted of the following:

                                     June 30        March 31
                                       2005           2005
                                   ------------   ------------
       Raw materials               $   852,590    $   754,456
       Work-in-process                 619,641        614,337
       Finished goods                  367,927        383,966
                                   ------------   ------------
                                     1,840,158      1,752,759
       Less obsolescence reserve      (180,000)      (180,000)
                                   ------------   ------------
                                   $ 1,660,158    $ 1,572,759
                                   ============   ============

NOTE 6. STOCK-BASED COMPENSATION
     We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) Nos. 123 and 148, Accounting for Stock-Based Compensation, but apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Under APB Opinion No. 25, when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7% to 3.1% for the three months ended June 30, 2005 and 2004; expected volatility of 55% to 99% for the three months ended June 30, 2005 and 2004; a weighted-average expected life of the options of one to five years, and no dividend yield.

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

     The pro forma information is as follows:

                                                       Quarter Ended June 30
                                                        2005           2004
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   412,649    $   483,671
        Pro forma adjustment for stock options          (10,319)      (132,564)
                                                    ------------   ------------
        Pro forma net income                        $   402,330    $   351,107
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.09    $      0.11
     Basic - pro forma                              $      0.09    $      0.08

     Diluted - as reported                          $      0.09    $      0.10
     Diluted - pro forma                            $      0.09    $      0.07

NOTE 7. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We do not expect to pay taxes in the near future because we have stock-based compensation deductions. We began recognizing tax expenses for reporting purposes in fiscal 2006, however, because under SFAS No. 109, Accounting for Income Taxes, stock-based compensation deductions do not reduce provision for income taxes reported for book purposes. Regardless of our expectations, there can be no assurance that we will generate any specific level of continuing earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-looking statements
     Some of the statements made in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition including entry of new competitors, our ability to obtain sufficient financing to support our operations, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse federal, state and local government regulations, unexpected costs, lower sales and net income or higher net losses than forecasted, price increases for equipment, our dependence on significant suppliers including Taiwan Semiconductor Manufacturing Corporation for foundry semiconductor wafers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, our ability to continue eligibility for SBIR awards, our inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks that may be alluded to in this report and those discussed in Exhibit 99 to this Report, as well as those discussed in Exhibit 99 to our Annual Report on Form 10-KSB for the year ended March 31, 2005.

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


Quarter ended June 30, 2005 compared to the quarter ended June 30, 2004

     The table below summarizes certain summary information for various items for the periods indicated:

                                     Percentage of Revenue            Period-
                                     Quarter Ended June 30           to-Period
                                     2005             2004            Change
                                    -------          -------         ---------
Revenue
  Product sales                      59.0 %           47.2 %           30.9 %
  Research and development           41.0 %           52.8 %          (18.7)%
                                    -------          -------
Total revenue                       100.0 %          100.0 %            4.7 %
Cost of sales                        55.6 %           56.3 %
                                    -------          -------
Gross profit                         44.4 %           43.7 %

Total expenses                       26.0 %           29.3 %           (7.0)%
                                    -------          -------
Income from operations               18.4 %           14.4 %           33.7 %
Net interest and other income         3.2 %            2.3 %           46.7 %
                                    -------          -------
Income before taxes                  21.6 %           16.7 %           35.4 %
Provision for income taxes            8.0 %              -                -
                                    -------          -------
Net income                           13.6 %           16.7 %          (14.7)%
                                    =======          =======


     Total revenue for the quarter ended June 30, 2005 (the first quarter of fiscal 2006) was $3,025,548, an increase of 5% from revenue of $2,889,227 for the quarter ended June 30, 2004 (the first quarter of fiscal 2005). The increase was due to a 31% increase in product sales to $1,784,250 from $1,363,140, partially offset by a decrease in contract research and development revenue.

     Gross profit margin increased to 44.4% for the first quarter of fiscal 2006 from 43.7% for fiscal 2005. The increase was due to a more favorable revenue mix and higher product margins due to the deployment of lower-cost coupler designs.

     Research and development expenses increased by 4% to $376,800 for the quarter ended June 30, 2005 compared to $361,259 for the quarter ended June 30, 2004. The increase was due to a shift from government-funded to company-funded research, an increase in efforts to secure new research contracts, and efforts to develop new and improved commercial products.

     Selling, general and administrative expenses for the quarter ended June 30, 2005 decreased by 15% to $409,594 compared to $484,596 for the quarter ended June 30, 2004. The decrease was due to a shift to distributors to sell our products rather than manufacturers' representatives. This shift reduced commissions we paid and expenses associated with supporting the manufacturers' representatives.

     Pre-tax income increased 35% to $655,117 for the quarter ended June 30, 2005 from $483,671 for the quarter ended June 30, 2004. The increase was due to an increase in revenue, an increase in gross profit margin, and a decrease in selling, general and administrative expenses. These changes were partially offset by an increase in research and development expense.

     The provision for income taxes for the quarter ended June 30, 2005 is due to the exhaustion of our net operating losses in fiscal 2005. We do not expect to pay cash taxes in the near future, however, because we have significant stock-based compensation deductions.

     Net income totaled $412,649 for the quarter ended June 30, 2005 compared to $483,671 for the quarter ended June 30, 2004. The decrease in net income was due to the provision for income taxes.

Liquidity and capital resources
     At June 30, 2005 we had $8,491,479 in cash and investments compared to $7,717,264 at March 31, 2005. The increase was due to cash generated from operations.

     Accounts receivable decreased to $2,207,720 at June 30, 2005 from $2,285,472 at March 31, 2005. The decrease was primarily due to payments for product shipments weighted toward late in fiscal 2005 as product sales recovered from a downturn in the quarter ended December 31, 2004. We expect accounts receivable in the future to approximately track revenue.

     Inventory increased to $1,660,158 at June 30, 2005 from $1,572,759 at March 31, 2005. The increase was primarily due to purchases of foundry wafers either to secure more favorable pricing or to guard against a possible supply shortage. The risk of a foundry wafer supply shortage appears to have since abated.

     We currently have no material commitments for capital expenditures. We believe our working capital is adequate for our needs at least for the next 12 months.

Our Outlook
     Electronic component industry conditions appeared to improve in the first half of calendar 2005 after a weak second half of calendar 2004, as excess inventories in the electronic component distribution channel were burned off. We are therefore cautiously optimistic for product sales in fiscal 2006 compared to fiscal 2005.

     We expect research and development revenue to continue to decline in fiscal 2006 due to more limited availability of government research funds, our shift in emphasis from government-funded to company-funded research, particularly new product development, and our focus of contract research on certain strategic areas.

     We expect gross profit margin to continue to tend to increase in fiscal 2006 due to a continued shift in our revenue mix to product sales from research and development revenue, and as a result of lower-cost product designs completed in fiscal 2005. These increases could be offset, however, by competitive pressures that could cause us to decrease our product selling prices, and by our shift from sales representatives to distributors.

     Selling, general and administrative expenses could increase as we attempt to acquire additional MRAM license agreements or if we need to enforce existing MRAM license agreements.

     We expect research and development expenses to increase in fiscal 2006 as we develop new products and continue to shift from government-funded to company-funded research and development. A shortage of budget funds in the last quarter of the government fiscal year could also lead to a decrease in government revenue in the quarter ending September 30, 2005.

     We do not expect to pay any significant income taxes in fiscal 2006 due to our stock based compensation deductions, however we expect to recognize provisions for income taxes at an effective rate of approximately 37% percent of net income. Unlike net operating loss carryforwards, stock based compensation deductions do not reduce taxes reported for book purposes when realized.

     Although we anticipate being profitable in fiscal 2006, no assurance can be given that we will be successful in achieving this goal.

     We are not currently planning any significant capital expenditures in fiscal 2006, although we evaluate capital investments as needs and opportunities arise. We would likely fund any capital expenditures from operating profits, our cash and cash equivalents, or from the sale of a portion of our investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest income is subject to interest rate risks on cash, cash equivalents, and investments. Our investments in fixed-rate debt securities, which were classified as available-for-sale as of June 30, 2005, have remaining maturities from one to 60 months, and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $7,028,878 at June 30, 2005, representing 47% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate instruments maturing during the next 12 months that are subject to reinvestment risk. As of June 30, 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations, or cash flow.

Item 4. Controls and Procedures.
     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  99 Cautionary statements for purposes of the "safe harbor" provisions of The Private Securities Litigation Reform Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                NVE CORPORATION
                                                                  (Registrant)


        July 20, 2005                                       /s/ Daniel A. Baker
        -------------                     -------------------------------------
            Date                                                Daniel A. Baker
                                          President and Chief Executive Officer


        July 20, 2005                                     /s/ Richard L. George
        -------------                     -------------------------------------
            Date                                              Richard L. George
                                                        Chief Financial Officer