Form 10-Q
period 2005-09-30
NVE CORP /NEW/
filed 2005-10-19
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  September 30, 2005

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

Common Stock, $0.01 Par Value - 4,576,454 shares outstanding as of October 14, 2005

                       PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.
                                NVE CORPORATION
                                BALANCE SHEETS
                     SEPTEMBER 30, 2005 AND MARCH 31, 2005

                                                  (Unaudited)
                                                Sept. 30, 2005  March 31, 2005*
                                                --------------  ---------------
ASSETS
Current assets
   Cash and cash equivalents                    $   1,696,519    $   1,240,205
   Short-term investments                           1,000,145          252,775
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000              1,974,299        2,285,472
   Inventories                                      1,681,660        1,572,759
   Deferred tax assets                                810,038          756,074
   Prepaid expenses and other assets                  117,791          130,873
                                                --------------   --------------
Total current assets                                7,280,452        6,238,158
Fixed assets
   Machinery and equipment                          4,102,089        4,140,307
   Leasehold improvements                             413,482          413,482
                                                --------------   --------------
                                                    4,515,571        4,553,789
   Less accumulated depreciation                    3,066,060        2,826,227
                                                --------------   --------------
Net fixed assets                                    1,449,511        1,727,562
Long-term investments                               6,695,794        6,224,284
                                                --------------   --------------
Total assets                                    $  15,425,757   $  14,190,004
                                                ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $     386,481    $     319,427
   Accrued payroll and other                          505,063          465,930
   Deferred revenue                                   139,504          267,355
   Capital lease obligations                           67,719           67,430
                                                --------------   --------------
Total current liabilities                           1,098,767        1,120,142
Capital lease obligations, less current portion           -             33,281
                                                --------------   --------------
Total liabilities                                   1,098,767        1,153,423

Shareholders' equity:
   Common stock                                        45,765           45,698
   Additional paid-in capital                      14,550,876       14,064,625
   Accumulated other comprehensive loss              (104,754)        (132,228)
   Accumulated deficit                               (164,897)        (941,514)
                                                --------------   --------------
Total shareholders' equity                         14,326,990       13,036,581
                                                --------------   --------------
Total liabilities and shareholders' equity      $  15,425,757    $  14,190,004
                                                ==============   ==============

*The March 31, 2005 Balance Sheet is from the audited financial statements contained in our Annual Report on Form 10-KSB for the year ended
 March 31, 2005.

                            See accompanying notes.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                  QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (Unaudited)

                                            Quarter Ended September 30
                                                2005           2004
                                            ------------   ------------
Revenue
  Product sales                             $ 2,021,672    $ 1,450,052
  Contract research and development           1,030,250      1,645,662
                                            ------------   ------------
Total revenue                                 3,051,922      3,095,714

Cost of sales                                 1,627,673      1,960,797
                                            ------------   ------------
Gross profit                                  1,424,249      1,134,917

Expenses
  Research and development                      517,939        306,593
  Selling, general, and administrative          394,980        481,648
                                            ------------   ------------
Total expenses                                  912,919        788,241
                                            ------------   ------------

Income from operations                          511,330        346,676

Interest income                                  77,119         58,497
Interest expense                                 (1,695)        (3,605)
Other income                                      5,751         21,730
                                            ------------   ------------
Income before taxes                             592,505    $   423,298

Provision for income taxes                      228,537            -
                                            ------------   ------------
Net income                                  $   363,968    $   423,298
                                            ============   ============

Net income per share - basic                $      0.08    $      0.09
                                            ============   ============
Net income per share - diluted              $      0.08    $      0.09
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,573,168      4,499,180
  Diluted                                     4,679,335      4,932,500



                            See accompanying notes.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                  SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (Unaudited)

                                             Six Months Ended Sept. 30
                                                2005           2004
                                            ------------   ------------
Revenue
  Product sales                             $ 3,805,922    $ 2,813,192
  Contract research and development           2,271,548      3,171,749
                                            ------------   ------------
Total revenue                                 6,077,470      5,984,941

Cost of sales                                 3,308,791      3,586,678
                                            ------------   ------------
Gross profit                                  2,768,679      2,398,263

Expenses
  Research and development                      894,739        667,852
  Selling, general, and administrative          804,574        966,244
                                            ------------   ------------
Total expenses                                1,699,313      1,634,096
                                            ------------   ------------

Income from operations                        1,069,366        764,167

Interest income                                 145,438        113,366
Interest expense                                 (3,748)        (8,062)
Other income                                     36,566         37,498
                                            ------------   ------------
Income before taxes                           1,247,622        906,969

Provision for income taxes                      471,005            -
                                            ------------   ------------
Net income                                  $   776,617    $   906,969
                                            ============   ============

Net income per share - basic                $      0.17    $      0.20
                                            ============   ============
Net income per share - diluted              $      0.17    $      0.18
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,571,524      4,495,442
  Diluted                                     4,677,691      4,928,762



                            See accompanying notes.

                                NVE CORPORATION
                           STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                  (Unaudited)

                                                     Six Months Ended Sept. 30
                                                        2005           2004
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $   776,617    $   906,969
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       284,884        254,531
    Gain on sale of fixed assets                        (25,500)          -
    Deferred income taxes                               458,005           -
    Changes in operating assets and liabilities:
      Accounts receivable                               311,173       (808,664)
      Inventories                                      (108,901)        59,683
      Prepaid expenses and other assets                  13,082        117,298
      Accounts payable and accrued expenses             106,187          1,358
      Deferred revenue                                 (127,851)       (75,578)
                                                    ------------   ------------
Net cash provided by operating activities             1,687,696        455,597

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets                   25,500           -
Purchases of fixed assets                                  -          (679,812)
Purchases of investment securities                   (1,252,203)       (19,921)
                                                    ------------   ------------
Net cash used in investing activities                (1,226,703)      (699,733)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   28,313         79,147
Repayment of capital lease obligations                  (32,992)       (82,040)
                                                    ------------   ------------
Net cash used in financing activities                    (4,679)        (2,893)
                                                    ------------   ------------

Increase (decrease) in cash and cash equivalents        456,314       (247,029)
Cash and cash equivalents at beginning of period      1,240,205      1,055,796
                                                    ------------   ------------

Cash and cash equivalents at end of period          $ 1,696,519    $   808,767
                                                    ============   ============



                            See accompanying notes.

                                NVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2005
                                  (Unaudited)

NOTE 1.  NATURE OF BUSINESS
     We develop, manufacture, and sell "spintronics" devices, a nanotechnology which relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2.  INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. The results of operations for the quarter ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2006.

NOTE 3. FINANCIAL INSTRUMENTS
     Our financial instruments consist of cash and cash equivalents, investments, short-term trade receivables, and accounts payable. Because of their short-term nature, carrying values of our financial instruments approximate their fair value.

NOTE 4. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

                                          Quarter Ended September 30
                                             2005             2004
                                         ------------     ------------
Net income                               $   363,968      $   423,298
Unrealized (loss) gain from investments      (51,720)          73,150
                                         ------------     ------------
Comprehensive income                     $   312,248      $   496,448
                                         ============     ============


                                         Six Months Ended September 30
                                             2005             2004
                                         ------------     ------------
Net income                               $   776,617      $   906,969
Unrealized gain (loss) from investments       27,474          (85,095)
                                         ------------     ------------
Comprehensive income                     $   804,091      $   821,874
                                         ============     ============

NOTE 5. INVENTORIES

     Inventories consisted of the following:

                                   September 30     March 31
                                       2005           2005
                                   ------------   ------------
       Raw materials               $   625,752    $   754,456
       Work-in-process                 803,840        614,337
       Finished goods                  432,068        383,966
                                   ------------   ------------
                                     1,861,660      1,752,759
       Less obsolescence reserve      (180,000)      (180,000)
                                   ------------   ------------
                                   $ 1,681,660    $ 1,572,759
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

     Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7% to 3.9% for the three and six months ended September 30, 2005 and 2004; expected volatility of 55% to 99% for the three and six months ended September 30, 2005 and 2004; a weighted-average expected life of the options of one to five years, and no dividend yield.

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

     The pro forma information is as follows:

                                                    Quarter Ended September 30
                                                        2005           2004
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   363,968    $   423,298
        Pro forma adjustment for stock options         (105,084)      (241,196)
                                                    ------------   ------------
        Pro forma net income                        $   258,884    $   182,102
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.08    $      0.09
     Basic - pro forma                              $      0.06    $      0.04

     Diluted - as reported                          $      0.08    $      0.09
     Diluted - pro forma                            $      0.06    $      0.04

                                                  Six Months Ended September 30
                                                        2005           2004
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   776,617    $   906,969
        Pro forma adjustment for stock options         (115,403)      (383,982)
                                                    ------------   ------------
        Pro forma net income                        $   661,214    $   522,987
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.17    $      0.20
     Basic - pro forma                              $      0.14    $      0.12

     Diluted - as reported                          $      0.17    $      0.18
     Diluted - pro forma                            $      0.14    $      0.11


NOTE 7. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We reversed $155,096 and $332,313 for the three and six months ended September 30, 2004 of our valuation allowance due to the utilization of net operating loss carryforwards, resulting in no income tax expense for the three and six months ended September 30, 2004.

     We do not expect to pay taxes in the near future, other than possibly alternative minimum tax, because we have stock-based compensation deductions. However, we began recognizing tax expenses for reporting purposes in fiscal 2006 because under SFAS No. 109, Accounting for Income Taxes, stock-based compensation deductions do not reduce provision for income taxes reported for book purposes. Regardless of our expectations, there can be no assurance that we will generate any specific level of continuing earnings.

NOTE 8. SUBSEQUENT EVENT
     On October 17, 2005, our Board of Directors voted to terminate the NVE Corporation 2001 Employee Stock Purchase Plan effective January 1, 2006. The plan was approved by our shareholders in 2001 and allowed us to issue up to 200,000 shares of common stock. Since the plan was implemented, we issued 7,009; 12,566; 8,917; and 2,839 shares of common stock under the plan for fiscal years 2005, 2004, 2003, and 2002, respectively. The termination was in anticipation of the impact of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123(R), which we believe would have required recognizing expenses associated with the issuance of shares under the Plan. Public entities that do not file as small business issuers will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after June 15, 2005. The termination of the Plan will not affect participants' options to purchase shares under the Plan on December 31, 2005.

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

Quarter ended September 30, 2005 compared to the quarter ended
September 30, 2004

     The table below summarizes certain summary information for various items for the periods indicated:

                                     Percentage of Revenue            Period-
                                   Quarter Ended September 30        to-Period
                                     2005             2004            Change
                                    -------          -------         ---------
Revenue
  Product sales                      66.2 %           46.8 %           39.4 %
  Research and development           33.8 %           53.2 %          (37.4)%
                                    -------          -------
Total revenue                       100.0 %          100.0 %           (1.4)%
Cost of sales                        53.3 %           63.3 %
                                    -------          -------
Gross profit                         46.7 %           36.7 %

Total expenses                       29.9 %           25.5 %           15.8 %
                                    -------          -------
Income from operations               16.8 %           11.2 %           47.5 %
Net interest and other income         2.6 %            2.5 %            5.9 %
                                    -------          -------
Income before taxes                  19.4 %           13.7 %           40.0 %
Provision for income taxes            7.5 %              -                -
                                    -------          -------
Net income                           11.9 %           13.7 %          (14.0)%
                                    =======          =======


     Total revenue for the quarter ended September 30, 2005 (the second quarter of fiscal 2006) was $3,051,922, a decrease of 1% from $3,095,714 for the quarter ended September 30, 2004 (the second quarter of fiscal 2005). The decrease was due to a 37% decrease in contract research and development revenue to $1,030,250 from $1,645,662, partially offset by a 39% increase in product sales to $2,021,672 from $1,450,052. The decrease in contract research and development revenue was due to a shift from government-funded to company-funded research and a decrease in U.S. government contract awards to us. The increase in product sales was due to increased sales of spintronic couplers and other products.

     Gross profit margin increased to 47% for the second quarter of fiscal 2006 from 37% for the same quarter of fiscal 2005. The increase in gross profit margin was due to a more profitable revenue mix and higher product margins due to the deployment of lower-cost coupler designs.

     Research and development expenses increased 69% to $517,939 for the quarter ended September 30, 2005 compared to $306,593 for the quarter ended September 30, 2004. The increase was due to efforts to develop new and improved products and a shift from government-funded to company-funded research.

     Selling, general and administrative expenses for the quarter ended September 30, 2005 decreased 18% to $394,980 compared to $481,648 for the quarter ended September 30, 2004. The decrease was due to a shift to distributors to sell our products rather than manufacturers' representatives. This shift reduced commissions we paid and expenses associated with supporting manufacturers' representatives.

     Net interest and other income increased 6% to $81,175 for the quarter ended September 30, 2005 from $76,622 for the quarter ended September 30, 2004. The increase was mostly due to an increase in interest-bearing investments.

     Income before taxes increased 40% to $592,505 for the quarter ended September 30, 2005 from $423,298 for the quarter ended September 30, 2004. The increase was due to an increase in revenue, an increase in gross profit margin, and a decrease in selling, general and administrative expenses. These changes were partially offset by an increase in research and development expense.

     The provision for income taxes for the quarter ended September 30, 2005 is due to the exhaustion of our net operating losses in fiscal 2005. We do not expect to pay cash taxes in the near future because we have significant stock-based compensation deductions.

     Net income totaled $363,968 for the quarter ended September 30, 2005 compared to $423,298 for the quarter ended September 30, 2004. The decrease in net income was primarily due to the provision for income taxes in the quarter ended September 30, 2005.

     Diluted weighted average shares outstanding decreased to 4,679,335 shares for the quarter ended September 30, 2005 from 4,932,500 shares for the quarter ended September 30, 2004. The decrease was due to the expiration of a warrant issued to Cypress Semiconductor Corporation for the purchase of up to 400,000 shares of common stock.

     Diluted earnings per share were $0.08 for the quarter ended
September 30, 2005 compared to $0.09 for the quarter ended September 30, 2004. The decrease was due to the provision for income taxes in the quarter ended September 30, 2005.

Six months ended September 30, 2005 compared to the six months ended September 30, 2004

     The table below summarizes certain summary information for various items for the periods indicated:

                                     Percentage of Revenue            Period-
                                   Six Months Ended Sept. 30         to-Period
                                     2005             2004            Change
                                    -------          -------         ---------
Revenue
  Product sales                      62.6 %           47.0 %           35.3 %
  Research and development           37.4 %           53.0 %          (28.4)%
                                    -------          -------
Total revenue                       100.0 %          100.0 %            2.0 %
Cost of sales                        54.4 %           59.9 %
                                    -------          -------
Gross profit                         45.6 %           40.1 %

Total expenses                       28.0 %           27.3 %            4.0 %
                                    -------          -------
Income from operations               17.6 %           12.8 %           39.9 %
Net interest and other income         2.9 %            2.4 %           24.8 %
                                    -------          -------
Income before taxes                  20.5 %           15.2 %           37.6 %
Provision for income taxes            7.7 %              -                -
                                    -------          -------
Net income                           12.8 %           15.2 %          (14.4)%
                                    =======          =======


     Total revenue for the six months ended September 30, 2005 was $6,077,470, an increase of 2% from revenue of $5,984,941 for the six months ended September 30, 2004. The increase was due to a 35% increase in product sales to $3,805,922 from $2,813,192 partially offset by a 28% decrease in contract research and development revenue to $2,271,548 from $3,171,749. The decrease in contract research and development revenue was due to a shift from government-funded to company-funded research and a decrease in U.S. government contract awards to us. The increase in product sales was due to increased sales of spintronic couplers and other products.

     Gross profit margin increased to 46% for the first six months of fiscal 2006 from 40% for the first six months fiscal 2005. The increase in gross profit margin was due to a more profitable revenue mix and higher product margins due to the deployment of lower-cost coupler designs.

     Research and development expenses increased by 34% to $894,739 for the six months ended September 30, 2005 compared to $667,852 for the six months ended September 30, 2004. The increase was due to efforts to develop new and improved products and a shift from government-funded to company-funded research.

     Selling, general and administrative expenses for the six months ended September 30, 2005 decreased 17% to $804,573 compared to $966,244 for the six months ended September 30, 2004. The decrease was due to a shift to distributors to sell our products rather than manufacturers' representatives. This shift reduced commissions we paid and expenses associated with supporting manufacturers' representatives.

     Net interest and other income increased 25% to $178,256 for the six months ended September 30, 2005 from $142,802 for the six months ended September 30, 2004. The increase was due to an increase in interest-bearing investments.

     Income before taxes increased 38% to $1,247,622 for the six months ended September 30, 2005 from $906,969 for the six months ended September 30, 2004. The increase was due to an increase in revenue, an increase in gross profit margin, and a decrease in selling, general and administrative expenses. These changes were partially offset by an increase in research and development expense.

     The provision for income taxes for the for the six months ended September 30, 2005 is due to the exhaustion of our net operating losses in fiscal 2005. We do not expect to pay cash taxes in the near future because we have significant stock-based compensation deductions.

     Net income totaled $776,617 for the six months ended September 30, 2005 compared to $906,969 for the six months ended September 30, 2004. The decrease in net income was due to provisions for income taxes.

     Diluted weighted average shares outstanding decreased to 4,677,691 shares for the six months ended September 30, 2005 from 4,928,762 shares for the six months ended September 30, 2004. The decrease was due to the expiration of a warrant issued to Cypress Semiconductor Corporation for the purchase of up to 400,000 shares of common stock.

     Diluted earnings per share were $0.17 for the six months ended September 30, 2005 compared to $0.18 for the six months ended September 30, 2004. The decrease was due to provisions for income taxes in the six months ended September 30, 2005.


Liquidity and capital resources
     At September 30, 2005 we had $9,392,458 in cash plus investments compared to $7,717,264 at March 31, 2005. The increase was due to cash generated from operations as well as non-operating income, and a net increase in the carrying value of our investments. Our entire portfolio of short-term and long-term investments is classified as available for sale.

     Working capital plus long-term investments increased to $12,877,479 from $11,342,300. The increase was due to cash provided by operating activities. Working capital consists of current assets less current liabilities.

     We currently have no material commitments for capital expenditures. We believe our working capital is adequate for our needs at least for the next 12 months.


Our outlook
     Product revenue may continue to increase in fiscal 2006 compared to fiscal 2005 due to growth in the medical market and sales of new coupler and sensor products.

     Although we have not observed a historical pattern of seasonality in our revenues, we had weak product sales in the quarter ended December 31, 2004. Some of the weakness may have been due to a slowdown in purchasing activities around holidays and year-end buying patterns.

     Research and development revenue may continue to decrease in fiscal 2006 compared to the prior year due to more limited availability of government research funds, our shift in emphasis from government-funded to company-funded research, particularly new product development, and our focus of contract research on certain strategic areas. Total revenue may continue to decrease in fiscal 2006 compared to the prior year due to a decrease in research and development revenue.

     We expect gross profit margin to continue to increase in fiscal 2006 compared to the prior year due to a continued shift in our revenue mix to product sales from research and development revenue, and as a result of lower-cost product designs completed in fiscal 2005.

     Selling, general and administrative expenses could increase in fiscal 2006 as we attempt to acquire additional MRAM license agreements and enforce existing MRAM license agreements.

     Research and development expenses may increase in fiscal 2006 compared to the prior year as we develop new products and continue to shift from government-funded to company-funded research and development. Expenses may decrease in the quarter ended December 31, 2005 compared to the quarter ended September 30, 2005 as we complete development of certain new products.

     We do not expect to pay any significant income taxes in fiscal 2006 due to our stock-based compensation deductions, however we expect to recognize provisions for income taxes at an effective rate of approximately 37% percent of net income. Unlike net operating loss carryforwards, stock-based compensation deductions do not reduce taxes reported for book purposes when realized.

     Although we anticipate being profitable in the remainder of fiscal 2006, no assurance can be given that we will be successful in achieving this goal.

     We are not currently planning any significant capital expenditures in fiscal 2006, although we evaluate capital investments as needs and opportunities arise. We would likely fund any capital expenditures from operating profits, our cash and cash equivalents, or from the sale of a portion of our investments.


Recent accounting pronouncements
     In June 2005 the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect that adoption of SFAS No. 154 will have a material effect on our financial position, results of operations, or liquidity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest income is subject to interest rate risks on cash, cash equivalents, and investments. Our investments in fixed-rate debt securities, which were classified as available for sale as of September 30, 2005, have remaining maturities from one to 60 months, and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $7,695,939 at September 30, 2005, representing 50% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate instruments maturing during the next 12 months that are subject to reinvestment risk. As of September 30, 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations, or cash flow.


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

                          PART II--OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Shareholders was held on August 16, 2005. Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act. There was no solicitation in opposition to the nominees as listed in our proxy statement. There were 4,570,104 shares of common stock entitled to vote at the meeting with a majority represented at the meeting. Our board of directors was reelected in its entirety to serve until our next Annual Meeting of Shareholders, with each director receiving more than 98% of the shares voted in their favor.


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


                                                                NVE CORPORATION
                                                                  (Registrant)


      October 19, 2005                                      /s/ Daniel A. Baker
      ----------------                    -------------------------------------
           Date                                                 Daniel A. Baker
                                          President and Chief Executive Officer


      October 19, 2005                                    /s/ Richard L. George
      ----------------                    -------------------------------------
           Date                                               Richard L. George
                                                        Chief Financial Officer