Form 10-Q
period 2005-12-31
NVE CORP /NEW/
filed 2006-01-18
CIK 724910

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  December 31, 2005

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 Par Value - 4,582,903 shares outstanding as of January 13, 2006

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NVE CORPORATION
                                BALANCE SHEETS
                      DECEMBER 31, 2005 AND MARCH 31, 2005

                                                  (Unaudited)
                                                Dec. 31, 2005   March 31, 2005*
                                                -------------   ---------------
ASSETS
Current assets
   Cash and cash equivalents                    $   1,111,009    $   1,240,205
   Short-term investments                             998,205          252,775
   Accounts receivable, net of allowance for
     uncollectible accounts of $15,000              1,741,367        2,285,472
   Inventories                                      2,033,941        1,572,759
   Deferred tax assets                              1,042,877          756,074
   Prepaid expenses and other assets                  138,311          130,873
                                                --------------   --------------
Total current assets                                7,065,710        6,238,158
Fixed assets
   Machinery and equipment                          4,122,662        4,140,307
   Leasehold improvements                             413,482          413,482
                                                --------------   --------------
                                                    4,536,144        4,553,789
   Less accumulated depreciation                    3,205,085        2,826,227
                                                --------------   --------------
Net fixed assets                                    1,331,059        1,727,562
Long-term investments                               7,669,263        6,224,284
                                                --------------   --------------
Total assets                                    $  16,066,032    $  14,190,004
                                                ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                             $     270,447    $     319,427
   Accrued payroll and other                          503,991          465,930
   Deferred revenue                                    99,015          267,355
   Capital lease obligations                           50,685           67,430
                                                --------------   --------------
Total current liabilities                             924,138        1,120,142
Capital lease obligations, less current portion           -             33,281
                                                --------------   --------------
Total liabilities                                     924,138        1,153,423

Shareholders' equity:
   Common stock                                        45,765           45,698
   Additional paid-in capital                      14,983,963       14,064,625
   Accumulated other comprehensive loss              (124,322)        (132,228)
   Retained earnings (deficit)                        236,488         (941,514)
                                                --------------   --------------
Total shareholders' equity                         15,141,894       13,036,581
                                                --------------   --------------
Total liabilities and shareholders' equity      $  16,066,032    $  14,190,004
                                                ==============   ==============

*The March 31, 2005 Balance Sheet is from the audited financial statements contained in our Annual Report on Form 10-KSB for the year ended
 March 31, 2005.

                            See accompanying notes.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                   QUARTERS ENDED DECEMBER 31, 2005 AND 2004
                                  (Unaudited)

                                             Quarter Ended December 31
                                                2005           2004
                                            ------------   ------------
Revenue
  Product sales                             $ 1,742,163    $ 1,118,210
  Contract research and development             868,119      1,440,262
                                            ------------   ------------
Total revenue                                 2,610,282      2,558,472

Cost of sales                                 1,308,752      1,570,826
                                            ------------   ------------
Gross profit                                  1,301,530        987,646

Expenses
  Research and development                      342,616        257,284
  Selling, general, and administrative          434,183        437,839
                                            ------------   ------------
Total expenses                                  776,799        695,123
                                            ------------   ------------

Income from operations                          524,731        292,523

Interest income                                  88,168         60,177
Interest expense                                 (1,336)        (2,796)
Other income                                      3,101         25,268
                                            ------------   ------------
Income before taxes                             614,664    $   375,172

Provision for income taxes                      213,279            -
                                            ------------   ------------
Net income                                  $   401,385    $   375,172
                                            ============   ============

Net income per share - basic                $      0.09    $      0.08
                                            ============   ============
Net income per share - diluted              $      0.09    $      0.08
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,576,454      4,501,345
  Diluted                                     4,677,712      4,883,402



                            See accompanying notes.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                  NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                  (Unaudited)

                                             Nine Months Ended Dec. 31
                                                2005           2004
                                            ------------   ------------
Revenue
  Product sales                             $ 5,548,085    $ 3,931,402
  Contract research and development           3,139,667      4,612,011
                                            ------------   ------------
Total revenue                                 8,687,752      8,543,413

Cost of sales                                 4,617,543      5,157,504
                                            ------------   ------------
Gross profit                                  4,070,209      3,385,909

Expenses
  Research and development                    1,237,355        925,136
  Selling, general, and administrative        1,238,757      1,404,083
                                            ------------   ------------
Total expenses                                2,476,112      2,329,219
                                            ------------   ------------

Income from operations                        1,594,097      1,056,690

Interest income                                 233,606        173,543
Interest expense                                 (5,084)       (10,858)
Other income                                     39,667         62,766
                                            ------------   ------------
Income before taxes                           1,862,286      1,282,141

Provision for income taxes                      684,284            -
                                            ------------   ------------
Net income                                  $ 1,178,002    $ 1,282,141
                                            ============   ============

Net income per share - basic                $      0.26    $      0.29
                                            ============   ============
Net income per share - diluted              $      0.25    $      0.26
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,573,173      4,497,919
  Diluted                                     4,674,431      4,879,976



                            See accompanying notes.

                                NVE CORPORATION
                           STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                  (Unaudited)

                                                     Nine Months Ended Dec. 31
                                                        2005           2004
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $ 1,178,002    $ 1,282,141
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       426,450        409,530
    Gain on sale of fixed assets                        (25,500)          -
    Deferred income taxes                               668,334           -
    Changes in operating assets and liabilities:
      Accounts receivable                               544,105       (526,851)
      Inventories                                      (461,182)      (601,135)
      Prepaid expenses and other assets                  (7,438)       164,914
      Accounts payable and accrued expenses             (10,919)        52,920
      Deferred revenue                                 (168,340)      (107,762)
                                                    ------------   ------------
Net cash provided by operating activities             2,143,512        673,757

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets                   25,500           -
Purchases of fixed assets                               (20,573)      (805,148)
Purchases of investment securities                   (2,255,922)      (226,320)
                                                    ------------   ------------
Net cash used in investing activities                (2,250,995)    (1,031,468)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   28,313         79,147
Repayment of capital lease obligations                  (50,026)      (106,507)
                                                    ------------   ------------
Net cash used in financing activities                   (21,713)       (27,360)
                                                    ------------   ------------

Decrease in cash and cash equivalents                  (129,196)      (385,071)
Cash and cash equivalents at beginning of period      1,240,205      1,055,796
                                                    ------------   ------------

Cash and cash equivalents at end of period          $ 1,111,009    $   670,725
                                                    ============   ============



                            See accompanying notes.

                                NVE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 2005
                                  (Unaudited)

NOTE 1. NATURE OF BUSINESS
     We develop, manufacture, and sell "spintronics" devices, a nanotechnology which relies on electron spin rather than electron charge to acquire, store, and transmit information.


NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation (the "Company") are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005. The results of operations for the quarter ended December 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2006.


NOTE 3. FINANCIAL INSTRUMENTS
     Our financial instruments consist of cash and cash equivalents, investments, short-term trade receivables, and accounts payable. Because of their short-term nature, carrying values of our financial instruments approximate their fair value.


NOTE 4. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

                                           Quarter Ended December 31
                                             2005             2004
                                         ------------     ------------
Net income                               $   401,385      $   375,172
Unrealized (loss) gain from investments      (19,568)         (41,902)
                                         ------------     ------------
Comprehensive income                     $   381,817      $   333,270
                                         ============     ============


                                         Nine Months Ended December 31
                                             2005             2004
                                         ------------     ------------
Net income                               $ 1,178,002      $ 1,282,141
Unrealized gain (loss) from investments        7,906         (126,997)
                                         ------------     ------------
Comprehensive income                     $ 1,185,908      $ 1,155,144
                                         ============     ============

NOTE 5. INVENTORIES

     Inventories consisted of the following:

                                    December 31     March 31
                                       2005           2005
                                   ------------   ------------
       Raw materials               $   646,153    $   754,456
       Work-in-process                 850,643        614,337
       Finished goods                  717,145        383,966
                                   ------------   ------------
                                     2,213,941      1,752,759
       Less obsolescence reserve      (180,000)      (180,000)
                                   ------------   ------------
                                   $ 2,033,941    $ 1,572,759
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

     Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.7% to 3.9% for the three and nine months ended December 31, 2005 and 2004; expected volatility of 55% to 99% for the three and nine months ended December 31, 2005 and 2004; a weighted-average expected life of the options of one to five years, and no dividend yield.

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

     The pro forma information is as follows:

                                                     Quarter Ended December 31
                                                        2005           2004
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $   401,385    $   375,172
        Pro forma adjustment for stock options          (92,474)      (186,761)
                                                    ------------   ------------
        Pro forma net income                        $   308,911    $   188,411
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.09    $      0.08
     Basic - pro forma                              $      0.07    $      0.04

     Diluted - as reported                          $      0.09    $      0.08
     Diluted - pro forma                            $      0.07    $      0.04

                                                     Nine Months Ended Dec. 31
                                                        2005           2004
                                                    ------------   ------------
   Net income applicable to common shares:
        As reported                                 $ 1,178,002    $ 1,282,141
        Pro forma adjustment for stock options         (207,877)      (570,779)
                                                    ------------   ------------
        Pro forma net income                        $   970,125    $   711,362
                                                    ============   ============
   Earnings per share:
     Basic - as reported                            $      0.26    $      0.29
     Basic - pro forma                              $      0.21    $      0.16

     Diluted - as reported                          $      0.25    $      0.26
     Diluted - pro forma                            $      0.21    $      0.15


NOTE 7. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We reversed $137,463 and $469,776 of our valuation allowance for the quarter and nine months ended December 31, 2004 due to the utilization of net operating loss carryforwards, resulting in no income tax expense for the quarter and nine months ended December 31, 2004.

     We do not expect to pay taxes in the near future, other than possibly alternative minimum tax, because we have stock-based compensation deductions. However, we began recognizing tax expenses for reporting purposes in fiscal 2006 because under SFAS No. 109, Accounting for Income Taxes, stock-based compensation deductions do not reduce provision for income taxes reported for book purposes. Tax provisions of $668,334 have been credited to "Additional paid-in capital" in fiscal 2006. Regardless of our expectations, there can be no assurance that we will generate any specific level of continuing earnings.


NOTE 8. SUBSEQUENT EVENT

Termination of our Employee Stock Purchase Plan
     Effective January 1, 2006 the NVE Corporation 2001 Employee Stock Purchase Plan was terminated. This was an implementation of our Board of Directors' vote on October 17, 2005 to terminate the Plan effective January 1, 2006. The termination of the Plan did not affect participants' options to purchase shares under the Plan on December 31, 2005. The termination was in anticipation of the impact of Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 123(R), which we believe would have required recognizing expenses associated with the issuance of shares under the Plan. Public entities that do not file as small business issuers will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after June 15, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


Forward-looking statements
     Some of the statements made in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition including entry of new competitors, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse federal, state and local government regulations, unexpected costs, lower sales and net income or higher net losses than forecasted, our dependence on significant suppliers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, our ability to continue eligibility for SBIR awards, our inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks that may be alluded to in this Report and those discussed in Exhibit 99 to this Report, as well as those discussed in Exhibit 99 to our Annual Report on Form 10-KSB for the year ended March 31, 2005.


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

Quarter ended December 31, 2005 compared to the quarter ended December 31, 2004

     The table below summarizes certain summary information for various items for the periods indicated:

                                     Percentage of Revenue            Period-
                                   Quarter Ended December 31         to-Period
                                     2005             2004            Change
                                    -------          -------         ---------
Revenue
  Product sales                      66.7 %           43.7 %           55.8 %
  Research and development           33.3 %           56.3 %          (39.7)%
                                    -------          -------
Total revenue                       100.0 %          100.0 %            2.0 %
Cost of sales                        50.1 %           61.4 %
                                    -------          -------
Gross profit                         49.9 %           38.6 %

Total expenses                       29.8 %           27.1 %           11.7 %
                                    -------          -------
Income from operations               20.1 %           11.5 %           79.4 %
Net interest and other income         3.5 %            3.2 %            8.8 %
                                    -------          -------
Income before taxes                  23.6 %           14.7 %           63.8 %
Provision for income taxes            8.2 %              -                -
                                    -------          -------
Net income                           15.4 %           14.7 %            7.0 %
                                    =======          =======


     Total revenue for the quarter ended December 31, 2005 (the third quarter of fiscal 2006) was $2,610,282, an increase of 2% from $2,558,472 for the quarter ended December 31, 2004 (the third quarter of fiscal 2005). The increase was due to a 56% increase in product sales to $1,742,163 from $1,118,210, partially offset by a 40% decrease in contract research and development revenue to $868,119 from $1,440,262. The decrease in contract research and development revenue was due to a shift to company-funded research from contract-funded research and a decrease in U.S. Government contract awards to us. The increase in product sales was due to increased sales of spintronic couplers and other products.

     Gross profit margin increased to 50% of revenue for the third quarter of fiscal 2006 from 39% for the same quarter of fiscal 2005. The increase was due a more profitable revenue mix consisting of a higher percentage of product sales, and higher product margins due primarily to lower-cost coupler designs.

     Research and development expense increased 33% to $342,616 for the quarter ended December 31, 2005 compared to $257,284 for the quarter ended
December 31, 2004. The increase was due to efforts to develop new and improved products and a shift to company-funded research from contract-funded research.

     Net interest and other income increased 9% to $89,933 for the quarter ended December 31, 2005 from $82,649 for the quarter ended December 31, 2004. The increase was mostly due to an increase in interest-bearing investments.

     Income before taxes increased 64% to $614,664 for the quarter ended December 31, 2005 from $375,172 for the quarter ended December 31, 2004. The increase was due to an increase in revenue and an increase in gross profit margin. These changes were partially offset by an increase in research and development expense.

     The provision for income taxes for the quarter ended December 31, 2005 was due to the exhaustion of our net operating losses in fiscal 2005. We do not expect to pay significant cash taxes in the near future because we have significant stock-based compensation deductions. Under SFAS No. 109, Accounting for Income Taxes, stock-based compensation deductions do not reduce provision for income taxes reported for book purposes.

     Net income totaled $401,385 for the quarter ended December 31, 2005 compared to $375,172 for the quarter ended December 31, 2004. The increase in net income was primarily due to an increase in revenue and an increase in gross profit partially offset by an increase in research and development expense and a provision for income tax in the quarter ended December 31, 2005.

     Weighted average diluted shares outstanding decreased to 4,677,712 shares for the quarter ended December 31, 2005 from 4,883,402 shares for the quarter ended December 31, 2004. The decrease was due to the expiration of a warrant issued to Cypress Semiconductor Corporation for the purchase of up to 400,000 shares of our common stock.

     Earnings per diluted share were $0.09 for the quarter ended
December 31, 2005 compared to $0.08 for the quarter ended December 31, 2004. The increase was due to an increase in net income and a decrease in diluted weighted average shares outstanding, and despite a provision for income tax in the quarter ended December 31, 2005.

Nine months ended December 31, 2005 compared to the nine months ended December 31, 2004

     The table below summarizes certain summary information for various items for the periods indicated:

                                     Percentage of Revenue            Period-
                                  Nine Months Ended December 31      to-Period
                                     2005             2004            Change
                                    -------          -------         ---------
Revenue
  Product sales                      63.9 %           46.0 %           41.1 %
  Research and development           36.1 %           54.0 %          (31.9)%
                                    -------          -------
Total revenue                       100.0 %          100.0 %            1.7 %
Cost of sales                        53.2 %           60.4 %
                                    -------          -------
Gross profit                         46.8 %           39.6 %

Total expenses                       28.5 %           27.2 %            6.3 %
                                    -------          -------
Income from operations               18.3 %           12.4 %           50.9 %
Net interest and other income         3.1 %            2.6 %           19.0 %
                                    -------          -------
Income before taxes                  21.4 %           15.0 %           45.2 %
Provision for income taxes            7.9 %              -                -
                                    -------          -------
Net income                           13.5 %           15.0 %           (8.1)%
                                    =======          =======


     Total revenue for the nine months ended December 31, 2005 was $8,687,752, an increase of 2% from revenue of $8,543,413 for the nine months ended
December 31, 2004. The increase was due to a 41% increase in product sales to $5,548,085 from $3,931,402 partially offset by a 32% decrease in contract research and development revenue to $3,139,667 from $4,612,011. The decrease in contract research and development revenue was due to a shift to company-funded from contract-funded research and a decrease in U.S. Government contract awards to us. The increase in product sales was due to increased sales of spintronic couplers and other products.

     Gross profit margin increased to 47% of revenue for the first nine months of fiscal 2006 from 40% for the first nine months fiscal 2005. The increase in gross profit margin was due to a more profitable revenue mix and higher product margins due primarily to lower-cost coupler designs.

     Research and development expense increased by 34% to $1,237,355 for the nine months ended December 31, 2005 compared to $925,136 for the nine months ended December 31, 2004. The increase was due to efforts to develop new and improved products and a shift to company-funded research from contract-funded research.

     Selling, general and administrative expense for the nine months ended December 31, 2005 decreased 12% to $1,238,757 compared to $1,404,083 for the nine months ended December 31, 2004. The decrease was due to a shift to distributors to sell our products rather than manufacturers' representatives. This shift reduced commissions we paid and expenses associated with supporting manufacturers' representatives.

     Net interest and other income increased 19% to $268,189 for the nine months ended December 31, 2005 from $225,451 for the nine months ended December 31, 2004. The increase was due to an increase in interest-bearing investments.

     Income before taxes increased 45% to $1,862,286 for the nine months ended December 31, 2005 from $1,282,141 for the nine months ended December 31, 2004. The increase was due to an increase in revenue, an increase in gross profit margin, and a decrease in selling, general and administrative expense. These changes were partially offset by an increase in research and development expense.

     The provision for income taxes for the for the nine months ended
December 31, 2005 was due to the exhaustion of our net operating losses in fiscal 2005. We do not expect to pay significant cash taxes in the near future because we have significant stock-based compensation deductions. Under SFAS No. 109, Accounting for Income Taxes, stock-based compensation deductions do not reduce provision for income taxes reported for book purposes.

     Net income totaled $1,178,002 for the nine months ended December 31, 2005 compared to $1,282,141 for the nine months ended December 31, 2004. The decrease in net income was due to provisions for income taxes.

     Weighted average diluted shares outstanding decreased to 4,674,431 shares for the nine months ended December 31, 2005 from 4,879,976 shares for the nine months ended December 31, 2004. The decrease was due to the expiration of a warrant issued to Cypress Semiconductor Corporation for the purchase of up to 400,000 shares of our common stock.

     Earnings per diluted share were $0.25 for the nine months ended
December 31, 2005 compared to $0.26 for the nine months ended
December 31, 2004. The decrease was due to provisions for income taxes in the nine months ended December 31, 2005.


Liquidity and capital resources
     At December 31, 2005 we had $9,778,477 in cash plus investments compared to $7,717,264 at March 31, 2005. The increase was due to cash generated from operations and non-operating income. Our entire portfolio of short-term and long-term investments is classified as available for sale.

     Inventories increased $461,182 to $2,033,941 at December 31, 2005 compared to $1,572,759 at March 31, 2005. The increase was primarily due to increases in finished goods and work-in-process product inventories to support increased product sales. In the future we expect inventories to tend to increase roughly in line with product sales.

     Working capital and long-term investments increased to $13,810,835 from $11,342,300. The increase was due to cash provided by operating activities. Working capital consists of current assets less current liabilities.

     We currently have a commitment of approximately $100,000 for capital expenditures for equipment to process even smaller products than we currently sell. We believe our working capital is adequate for our needs at least for the next 12 months.

Our outlook
     We expect product revenue to increase in the fourth quarter fiscal 2006 compared to fiscal 2005 due to sales of new coupler and sensor products, anticipated growth of our sales into the medical device market, and price increases for certain of our products that will go into effect in calendar year 2006.

     Research and development revenue may continue to decrease in fiscal 2006 compared to the prior year due to more limited availability of Government research funds, our shift in emphasis from contract-funded to company-funded research, particularly new product development, and our focus of contract research on certain strategic areas.

     We expect gross profit margins to continue to increase in the remainder of fiscal 2006 compared to the prior year due to lower-cost product designs completed in fiscal 2005, price increases for certain of our products that will go into effect in calendar year 2006, and a planned continued shift in our revenue mix to product sales from research and development revenue. Our product sales have generally had higher gross profit margins than our research and development revenue.

     Selling, general and administrative expenses could increase in the future as we attempt to acquire additional MRAM license agreements and enforce existing MRAM license agreements.

     Research and development expense may increase in fiscal 2006 compared to the prior year as we develop new products and continue to shift to company-funded research and development from contract-funded research and development.

     We do not expect to pay any significant income taxes in fiscal 2006 due to our stock-based compensation deductions, however we expect to recognize provisions for income taxes. Unlike net operating loss carryforwards, stock-based compensation deductions do not reduce taxes reported for book purposes when realized.

     We anticipate being profitable in the fourth quarter of fiscal 2006, although no assurance can be given that we will be successful in achieving this goal.

     We currently have a commitment of approximately $100,000 for capital expenditures for equipment to process even smaller products than we currently sell. We are planning certain other smaller expenditures to increase our capacity. We evaluate capital investments as needs and opportunities arise so our capital expenditures could deviate significantly from our expectations. We will likely fund capital expenditures from operating profits or our cash and cash equivalents.

New accounting pronouncements
     In June 2005 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and it changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that adoption of SFAS No. 154 will have a material effect on our financial position, results of operations, or liquidity.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our interest income is subject to interest rate risks on cash, cash equivalents, and investments. Our investments in fixed-rate debt securities, which were classified as available for sale as of December 31, 2005, have remaining maturities from four to 60 months, and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $8,667,468 at December 31, 2005, representing 54% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed rate instruments maturing during the next 12 months that are subject to reinvestment risk. As of December 31, 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations, or cash flow.


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

                          PART II--OTHER INFORMATION


Item 6. Exhibits.

  31.1    Certification by Daniel A. Baker pursuant to
          Rule 13a-14(a)/15d-14(a).

  31.2    Certification by Curt A. Reynders pursuant to
          Rule 13a-14(a)/15d-14(a).

  32 Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99 Cautionary statements for purposes of the "safe harbor" provisions of The Private Securities Litigation Reform Act.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                NVE CORPORATION
                                                                  (Registrant)


      January 18, 2006                                      /s/ Daniel A. Baker
      ----------------                    -------------------------------------
           Date                                                 Daniel A. Baker
                                          President and Chief Executive Officer


      January 18, 2006                                     /s/ Curt A. Reynders
      ----------------                    -------------------------------------
           Date                                                Curt A. Reynders
                                                        Chief Financial Officer