Form 10-K
period 2006-03-31
NVE CORP /NEW/
filed 2006-05-22
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  000-12196

NVE Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-1424202
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

11409 Valley View Road, Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (952) 829-9217

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $0.01 par value (“Common Stock”)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $67 million based on the last sale price of $15.27 per share as reported by The NASDAQ Capital Market for September 30, 2005.

The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of May 16, 2006 was 4,616,703.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of our Proxy Statement for our 2006 Annual Meeting of Stockholders are incorporated by reference into Items  10, 11, 12, and 14 of Part III hereof.

NVE CORPORATION

INDEX TO FORM 10-K

PART I
Item 1. Business
Our Strategy
Our Products and Markets
Sensor Products and Markets
Coupler Products and Markets
MRAM Products and Markets
Product Manufacturing
Sales and Product Distribution
New Product Status
Our Competition
Principal Suppliers and Raw Materials
Intellectual Property
Working Capital Items
Major Customers
Backlog
Seasonality
Research and Development Activities
Government Regulations
Our Employees
Financial Information About Geographical Areas
Available Information
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Application of Critical Accounting Policies and Estimates
Results of Operations
Liquidity and Capital Resources
Outlook
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures

PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

PART IV
Item 15. Exhibits, Financial Statement Schedules
Signatures
Report of Independent Registered Public Accounting Firm

FINANCIAL STATEMENTS
Balance Sheets
Statements of Income
Statement of Shareholders’ Equity
Statement of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition including entry of new competitors, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse federal, state and local government regulations, unexpected costs, lower sales and net income or higher net losses than forecasted, price increases for equipment, our dependence on significant suppliers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, our ability to continue eligibility for SBIR awards, our inability to raise prices, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks that may be alluded to in this Report. For further information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

ITEM 1. BUSINESS.

In General

NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices using spintronics, a nanotechnology we helped pioneer, which utilizes electron spin rather than electron charge to acquire, store and transmit information. We are a licensor of spintronic magnetoresistive random access memory technology, commonly known as MRAM, which we believe has the potential to revolutionize electronic memory. We also manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

NVE History and Background

NVE is a Minnesota corporation headquartered in a suburb of Minneapolis. We were founded in 1989 primarily as a government contract research company. Our stock became publicly traded in 2000 in a reverse merger and became NASDAQ listed in 2003. Since our founding, we have been awarded more than $50 million in government research contracts, including more than 30 MRAM development contracts. These contracts have helped us build our intellectual property portfolio. Over the years our product sales have increased and we have reduced our dependence on research contracts.

Our Enabling Technology

Our designs use one of two nano-scale spintronic structures: giant magnetoresistors or spin-dependent tunnel junctions. Both structures produce a large change in electrical resistance depending on the electron spin orientation in a free layer.

In giant magnetoresistance (GMR) devices, resistance changes due to conduction electrons scattering at interfaces within the devices. The GMR effect is only significant if the layer thicknesses are less than the mean free path of conduction electrons, which is approximately five nanometers. Our critical GMR conductor layers are generally less than two nanometers thick.

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

We believe spintronics represents the first major change in microelectronic technology since the advent of these devices a generation ago. The 1970s brought microelectronic devices including Hall-effect sensors for data acquisition, semiconductor random access memory (commonly referred to as RAM) for data storage, and light-emitting diode (LED)-based optical couplers for data transmission. There have been incremental improvements to these devices over the years, but the inherent limitations of charge-based electronics remain. We believe spintronics can address these significant markets.

Memories are a critical part of almost every electronic device. For some electronic device functions speed is required; others require a large amount of memory; and some require nonvolatility. No single semiconductor memory meets all three of these requirements. For example, a cellphone requires the bit density of DRAM for the operating software, the speed of SRAM for digital signal processing, and the nonvolatility of flash memory for phone books, ring tones, and other permanent storage. The three memories consume power and space. Because they use incompatible materials, the three memories are difficult to combine with each other or with other cellphone circuitry in a single integrated circuit.

Near-term potential MRAM applications include mission-critical storage such as military and industrial applications. As its density increases and cost per bit decreases, MRAM could replace semiconductor memories in cellphones, computers, and other electronic devices enabling smaller, faster, and more power-efficient electronics.

Our sensors are used to detect small changes in magnetic fields. We believe our spintronic sensors are smaller, more precise, and more reliable than competing devices. They can be used to detect the position or speed of robotics and mechanisms, or to acquire information in medical devices or automobiles. As factories become more automated, there is a need for more precise position sensing. Better sensors could also enable smaller, more reliable medical devices and more efficient automobiles.

Like sensors, couplers are widely used in factory automation. Couplers provide reliable digital communication between the various electronic subsystems in factories. For example, couplers are used to send data between robots and central controllers at very high speed. As manufacturing automation expands, there is a need for higher speed data higher channel density. Because of their unique properties, we believe our couplers transmit more data at higher speeds and over longer distances than conventional devices.

Our Strategy

Our vision is to become the leading developer of practical spintronics technology and devices. We plan to do that by selling products and licensing MRAM technology. Our strategy is to continue to reduce our dependence on government contracts and transition toward product sales and licensing as our principal revenue sources.

Grow Product Sales

We plan to broaden our sensor and coupler product lines, expand our distribution network, and promote our products with advertising or direct mail campaigns.

Monetize MRAM Intellectual Property Through Licensing

Because of the large capital investment required to make large-scale memories, our strategy is to monetize our MRAM intellectual property by licensing other companies to make devices using our technology. We intend to pursue new license agreements, although there can be no assurance as to when or if we will consummate additional agreements. For a discussion regarding our existing license agreements, see Item 1 “Business—Intellectual Property—Licenses.”

Transition to Product Sales and License Revenue from Contract Research

Government research and development contracts were the source of some of our patents and product developments, and our primary source of revenue for much of our history. We have redeployed personnel from contract research to company-funded product research because we believe company-funded research will have a higher rate of return.

Our Products and Markets

We operate in one reportable segment. For financial information concerning this segment see Note 6 “Segment Information” of the Financial Statements included elsewhere in this Report.

Sensor Products and Markets

Our sensor products detect the presence of a magnet or metal to determine position or speed. The GMR changes its electrical resistance depending on the magnetic field. In our devices, GMR is combined with conventional foundry integrated circuitry and packaged in much the same way as conventional integrated circuits. We sell standard, or catalog sensors, and custom sensors designed to meet customers’ exact requirements. Our sensors are quite small, very sensitive to magnetic fields, precise, and reliable. These advantages have allowed us to establish a presence in industrial control applications such as robotics and more recently in the medical device market.

Standard sensors

Our standard or catalog sensors are generally used to detect the presence of a magnet or metal to determine position or speed. We believe our spintronic sensors are smaller, more precise, and more reliable than competing devices. Our major market for standard sensors is factory automation.

Custom and medical sensors

Our primary custom products are sensors for medical devices, which are customized to our customers’ requirements and manufactured in accordance with stringent medical device quality standards. Most are used to replace electromechanical magnetic switches. We believe our sensors have important advantages in medical devices compared to electromechanical switches, including no moving parts for inherent reliability, and being smaller, more sensitive, and more precise. Our sensors can be customized using customer-specific integrated signal processing and design variations that can include the range and sensitivity to magnetic fields, electrical resistance, and multi-sensor elements configuration. Anticipated future custom sensor markets include consumer and automotive markets.

Coupler Products and Markets

Our spintronic couplers add an “IsoLoop” integrated microscopic coil to our basic GMR sensor element. The coil creates a small magnetic field that is picked up by the spintronic sensor, transmitting data almost instantly. Couplers are also known as “isolators” because they electrically isolate the coupled systems. Our IsoLoop couplers are much faster than the fastest optical couplers.

We have two main series of couplers: the original IsoLoop 700 Series, and the newer, award-winning IsoLoop 600 Series. The newer couplers use spintronic input stages while our original products use semiconductor input stages. Our couplers are sold primarily for factory and industrial networks. Broadband, telecommunications, and automotive applications are possible in the future.

MRAM Products and Markets

MRAM uses spintronics to store data, combining the speed of semiconductor memory with the nonvolatility of magnetic disk drives. MRAM is inherently nonvolatile, meaning the data remains even if power is removed. MRAM has been called the ideal or universal memory because it has the potential to combine the speed of SRAM, the density of DRAM, and the nonvolatility of flash memory.

Data is stored in the spin of the electrons in thin metal alloy films, and read with spin-dependent tunnel junctions. Unlike electrical charge, the spin of an electron is inherently permanent. In MRAMs, the spin of the electrons is set with tiny bursts of energy. We have invented several types of MRAM memory cells and modes of operation.

Advanced MRAM designs that we are developing include Vertical transport MRAM (also known as VMRAM), magnetothermal MRAM, and spin-momentum transfer MRAM. We believe each of these three design approaches have the potential to increase the scalability of MRAM.

In the near term, MRAM could replace battery-backed-up SRAMs in mission-critical systems such as military, factory control, point-of-sale terminals, and gaming electronics. MRAM has the potential advantages of being simpler, lower cost, and more reliable than battery/memory systems. Long term, MRAM could address the market for ubiquitous high-density memory.

Product Manufacturing

Our fabrication facility is a clean-room area with specialized equipment to deposit, pattern, etch, and process spintronic materials. Most of our products are fabricated in our facility using either raw wafers or foundry wafers. Foundry wafers contain conventional electronics that perform housekeeping functions such as voltage regulation and signal conditioning in our products.

Each wafer includes thousands of devices. We build spintronics structures on wafers in our fabrication facility and send the completed wafers to Asia for dicing and packaging. The packaged parts are returned to us to be tested, inventoried, and shipped.

Sales and Product Distribution

We rely primarily on distributors who stock and sell our products throughout the world, including Digi-Key Corporation, one of the largest electronic component distributors in the United States. Our agreements with distributors are generally renewed annually. In addition, Avago, the company comprised of the former Agilent Technologies, Inc. Semiconductor Product Group, and one of the world’s leading suppliers of solid-state couplers, distributes Agilent- and Avago-branded versions of our couplers under an agreement that expires in June 2007. Avago uses its own network of distributors.

New Product Status

In the past year we began selling several new products including a number of new members of the IsoLoop 600 coupler series. The IsoLoop 600 Series uses spintronic input stages, while our older IsoLoop 700 coupler series uses semiconductor input stages. IsoLoop 600 Series devices are smaller than our older products and provide a simpler interface for markets such as factory automation. We also began selling the AFL-Series digital spintronic switches for use in medical and other markets for advanced sensors.

Our Competition

Industrial Sensor Competition

Several competitors make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive or precise as our sensors.

Medical Sensor Competition

Our medical sensors face competition from electromechanical magnetic sensors such as reed switches. Reed switches have been in use for several decades. A reed switch uses a pair of contacts that pull together when subjected to a magnetic field, closing an electrical circuit. Our medical sensor competitors include Hermetic Switch, Inc., which manufactures miniature magnetically operated reed switches. Additionally, Meder Electronic AG (Engen/Welschingen, Germany) and Memscap SA (Grenoble, France) manufacture microelectromechanical system (MEMS) reed switches. Because our sensors have no moving parts, we believe they are inherently more reliable than miniature and MEMS reed switches. We also believe our sensors are smaller than the smallest reed switches, more precise in their magnetic switch points, and more sensitive to small magnetic fields.

Coupler Competition

The two main competing digital coupler technologies are optical couplers and inductive couplers (transformers). Optical couplers use light and light detectors to transmit information; transformers use magnetic fields transmitted between coils.

In addition to being a customer, Avago is a leading producer of high-speed optical couplers. Other prominent optical coupler suppliers are Fairchild Semiconductor International, NEC Corporation, Sharp Corporation, Toshiba Corporation, and Vishay Intertechnology. We believe our couplers are considerably faster than even the fastest optical couplers.

Inductive couplers are made by a number of companies. Unlike our IsoLoop couplers, inductive couplers require special encoding to transmit logic signals. Furthermore, IsoLoop couplers require much less board space than most optical or inductive couplers. Analog Devices, Inc. and Silicon Laboratories, Inc. market MEMS inductive couplers. While these devices offer some advantages over our couplers and are smaller than other inductive couplers, we believe our devices have higher channel density per area, are faster, and produce less signal distortion.

Texas Instruments Inc. has begun marketing capacitive couplers. We believe we have a broader product line and higher channel density than Texas Instruments’ couplers.

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

MRAM Competition

Most currently available memories are volatile, meaning data is lost when power is removed. Memories in this category include dynamic random access memory (DRAM) and static random access memory (SRAM). MRAM has the potential to match or exceed the speed of such memories without the volatility. Currently available nonvolatile memories include flash memory and ferroelectric random access memory (FRAM). MRAM is potentially faster and uses less power than existing nonvolatile memories. Furthermore, existing nonvolatile memories can be written only a limited number of times before they wear out, while MRAM has virtually unlimited life. Additionally, flash memory may be subject to scalability limitations that could limit its density in coming years. We do not believe MRAM is subject to those limitations.

There are many flash memory manufacturers, most of which are large semiconductor companies. Silicon-oxide-nitride-oxide-silicon (SONOS) and thin-film storage (TFS) have been proposed as improvements to flash memories. Simtek Corporation and Cypress Semiconductor Corporation are among companies reported to be developing SONOS memory; Freescale Semiconductor, Inc. has said it is developing TFS memory. Both types of memory appear to have many of the limitations of conventional flash memory, including limited speed and endurance.

Battery-backed-up SRAM manufacturers include Maxim. We believe that MRAM has the potential of being simpler, lower cost, and more reliable than battery-backed-up SRAM.

Emerging technologies competing with MRAM include carbon nanotubes, phase-change memory (PCM; also known as chalcogenide or ovonic memory), polymer memory, and polymeric ferroelectric random access memory (PFRAM). We believe that MRAM has advantages over these technologies and that it is closer to commercialization, more easily manufacturable, more scalable, and has virtually unlimited endurance. Companies developing carbon nanotube memory include Nantero, Inc. Companies developing PCM include Elpida Memory, Inc., IBM Corporation, Infineon, Intel, Macronix International Co., Ltd., Ovonyx, Inc., Philips, and STMicroelectronics. Companies developing polymer memory include Thin Film Electronics ASA and Coatue. Intel may be developing PFRAM.

Other companies that may compete with us for MRAM research and development or service business, or that may be attempting to develop MRAM intellectual property with the intention of licensing to others, include Grandis, Inc., Spintec (Grenoble, France), and Spintron (Marseille, France).

Principal Suppliers and Raw Materials

Our principal suppliers include manufacturers of semiconductor wafers that are incorporated into our products. These include Advanced Semiconductor Manufacturing Corporation of Shanghai (China), AMI Semiconductor, Inc., Intersil Corporation, Silicon Quest International, Inc., Taiwan Semiconductor Manufacturing Corporation, and Texas Instruments Inc. Other companies supply our device packaging services, including CIRTEK Electronics Corporation (Laguna, The Philippines), Circuit Electronics Industries (Ayutthaya, Thailand), and NS Electronics Bangkok (Thailand), Ltd.

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

Intellectual Property

Patents

As of March 31, 2006 we had 35 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. Our technology is protected by more than 100 patents worldwide either issued, pending or licensed from others. We are continuing to develop inventions and expect to add to our patent portfolio. There are no patents we regard as critical to our business owned by us or licensed to us that expire in the next 12 months.

Much of our intellectual property has been developed with U.S. Government support. In accordance with federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

Certain of our patents cover MRAM cells with transistor selection for data retrieval, which we believe may be necessary for successful high-density, high-performance MRAMs. We believe our 6,275,411 and 6,349,053 U.S. patents, both titled “Spin Dependent Tunneling Memory,” are particularly important. Both patents cover MRAMs using arrays of Spin Dependent Tunnel Junctions. Based on their public disclosures, we believe several companies are pursuing the approach described in these patents. The 6,275,411 patent expires in 2019 and the 6,349,053 patent expires in 2021. We also have patents on advanced MRAM designs that we believe are important, including patents that relate to magnetothermal MRAM, spin-momentum MRAM, and synthetic antiferromagnetic storage.

Trademarks

Our trademarks include “AT-MRAM,” “GMR Switch,” and “GT Sensor.” “IsoLoop” is our registered trademark.

Licenses

We have licensed certain MRAM intellectual property to several companies. Our current MRAM licensees include Cypress, Honeywell, Union Semiconductor Technology Corporation, and Motorola, Inc. We received advance payments in conjunction with the Honeywell, USTC, and Motorola agreements. The Motorola and USTC agreements define royalties if and when those licensees begin selling devices using our intellectual property. Both agreements contain royalty limitations, specifically minimum quantities before royalties are paid and ceilings on the royalties we will receive.

Agreements with Honeywell

Under our agreements with Honeywell, we do not expect to pay royalties to Honeywell for the use of their MRAM intellectual property. Honeywell has rights to certain of our MRAM intellectual property up to a certain point in time. We believe Honeywell does not currently have rights to our more recently developed MRAM intellectual property.

Motorola License

Motorola has a non-exclusive, non-transferable, and non-assignable license to our MRAM intellectual property. Motorola has since separated Freescale. Motorola and Freescale asked us to consent to Motorola’s assignment of the Patent License Option Agreement to Freescale. We have declined to provide such consent without additional consideration. We believe the Motorola agreement likely terminated in 2005 because Motorola transferred manufacturing to Freescale.

Royalty Agreement

We have licensed rights to another organization’s GMR-related patent family, and that agreement calls for us to pay royalties on our sales of certain products. Payments under this agreement have not been material to date. The agreement remains in force until the expiration of the last patent, which is in 2009, or until cumulative royalties of $1.2 million have been paid, whichever is earlier.

Working Capital Items

Like companies in the semiconductor industry, we have historically invested in capital equipment for manufacturing and testing our products, as well as research and development equipment. We have historically deployed significant capital in inventories to have products available from stock, to receive more favorable pricing for raw materials, and to guard against raw material shortages.

Major Customers

We rely on several large customers for a large percentage of our revenue; these include Avago Technologies (the company comprised of the former Agilent Technologies, Inc. Semiconductor Product Group); St. Jude Medical, Inc.; the U.S. Government; Digi-Key Corporation, and certain other distributors. The loss of any one or more of these customers could have a material adverse effect on us. For the purposes of this disclosure, all agencies of the U.S. Government are considered a single customer.

Backlog

As of March 31, 2006 and 2005 we had $682,685 and $2,450,823 of contract research and development backlog we believed to be firm. Of the firm backlog as of March 31, 2006, all is expected to be filled within fiscal 2007. Approximately 90% and 96% of our backlog as of March 31, 2006 and 2005 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed are not included in firm backlog. The portion of orders already included in operating revenues on the basis of percentage of completion or program accounting are excluded. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance, however of additional contracts or follow-on contracts for expired or completed U.S. Government contracts.

We do not believe product sales backlog as of any particular date is indicative of future results. Our product sales are made primarily under standard purchase orders for delivery of standard products. We have certain agreements that require customers to forecast purchases, however these agreements do not generally obligate the customer to purchase any particular quantity of products. Shipment schedules and quantities actually purchased by customers are often revised to reflect changes in customers needs. In light of semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts. We believe that only a small portion of our product order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Seasonality

The past two fiscal years our product business has been less in the quarters ended December 31 than the immediately preceding or following quarters. This may be due in part to distributor ordering patterns or customer vacations and shutdowns late in the calendar year. We do not know if this pattern constitutes a seasonal trend or whether it will continue.

Research and Development Activities

We invested $4,914,348, $5,860,200, and $6,382,865 on research and development for the years ended March 31, 2006, 2005, and 2004. All but $1,096,970, $841,731, and $737,447 of the expenditures for those years were funded by customers through research and development contracts. Our research and development contracts are with other companies and various agencies of the U.S. Government. Over the past three fiscal years we invested in the development of new sensors and couplers including rotational speed sensors, a new family of monolithic couplers called the IL600 Series, and new types of isolated RS-485 network transceivers. We also invested in lower-cost product designs.

Government Regulations

We are subject to various local, state, and federal laws, regulations and agencies that affect businesses generally. These include regulations promulgated by federal and state environmental and health agencies, the federal Occupational Safety and Health Administration, and laws pertaining to the hiring, treatment, safety, and discharge of employees.

Our Employees

We had 50 employees as of March 31, 2006, compared to 64 as of March 31, 2005. The reduction in employees was primarily due to a shift in revenue mix toward product sales, a shift to a distribution-based sales strategy, and increased manufacturing productivity. These changes allowed us to increase our revenue per employee. None of our employees is represented by a labor union or is subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographical Areas

International sales accounted for approximately 32%, 24%, and 18% of our revenue in fiscal 2006, 2005, and 2004. More information about geographical areas is contained in “Note 6. Segment Information” of the Financial Statements.

Environmental Matters

We are subject to environmental laws and regulations, particularly with respect to industrial waste. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Available Information

All reports we file with the Securities and Exchange Commission (SEC), including our annual reports on Forms 10-K and 10-KSB, quarterly reports on Forms 10-Q and 10-QSB, current reports on Form 8-K, proxy statements on Form 14A, as well as any amendments to those reports, are accessible at no cost through the “Investors” section of our Website (www.nve.com). These filings are also accessible on the SEC’s Website (www.sec.gov).

ITEM 1A. RISK FACTORS.

We caution readers that the following important factors, among others, could affect our financial condition, operating results, business prospects or any other aspect of NVE, and could cause our actual results to differ materially from that projected or estimated by us in the forward-looking statements made by us or on our behalf. Although we have attempted to list below the important factors which do or may affect our financial condition, operating results, business prospects or any other aspect of NVE, other factors may in the future prove to be more important. New factors emerge from time to time and it is not possible for us to predict all of such factors. Similarly, we cannot necessarily assess or quantify the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.

Risks Related to Our Business

We may lose revenue if any of our large customers cancel, postpone, or reduce their purchases.

We rely on several large customers for a large percentage of our revenue; these include Avago Technologies (the company comprised of the former Agilent Technologies, Inc. Semiconductor Product Group), St. Jude Medical, Inc., the U.S. Government, Digi-Key Corporation, and certain other distributors. In fiscal 2006 we reduced our number of manufacturers’ representatives, which increased our dependence on our North American distributors. Orders from these large customers can be cancelled, postponed, or reduced without cause, and the loss of any of these customers could have a significant impact on our revenue and our profitability.

We rely on government contracts for a significant percentage of our revenue and we will lose revenue if government funding is reduced or eliminated.

U.S. Government contracts accounted for the majority of our fiscal 2005 revenue, and although U.S. Government contracts decreased as a percentage of our revenues in fiscal 2006, such contracts remain a significant portion of our revenue. A material decrease in U.S. Government funding research or disqualification as a vendor to the U.S. Government for any reason would likely hamper future research and development activity as well as related revenue.

Failure to qualify as a small business under federal regulations could make us ineligible for some government-funded research grants which could have a significant impact on our revenue and our ability to make research and development progress.

Federal regulations place a number of criteria for a business to be eligible to compete for Small Business Innovation Research (SBIR) awards. Those criteria include number of employees and ownership structure. While we believe we meet the criteria, changes in our ownership beyond our control could cause us to lose our eligibility to compete for SBIR awards, which in turn could have a material adverse effect on our revenue, profits, and research and development efforts.

Our backlog may not result in future revenue.

While we evaluate each order to determine qualification for inclusion in our firm backlog, there can be no assurance that amounts included in our firm backlog ultimately will result in future revenue. A reduction in our firm backlog during any particular period, or the failure of our firm backlog to result in future revenue, could harm our business and revenue.

We face an uncertain economic environment in our industry that could adversely affect our business and operations.

The semiconductor market, which is the primary market for our products, has been subject to sudden downturns in the past. Any future downturn in the economic environment would likely have a material adverse impact on our business and revenue.

Our reputation could be damaged and we could lose revenue if we fail to meet technical challenges required to produce marketable products.

Our products use new technology and we are continually researching and developing product designs and production processes. Our production processes require control of magnetic and other parameters that are not required in conventional semiconductor processes. If we are unable to develop stable designs and production processes we may not be able to produce products that meet our customers’ requirements, which could cause damage to our reputation and loss of revenue.

Our failure to meet stringent customer technical requirements could result in the loss of key customers and potentially reduce our sales.

Some of our customers, including Avago (the company comprised of the former Agilent Technologies, Inc. Semiconductor Product Group), St. Jude Medical, and Starkey Laboratories, have stringent technical requirements which require our products to pass certain test and qualification criteria before they are accepted by such customers. Failure to meet those criteria could result in the loss of current sales revenue, customers and future sales.

Our sensors are incorporated into medical devices, which could expose us to a risk of product liability claims and such claims could seriously harm our business and financial condition.

Certain of our sensor products are used in medical devices, including cardiac pacemakers and implantable cardioverter defibrillators (ICDs) made by St. Jude Medical, which help sustain human life. We are also marketing our sensor technology to other manufacturers of cardiac pacemakers and ICDs. Although we have an indemnification agreement with a St. Jude Medical company with provisions designed to limit our exposure to product liability claims, there can be no assurance that we will not be subject to losses, claims, damages, liabilities, or expenses resulting from bodily injury or property damage arising from the incorporation of our sensors in products sold by St. Jude Medical or others. Existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions of our indemnification agreement, or the agreement may not be enforceable in all instances. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition.

Federal legislation may not protect us against liability for the use of our sensors in medical devices and a successful liability claim could seriously harm our business and financial condition.

Although the Biomaterials Access Assurance Act of 1998 may provide us some protection against potential liability claims, that Act includes significant exceptions to supplier immunity provisions, including limitations relating to negligence or willful misconduct. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition. Any product liability claim against us, with or without merit, could result in costly litigation, divert the time, attention and resources of our management and have a material adverse impact on our business.

Changes in the interaction between our sensors and our customers’ medical devices could cause the medical devices to fail, exposing us to a risk of product liability claims that could seriously harm our business and financial condition.

Our sensors function in interaction with our customers’ medical devices. Our sensors are manufactured to meet various electrical, magnetic, and other specifications, but the actual performance of the products is dependent on how they are used in the customers’ devices over the lifetime of the devices. This interaction could be different than expected for a number of reasons. Consequently, it is possible that customers may experience problems with their medical devices that could require device recall or other corrective action, where our sensors met the specification at delivery, and for reasons that are not related primarily or at all to any failure by our product to perform in accordance with specifications. It is possible that our customers or our customers’ patients may assert that our sensors caused or contributed to device failure where our product was not the primary cause of the device performance issue.

Any malfunction of our sensors in existing medical devices could lead to the need to recall devices incorporating our sensors from the market, which may be harmful to our reputation and cause a significant loss of revenue.

Any malfunction of our sensors could lead to the need to recall existing medical devices incorporating our sensors from the market, which may be harmful to our reputation which is dependent on product safety and efficacy. Even if assertions that our sensors caused or contributed to device failure do not lead to product liability or contract claims, such assertions could harm our reputation and our customer relationships. Any damage to our reputation and/or the reputation of our products, or the reputation of our customers or their products could limit the market for our and our customers’ products and harm our results of operations.

We may lose business and revenue if our critical production equipment fails.

Our production process relies on certain critical pieces of equipment for defining, depositing, and modifying the magnetic properties of very thin metal films. Some of this equipment was designed or customized by us, and some may no longer be in production. While we have an in-house maintenance staff, maintenance agreements for certain equipment, some critical spare parts, and back-ups for some of the equipment, we cannot be sure we could repair or replace critical manufacturing equipment were it to fail.

If we are unable to deliver products we face penalties, including loss of certain exclusive manufacturing rights.

Our Agilent supply agreement allows Agilent to gain rights to manufacture couplers based on our technology if we are unable to deliver products on time. The imposition of this penalty could have a material impact on future sales of our products. Furthermore, on reaching certain sales goals, Agilent could gain exclusive rights to distribute certain couplers based on our technology, which could reduce our product sales and leave us partially or totally dependent on Agilent for future coupler sales. Agilent may be able to assign its rights under our agreement to Avago, the company comprised of the former Agilent Semiconductor Product Group.

The loss of supply from any of our key single-source wafer suppliers could impact our ability to produce and deliver products and cause loss of revenue.

Critical suppliers include our suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. Any supply interruptions could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply of any critical chemicals or supplies could impact our ability to produce and deliver products and cause loss of revenue.

There are a number of critical chemicals and supplies that we require to make products. These include certain photoresists, polymers, metals, and alloys. We maintain inventory of critical chemicals and materials, but in many cases we are dependant on single sources, and some of the materials could be discontinued by their suppliers at any time. Any supply interruptions could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our single-source packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.

We are dependent on our packaging vendors including Circuit Electronic Industries Public Co., Ltd. (“CEI,” Ayutthaya, Thailand). Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. CEI had been operating under voluntary debt rehabilitation under Thailand law. We have potential alternate vendors in case CEI’s ability to serve our needs becomes impaired, however it could prove expensive or time-consuming, or technically challenging to convert to an alternate vendor. If one of our packaging vendors were to become insolvent we might not be able to recover work in process or finished goods in their possession. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue. Higher packaging costs with an alternate vendor could have a significant impact on our profitability.

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to increase our market share and future revenue.

Our known competitors and potential competitors include Avago, Analog Devices, Inc., Fairchild Semiconductor International, Fujitsu Limited, Grandis, Inc., Hermetic Switch, Inc., IBM Corporation, Infineon Technologies AG, Intel Corporation, Linear Technology Inc., Macronix International Co., Ltd., Maxim Integrated Products, Inc., Meder Electronic AG, Memscap SA, Nantero, Inc., NEC Corporation, Ovonyx, Inc., Ramtron International Corporation, Silicon Laboratories, Inc., Simtek Corporation, Spintec, Spintron, Texas Instruments Inc., Thin Film Electronics ASA, Toshiba Corporation, Vishay Intertechnology, and others. We believe that we face particularly aggressive competition in our coupler business, and we believe that our competition is increasing as the technology matures. This has meant more competitors and more severe pricing pressure. Furthermore, our competitors are narrowing or eliminating performance advantages we may have had. We expect these trends to continue, and our future competitiveness will depend on our ability to develop new products and reduce our product costs. Most of our competitors and potential competitors are established companies that have significantly greater financial, technical, and marketing resources than us. While we believe that our products have important competitive advantages, our competitors may succeed in developing and marketing products that perform better or are less expensive than ours, or that would render our products and technology obsolete or noncompetitive.

Our business may suffer because we have limited influence over the rate of adoption of our technology, and MRAM technology may not build into a large or significant market.

A significant portion of our future revenue and profits is dependent on our current and future licensees introducing MRAM products. Production difficulties, technical barriers, high production costs, poor market reception or other problems, almost all of which are outside our control, could prevent the deployment of MRAM or limit its market potential. In addition, our licensees may have other priorities that detract attention and resources from introduction of MRAM products using our technology. Furthermore, competing technologies could prevent or supplant MRAM from becoming an important memory technology.

Our license agreements include revenue minimums and royalty limits, which could limit the total amount of revenue we can derive under these agreements.

Our existing license agreements do not provide for us to receive royalties until revenue minimums are met by licensees. In addition, some of these agreements place limits on future royalty and license payments. These provisions could substantially delay our potential revenue and profits from these licensing arrangements and could limit the total amount of revenue that we can derive under these license agreements. Such provisions could limit our potential MRAM revenue and profits under existing agreements.

Our licensees may not be able to make commercially viable MRAMs, which would limit our revenue from MRAM and likely cause our stock price to decline.

MRAM is a new technology, and we are almost completely dependent on licensees to convert our intellectual property into commercially viable MRAM. While our licensees have made samples, there may be technical and manufacturing issues to be resolved before commercially viable devices can be produced, and these problems may never successfully be solved.

Our future business may suffer because we may not be able to consummate additional MRAM license agreements.

Although there are potential licensees for our MRAM intellectual property in addition to our current licensees, we may never be able to consummate additional license agreements. Potential licensees for our MRAM intellectual property might not be interested unless and until the commercial viability of the technology is demonstrated. Potential licensees could also use their own or a third party’s MRAM intellectual property rather than ours. In addition, our existing agreements place restrictions on future license agreements. Specifically, one of our agreements allows one of our licensees to approve licenses with certain other potential licensees. Each of these limitations could hinder our ability to consummate additional MRAM license agreements.

We will not receive royalties if our licensees do not use our intellectual property.

Our license agreements do not require our licensees to use our intellectual property. Although we believe, based on their public disclosures, that devices Freescale and Motorola have described use our intellectual property at least to some extent, our licensees could circumvent or find alternatives to all or some of our technology, and our license agreements require royalty payments only if our licensees use our intellectual property in their devices. It is possible that our licensees might make MRAM devices without using our technology or infringing on our patents, and we would not receive royalties on such devices.

We may not be able to enforce our intellectual property rights or our technology may prove to infringe upon patents or rights owned by others, which may prevent the future sale of our products or increase the cost of such sales.

We protect our proprietary technology and intellectual property by seeking patents, trademarks, and copyrights, and by maintaining trade secrets through entering into confidentiality agreements with employees, suppliers, customers, and prospective customers depending on the circumstances. We hold patents or are the licensee of others owning patented technology covering certain aspects of our sensor, coupler, and MRAM technology. These patent rights may be challenged, rendered unenforceable, invalidated or circumvented. In addition, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. At least several potential MRAM competitors have described designs that we believe would infringe on our patents if such designs were to be commercialized. Efforts to legally enforce patent rights can involve substantial expense, which we may not be able to afford and in any case may not be successful. Further, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition and results of operations.

Our future business may suffer if we are unable to enforce our intellectual property rights with existing licensees.

Our existing license agreements have not generated royalties and may never become active or generate significant royalties. Furthermore, our success in enforcing our intellectual property rights may be dependent on our ability to enforce our contract rights under existing license agreements. Our existing licensees could claim without merit that they do not use our intellectual property or claim that one or more of our patents are invalid. In 2000 we were forced to resort to litigation to enforce our intellectual property rights with Motorola, and we plan to continue to vigorously defend our intellectual property rights. Our limited capital resources could put us at a disadvantage if we take legal action to enforce our intellectual property rights.

We may not be able to negotiate a new MRAM licensing agreement with Freescale.

Our Patent License Option Agreement with Motorola provided for termination December 31, 2005 or on the date Motorola ceases manufacturing MRAM Products whichever is later. We believe such a termination is likely to have occurred as a result of Motorola apparently having eliminated its ability to manufacture MRAM Products through its spinoff of Freescale. We are free to negotiate a new agreement with Freescale or an assignment of the Motorola Patent License Option Agreement to Freescale, but would do so only with amendments thereto. There can be no assurance, however, that any such agreement can be reached with Freescale, or that any such agreement with Freescale would be on more favorable terms to NVE than the present agreement with Motorola, or that NVE would receive any value under the existing Patent License Option Agreement or any value under any such further agreement with Freescale.

Our business success may be adversely affected if we are unable to attract and retain highly qualified management and technical employees.

We have no employment agreements with any of our management other than our Chief Executive Officer and Chief Financial Officer, and have no key-person insurance covering employees. Competition for highly qualified management and technical personnel is generally intense and we may not be able to attract and retain the personnel necessary for the development and operation of our business. The loss of the services of key personnel could have a material adverse effect on our business, financial condition and results of operations. While our Chief Technology Officer, Dr. Daughton, no longer generally works full time, he still makes his technical and contract development expertise available to us. If that arrangement terminates, we may not be able to replace his expertise.

While we believe that we currently have adequate internal control over financial reporting in place, in the future our management will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse affect on our financial results and the market price of our common stock.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring each public company to include a management report assessing the effectiveness of its internal control over financial reporting in Annual Reports on Form 10-KSB or 10-K, and the independent registered public accounting firm auditing such company’s financial statements must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. This requirement will apply to our Annual Report for the fiscal year ending March 31, 2007 if we meet the tests for being an “Accelerated Filer” as of September 30, 2006. If we are not deemed to be an Accelerated Filer on that date, under current regulations we will be required to comply with Section 404 in our Annual Report for the fiscal year ending March 31, 2008. While we currently anticipate being able to fully implement the requirements relating to compliance with Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of such activities on our operations due in large part to the lack of precedent available by which to measure compliance with such requirements. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock. In addition, to the extent we or our independent registered public accounting firm identify a significant deficiency in our internal control over financial reporting, the resources and costs required to remediate such deficiency could have a material adverse impact on our future results of operations.

We are presently involved in class action litigation.

On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. All of the complaints make similar allegations that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. Those lawsuits allege that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits. Although insurance may cover a portion of any judgments, if we do not prevail in these lawsuits we may be required to pay substantial amounts which could have a material adverse impact on our future results of operation and financial condition.

Risks Related to Buying Our Stock

Our stock has been more volatile than other technology sector stocks.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. We believe these fluctuations have been greater on a percentage basis than other technology sector stocks.

Our stock may be subject to volatility because it is not listed on a national market.

Our common stock is traded on the NASDAQ Capital Market (formerly known as the NASDAQ SmallCap Market), which has less daily trading volume on average than the average trading market for companies quoted on other NASDAQ market tiers or the New York Stock Exchange. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.

Our stock price declined in each of the past two fiscal years, and could continue to decline. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:

•      technological innovations by us, our licensees, or our competitors;

•      the announcement of new products, product enhancements, contracts, or license agreements by us, our licensees, or our competitors;

•      changes in requirements or demands for our products;

•      changes in prices of our products and services or our competitors’ products and services;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned and managed by Carlson Real Estate Company, Inc. and is leased to us under an agreement expiring December 31, 2008. We believe the building is adequately insured. We have no significant near-term facility expansion plans. We hold no investments in real estate, real estate mortgages, or securities of persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS.

On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. All of the complaints make similar allegations that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. Those lawsuits allege that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred legal expenses and expect to incur additional legal expenses related to the suits. Based on our evaluation of the likelihood of prevailing we have not recorded a liability on our balance sheet. Insurance may cover a portion of any judgments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our shareholders during the quarter ended March 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock trades on The NASDAQ Capital Market (formerly known as The NASDAQ SmallCap Market) under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ Capital Market for each quarter within the two most recent fiscal years:

	Quarter ended
	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
High	$18.86	$17.90	$19.91	$22.23	$33.25	$38.20	$49.28	$54.85
Low	$14.57	$12.81	$13.55	$11.50	$16.75	$25.94	$28.10	$25.62

Shareholders and Dividends

As of May 1, 2006 we had approximately 8,071 total shareholders, approximately 134 of which were shareholders of record. We have never paid or declared any cash dividends on our Common Stock. We do not anticipate paying dividends in the foreseeable future, as we intend to retain any earnings we may generate to provide for the projected expansion of our business and the possible defense of our intellectual property.

ITEM 6. SELECTED FINANCIAL DATA.

Selected balance sheet and income statement financial data from the last five fiscal years are as follows:

	As of March 31
	2006	2005	2004	2003	2002
Cash, cash equivalents, and investments	$10,891,326	$7,717,264	$7,544,643	$6,475,865	$537,258
Working capital and investments	$15,535,200	$11,342,300	$9,394,741	$6,535,004	$(371,398)
Total assets	$17,758,919	$14,190,004	$12,419,727	$9,681,752	$3,595,456
Capital lease obligations, less current portion	$—	$33,281	$100,711	$223,191	$377,399
Total liabilities	$980,808	$1,153,423	$1,686,483	$2,203,438	$3,118,648
Total shareholders’ equity	$16,778,111	$13,036,581	$10,733,244	$7,478,314	$476,808

	Year Ended March 31
	2006	2005	2004	2003	2002
Revenue
Product sales	$8,345,967	$5,522,250	$5,393,540	$2,503,096	$1,593,182
Contract research and development	3,824,559	6,093,320	6,617,311	6,552,730	4,816,029
License revenue	—	—	—	391,664	586,114
Total revenue	$12,170,526	$11,615,570	$12,010,851	$9,447,490	$6,995,325

Gross profit	$5,951,993	$4,604,836	$4,565,945	$3,536,110	$1,172,789
Income (loss) from operations	$2,471,026	$1,343,777	$1,631,341	$390,432	$(2,217,492)
Income before taxes	$2,840,779	$1,619,850	$1,874,698	$646,850	$(2,100,442)
Net income (loss)	$1,797,746	$1,758,254	$2,107,720	$646,850	$(2,100,442)
Pretax income per diluted share	$0.61	$0.34	$0.40	$0.15	$(0.62)
Net income per share – diluted	$0.39	$0.37	$0.45	$0.15	$(0.62)
Weighted average shares outstanding – diluted	4,667,994	4,733,955	4,726,759	4,324,493	3,405,774

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read this discussion together with our financial statements and the notes to those financial statements included in this Report. In addition to historical information, the following discussion contains forward-looking information that involves risks and uncertainties. Our actual future results could differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of this Report. In this Report we refer to the years ended or ending March 31, 2004, 2005, 2006, and 2007 as fiscal 2004, fiscal 2005, fiscal 2006, and fiscal 2007.

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

Product Warranty Estimation

We maintain a reserve for warranty claims based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty period for our products is generally one year. Although we believe the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new products, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. As of March 31, 2006 and 2005 our estimated reserve for warranty claims were not material to our financial statements.

Inventory Reserves Estimation

We maintain reserves for potentially excess, obsolete, and slow-moving inventory. The amounts of these reserves are based upon expected product lives, competitive conditions, industry conditions, and forecasted sales demand. Our results could be materially different if demand for our products decreased because of economic or competitive conditions, length of an industry downturn, or if products become obsolete because of technical advancements by us or in the industry. Alternatively, if we are able to sell previously reserved inventory, we reverse a portion of the reserve. Changes in inventory reserves are recorded as a component of cost of sales. As of March 31, 2006 our obsolescence reserve was $145,000 compared to $180,000 at March 31, 2005. The decrease was due to the disposal of parts that were previously included in our reserve.

Allowance for Doubtful Accounts Estimation

We must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer that is not considered in the allowance. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Our allowance for doubtful accounts was $15,000 at both March 31, 2006 and 2005. We expect our allowance for doubtful accounts to remain a relatively small percentage of our accounts receivable because much of our receivables are with U.S. Government agencies, large customers, and distributors, which we consider generally credit-worthy. Our allowance for doubtful accounts could increase in the future if larger portions of our sales come from small end-user customers.

Deferred Tax Assets Estimation

In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. We evaluate the realizability of the deferred assets quarterly and assess the need for valuation allowances or reduction of existing allowances quarterly. In fiscal 2005 and fiscal 2004 we reduced the amounts of our valuation allowances based upon our history and our expectations for taxable income.

We began recognizing tax expenses for reporting purposes in fiscal 2006 because we had exhausted our net operating losses net of stock based compensation. We do not expect to pay taxes in the near future, however, because we have the carryforward of prior years’ stock-based compensation deductions available to offset future taxes. Under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, stock-based compensation deductions for tax return purposes do not reduce taxes reported for book purposes but are credited to “Additional paid-in capital.” As of March 31, 2006, our deferred tax assets were $3,432,320 with a related valuation allowance of $1,855,848, compared to $3,984,808 with a valuation allowance of $3,228,734 as of March 31, 2005. Deferred tax assets included $2,866,868 of stock-based compensation deductions as of March 31, 2006 compared to $3,363,179 as of March 31, 2005. These amounts could be subject to an Internal Revenue Code Section 382 limitation. We record provisions for income tax although we do not pay income tax other than alternative minimum tax.

Results of Operations

The table shown below summarizes the percentage of revenue for the various items for the periods indicated:

				Period-to-Period Change
	Percentage of Revenue			Years Ended March 31
	Year Ended March 31			2005 to	2004 to
	2006	2005	2004	2006	2005
Revenue
Product sales	68.6%	47.5%	44.9%	51.1%	2.4%
Contract research and development	31.4%	52.5%	55.1%	(37.2)%	(7.9)%
Total revenue	100.0%	100.0%	100.0%	4.8%	(3.3)%
Cost of sales	51.1%	60.4%	62.0%	(11.3)%	(5.8)%
Gross profit	48.9%	39.6%	38.0%	29.3%	0.9%
Total expenses	28.6%	28.1%	24.4%	6.7%	11.1%
Income from operations	20.3%	11.5%	13.6%	83.9%	(17.6)%
Net interest and other income	3.0%	2.4%	2.0%	33.9%	13.4%
Income before taxes	23.3%	13.9%	15.6%	75.4%	(13.6)%
Income tax provision (benefit)	8.5%	(1.2)%	(1.9)%
Net income	14.8%	15.1%	17.5%	2.2%	(16.6)%

Total revenue for fiscal 2006 was $12,170,526 compared to $11,615,570 in fiscal 2005, an increase of 5%. The increase was due to an increase in product sales partially offset by a decrease in research and development revenue. Total revenue in fiscal 2005 decreased 3% from revenue of $12,010,851 for the year ended March 31, 2004. The decrease from fiscal 2004 to fiscal 2005 was due to a decrease in research and development revenue partially offset by an increase in product sales.

Product sales increased 51% to $8,345,967 in fiscal 2006, following a 2% increase to $5,522,250 in fiscal 2005 from $5,393,540 in fiscal 2004. The increase in fiscal 2006 compared to fiscal 2005 was due to increased sales of spintronic couplers and medical sensors. The increase in fiscal 2005 compared to fiscal 2004 was despite a decline in sales to St. Jude Medical and an electronic industry inventory glut that we believe negatively impacted our sales in the quarter ended December 31, 2004. The decline in sales to St. Jude Medical in fiscal 2005 compared to fiscal 2004 was due to St. Jude Medical purchasing parts for inventory in fiscal 2004 as it expanded its use of our components.

Contract research and development revenue decreased 37% in fiscal 2006 to $3,824,559 from $6,093,320 in fiscal 2005, which was an 8% decrease from $6,617,311 for fiscal 2004. The decreases in both fiscal years were due to shifts to company-funded research from contract-funded research and a decrease in U.S. Government contract awards to us.

Gross profit margin increased to 49% of revenue for fiscal 2006 compared to 40% for fiscal 2005 and 38% for fiscal 2004. The increase in gross profit margin in fiscal 2006 from fiscal 2005 was due to a more profitable revenue mix consisting of a higher percentage of product sales and higher product margins due primarily to lower-cost coupler designs. The increase in gross profit margin in fiscal 2005 from fiscal 2004 was due to a more profitable revenue mix consisting of a higher percentage of product sales.

Research and development expense increased 24% to $1,724,825 for fiscal 2006 compared to $1,393,503 for fiscal 2005. Research and development expense increased 26% for fiscal 2005 from $1,103,062 for fiscal 2004. The increases in both years were due to shifting resources to company-funded research from contract-funded research contracts. Company-funded research and development programs included new spintronic sensor and coupler products.

Selling, general, and administrative expense for fiscal 2006 decreased 6% to $1,756,142 compared to $1,867,556 for fiscal 2005. The decrease was due to a strategic shift to distributors selling our products rather than manufacturers’ representatives. This shift reduced commissions we paid and expenses associated with supporting manufacturers’ representatives. The 2% increase in selling, general, and administrative expense for fiscal 2005 compared to $1,831,542 for fiscal 2004 was due to increased patent and auditing expenses, partially offset by lower personnel expenses.

Interest income net of interest expense plus other income totaled $369,753 for fiscal 2006 compared to $276,073 for fiscal 2005 and $243,357 for fiscal 2004. The increases in both years were due to increases in interest-bearing investments, and a decrease in interest expense with debt reductions. Other income consisted primarily of gains from the sale of excess equipment, which fluctuated depending on the timing of such sales.

We recorded income before taxes of $2,840,779, $1,619,850, and $1,874,698 for fiscal 2006, 2005, and 2004. The increase in fiscal 2006 compared to fiscal 2005 was primarily due to increases in product revenue and gross profit margin. The decrease in income before taxes in fiscal 2005 compared to fiscal 2004 was primarily due to an increase in research and development expense and a decrease in research and development revenue.

Provision for income tax in fiscal 2006 was $1,043,033 compared to tax benefits of $138,404 and $233,022 for fiscal 2005 and 2004. The provision for income tax for fiscal 2006 was due to the exhaustion of our net operating losses in fiscal 2005, although we did not pay significant cash taxes for fiscal 2006 because of stock-based compensation deductions. Income tax benefits for fiscal 2005 and 2004 were from reductions of valuation allowances relating to deferred tax assets for tax return purposes.

Net income for fiscal 2006, 2005, and 2004 was $1,797,746, $1,758,254, and $2,107,720. The increase in net income in fiscal 2006 compared to fiscal 2005 was despite a provision for income tax in fiscal 2006 rather than an income tax benefit in fiscal 2005. The decrease in net income for fiscal 2005 from fiscal 2004 was due to a decrease in research and development revenue, an increase in research and development expense, and a smaller income tax benefit.

Weighted-average diluted shares outstanding were 4,667,994; 4,733,955; and 4,726,759 shares for fiscal 2006, 2005, and 2004. The decrease for fiscal 2006 compared to fiscal 2005 was due to the expiration of a warrant issued to Cypress Semiconductor Corporation for the purchase of up to 400,000 shares of our Common Stock, partially offset by an increase from stock options issued and exercised.

Earnings per diluted share were $0.39, $0.37, and $0.45 for fiscal 2006, 2005, and 2004. Diluted earnings per share for fiscal 2005 and fiscal 2004 were reduced by the dilutive effect of the warrant issued to Cypress that expired early in fiscal 2006.

Liquidity and Capital Resources

Our primary sources of working capital for fiscal years 2004 through 2006 were product sales and research and development contract revenue. At March 31, 2006 we had $10,891,326 in cash and investments compared to $7,717,264 at March 31, 2005. The increase in cash and investments was primarily due to cash generated by operations and a decrease in accounts receivable, partially offset by an increase in inventory.

Accounts receivable decreased to $1,667,029 at March 31, 2006 from $2,285,472 at March 31, 2005. The decrease was due to payments received on research and development contracts. We expect accounts receivable to tend to increase in the future as revenue increases.

Inventory was $2,149,769 at March 31, 2006 compared to $1,572,759 at March 31, 2005. The increase was primarily due to increases in finished goods and work-in-process inventories to support increased product sales. We expect inventories to tend to increase roughly in line with product sales.

The decrease in deferred revenue in fiscal 2006 was primarily due to our partial satisfaction of obligations relating to a prepayment under our agreement with Agilent.

We had $33,281 in debt at March 31, 2006, consisting of a lease collateralized by production equipment that we expect to retire in June 2006. While we are not currently planning any additional borrowing, we may have the ability to borrow using certain of our production equipment assets as collateral if necessary.

Capital expenditures were $74,110, $846,281, and $773,966 in fiscal 2006, 2005, and 2004. The larger expenditures in fiscal 2005 and fiscal 2004 compared to fiscal 2006 were primarily to improve manufacturing efficiency, increase product manufacturing capacity, and provide redundancy for critical production equipment.

The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$560,530	$200,411	$360,119	$—	$—
Purchase Obligations	145,500	145,500	—	—	—
Other Long-Term Liabilities	—	—	—	—	—
Total	$706,030	$345,911	$360,119	$—	$—

We believe our working capital and cash generated from operations will be adequate for our needs at least through our fiscal year ending March 31, 2007.

Outlook

In fiscal 2007 we plan to continue our business strategy, including developing new sensors and couplers, and pursuing new MRAM license agreements. We expect product sales to continue to increase as we expand our customer base and our existing customers increase their purchases. We expect contract research and development revenue to continue to decrease as a percentage of total revenue in fiscal 2007 as product sales increase and our emphasis continues to shift to company-funded from contract-funded research.

We expect gross profit margin to increase in fiscal 2007 compared to fiscal 2006 due to lower-cost product designs deployed in fiscal 2006, price increases for some of our products, and a planned shift in our revenue mix to product sales from research and development revenue. Our product sales generally have higher gross profit margins than our research and development revenue.

We do not expect to pay significant income taxes in fiscal 2007, but we expect to continue to recognize provisions for income taxes due to our stock-based compensation deductions for tax purposes. Unlike net operating loss carryforwards, stock-based compensation deductions do not reduce taxes reported for book purposes when realized.

We plan to continue to evaluate capital investments as needs and opportunities arise. We currently expect capital investments for fiscal 2007 to increase from a relatively low level in fiscal 2006 as we build production capacity to support product sales growth.

Foreign Currency Transactions

We have some limited revenue risks from fluctuations in values of foreign currency due to product sales abroad. Foreign sales are generally made in U.S. currency, and currency transaction gains or losses in the past three fiscal years were not significant.

Inflation

Inflation has not had a significant impact on our operations since our inception. Prices for our products and for the materials and labor going into those products are governed by market conditions. It is possible that inflation in future years could impact both materials and labor in the production of our products. Rates paid by the U.S. Government for research and development contracts are generally adjustable with inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to interest rate risks on cash, cash equivalents, and available-for-sale securities. Our investments in fixed-rate debt securities, which were classified as available-for-sale as of March 31, 2006, have remaining maturities from one to 59 months, and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $9,602,964 at March 31, 2006, representing 54% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed-rate instruments maturing during the next twelve months that are subject to reinvestment risk. As of March 31, 2006, our analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations, or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and accompanying notes are in this Report beginning on page F-1. Selected quarterly financial data for fiscal 2006 and 2005, presented as supplementary financial information, is as follows:

	Year Ended March 31, 2006
	Unaudited; Quarter Ended
	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
Revenue
Product sales	$2,797,882	$1,742,163	$2,021,672	$1,784,250
Contract research and development	684,892	868,119	1,030,250	1,241,298
Total revenue	3,482,774	2,610,282	3,051,922	3,025,548
Gross profit	1,881,784	1,301,530	1,424,249	1,344,430
Income from operations	876,929	524,731	511,330	558,036
Income before taxes	978,493	614,664	592,505	655,117
Net income	$619,744	$401,385	$363,968	$412,649

Net income per share – diluted	$0.13	$0.09	$0.08	$0.09

	Year Ended March 31, 2005
	Unaudited; Quarter Ended
	March 31, 2005	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004
Revenue
Product sales	$1,590,848	$1,118,210	$1,450,052	$1,363,140
Contract research and development	1,481,309	1,440,262	1,645,662	1,526,087
Total revenue	3,072,157	2,558,472	3,095,714	2,889,227
Gross profit	1,218,927	987,646	1,134,917	1,263,346
Income from operations	287,087	292,523	346,676	417,491
Income before taxes	349,209	375,172	423,298	483,671
Net income	$476,113	$375,172	$423,298	$483,671

Net income per share – diluted	$0.10	$0.08	$0.09	$0.10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Shareholder Proposals for Nominations to Our Board

The discussion under the section titled “The Board, Board Committees, and Meetings—The Nominating/Corporate Governance Committee—Shareholder Nominees” to be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Directors and Executive Officers

Each director is elected annually and serves for a term of one year or until his or her successor is duly elected and qualified. The section titled “The Board, Board Committees, and Meetings—The Audit Committee” to be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders sets forth certain information regarding our directors required by Item 10, and is incorporated herein by reference. The following table sets forth certain information regarding our executive officers:

Name and Position	Age
Daniel A. Baker, Director, President, and Chief Executive Officer	48
Curt A. Reynders, Treasurer and Chief Financial Officer	43
James M. Daughton, Director and Chief Technology Officer	69

Daniel A. Baker has been a director and the President and Chief Executive Officer since January 2001. From 1993 until joining NVE he was President and CEO of Printware, Inc., now known as Printware LLC, which manufactures and markets high-speed imaging systems. Dr. Baker has nearly 30 years of experience in high-tech industry, including executive positions with Minntech Corporation and Percom Data Corporation. Dr. Baker has Ph.D. and M.S. degrees in engineering from the University of Minnesota, an M.B.A. from the University of Minnesota, and a B.S. in engineering from Case Western Reserve University.

Curt A. Reynders has been NVE’s Treasurer and Chief Financial Officer since January 2006. From 2001 until his promotion to Chief Financial Officer, Mr. Reynders was our controller. Before joining NVE he served in various accounting, auditing and accounting management positions with public accounting and industry firms. Mr. Reynders earned a B.S. in Accounting and Economics from Morningside College.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, and principal accounting officer. The Code of Business Conduct and Ethics is incorporated by reference into this Report, and a copy is available from the “Investors” section of our Website (www.nve.com).

We intend to post on our Website any amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, controller, and other employees performing similar functions within four business days following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

The discussion under the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections titled “Executive Compensation” and “Proposal 1. Election of Board of Directors—Compensation of Our Directors” to be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated herein by reference to the sections titled “Ownership of Voting Securities by Principal Holders and Management” and “Executive Compensation—Equity Compensation Plan Information” to be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated herein by reference to the section titled “Fees Billed to Us by Ernst & Young and Audit Committee Pre-Approval Policies,” to be included in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Report. Financial statement schedules have been omitted since they are either not required or not applicable, or the required information is shown in the financial statements or notes.

(b) Exhibits

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

10.4	Notification from Glenborough Properties, L.P. relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).

10.5	Notification from Carlson Real Estate Company, Inc. relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).

10.6*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.7*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).

10.8*	NVE Corporation 2001 Employee Stock Purchase Plan Summary (incorporated by reference to our Definitive Proxy Statement on Schedule 14A filed June 1, 2001).

10.9*	Termination of the NVE Corporation 2001 Employee Stock Purchase Plan Summary (incorporated by reference to our Current Report on Form 8-K filed January 4, 2006).

Exhibit #	Description

10.10+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2001).

10.11

Amendment dated October 18, 2002 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).

10.12	Notification from Agilent Technologies of planned sale of Agilent’s Semiconductor Product Group (incorporated by reference to our Current Report on Form 8-K filed October 19, 2005).

10.13	Report of completion of the divestiture of its Agilent’s Semiconductor Products business (incorporated by reference to our Current Report on Form 8-K/A filed December 6, 2005).

10.14*

Amendment No. 1 dated March 28, 2005 to Stock Option Agreement dated May 7, 2004 between the Company and Daniel A. Baker (incorporated by reference to our Current Report on Form 8-K filed March 30, 2005).

10.15*

Amendment No. 1 dated March 28, 2005 to Stock Option Agreement dated August 17, 2004 between the Company and Patricia M. Hollister (incorporated by reference to our Current Report on Form 8-K filed March 30, 2005).

10.16

Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to our Current Report on Form
8-K filed September 27, 2005).

10.17+

Supplier Partnering Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to our Current Report on Form
8-K filed January 4, 2006).

10.18*	Verbal agreement with Curt A. Reynders (incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed January 18, 2006).

14	Code of Business Conduct and Ethics (incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2004).

23	Consent of Ernst & Young LLP.

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement.

+ Confidential treatment has been requested with respect to portions of this exhibit, and such confidential portions have been deleted and separately filed with the SEC pursuant to Rule 24b-2 or Rule 406.

Copies of documents filed as exhibits to our Form 10-K may be accessed from the “Investors” section of our Website (www.nve.com), or obtained by making a written request to Curt A. Reynders, our Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVE CORPORATION
(Registrant)

/s/ DANIEL A. BAKER
by Daniel A. Baker
President and Chief Executive Officer

Date	May 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TERRENCE W. GLARNER	Director and	May 22, 2006
Terrence W. Glarner	Chairman of the Board

/s/ DANIEL A. BAKER	Director,	May 22, 2006
Daniel A. Baker	President & Chief Executive Officer
(Principal Executive Officer)

/s/ CURT A. REYNDERS	Treasurer and	May 22, 2006
Curt A. Reynders	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ JAMES M. DAUGHTON	Director and	May 22, 2006
James M. Daughton	Chief Technology Officer

/s/ ROBERT H. IRISH	Director	May 22, 2006
Robert H. Irish

/s/ PATRICIA M. HOLLISTER	Director	May 22, 2006
Patricia M. Hollister

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation as of March 31, 2006 and 2005, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
April 21, 2006

NVE CORPORATION

INDEX TO

FINANCIAL STATEMENTS

NVE CORPORATION

BALANCE SHEETS

MARCH 31, 2006 AND 2005

	March 31
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,288,362	$1,240,205
Short-term investments	1,248,103	252,775
Accounts receivable, net of allowance for uncollectible accounts of $15,000	1,667,029	2,285,472
Inventories	2,149,769	1,572,759
Deferred tax assets	1,576,472	756,074
Prepaid expenses and other assets	231,412	130,873
Total current assets	8,161,147	6,238,158
Fixed assets
Machinery and equipment	4,149,080	4,140,307
Leasehold improvements	413,482	413,482
	4,562,562	4,553,789
Less accumulated depreciation	3,319,651	2,826,227
Net fixed assets	1,242,911	1,727,562
Long-term investments	8,354,861	6,224,284
Total assets	$17,758,919	$14,190,004

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$399,762	$319,427
Accrued payroll and other	470,392	465,930
Deferred revenue	77,373	267,355
Capital lease obligations	33,281	67,430
Total current liabilities	980,808	1,120,142
Capital lease obligations, less current portion	—	33,281
Total liabilities	980,808	1,153,423

Shareholders’ equity
Common stock	46,150	45,698
Additional paid-in capital	16,042,637	14,064,625
Accumulated other comprehensive loss	(166,908)	(132,228)
Retained earnings (deficit)	856,232	(941,514)
Total shareholders’ equity	16,778,111	13,036,581
Total liabilities and shareholders’ equity	$17,758,919	$14,190,004

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

YEARS ENDED MARCH 31, 2006, 2005, AND 2004

	Year Ended March 31
	2006	2005	2004
Revenue
Product sales	$8,345,967	$5,522,250	$5,393,540
Contract research and development	3,824,559	6,093,320	6,617,311
Total revenue	12,170,526	11,615,570	12,010,851

Cost of sales	6,218,533	7,010,734	7,444,906
Gross profit	5,951,993	4,604,836	4,565,945

Expenses
Research and development	1,724,825	1,393,503	1,103,062
Selling, general, and administrative	1,756,142	1,867,556	1,831,542
Total expenses	3,480,967	3,261,059	2,934,604

Income from operations	2,471,026	1,343,777	1,631,341

Interest income	332,784	235,341	189,270
Interest expense	(6,051)	(13,256)	(25,996)
Other income	43,020	53,988	80,083
Income before taxes	2,840,779	1,619,850	1,874,698

Provision (benefit) for income taxes	1,043,033	(138,404)	(233,022)

Net income	$1,797,746	$1,758,254	$2,107,720

Net income per share – basic	$0.39	$0.39	$0.49

Net income per share – diluted	$0.39	$0.37	$0.45

Weighted average shares outstanding
Basic	4,580,684	4,512,247	4,296,870
Diluted	4,667,994	4,733,955	4,726,759

See accompanying notes.

NVE CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED MARCH 31, 2006, 2005, AND 2004

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Capital	Income	(Deficit)	Total
Balance, March 31, 2003	4,174,778	$41,748	$12,170,833	$73,221	$(4,807,488)	$7,478,314
Exercise of stock options and warrants	301,551	3,016	1,035,188	—	—	1,038,204
Shares issued pursuant to employee stock purchase plan	12,566	125	91,732	—	—	91,857
Comprehensive income:
Unrealized gain on investment securities	—	—	—	17,149		17,149
Net income	—	—	—	—	2,107,720	2,107,720
Total comprehensive income						2,124,869
Balance, March 31, 2004	4,488,895	44,889	13,297,753	90,370	(2,699,768)	10,733,244
Exercise of stock options and warrants	73,880	739	221,869	—	—	222,608
Shares issued pursuant to employee stock purchase plan	7,009	70	165,833	—	—	165,903
Comprehensive income:
Unrealized loss on investment securities	—	—	—	(222,598)		(222,598)
Net income	—	—	—	—	1,758,254	1,758,254
Total comprehensive income						1,535,656
Deferred tax assets from stock-based compensation			379,170			379,170
Balance, March 31, 2005	4,569,784	45,698	14,064,625	(132,228)	(941,514)	13,036,581
Exercise of stock options and warrants	38,720	387	173,547	—	—	173,934
Shares issued pursuant to employee stock purchase plan	6,449	65	79,967	—	—	80,032
Comprehensive income:
Unrealized loss on investment securities	—	—	—	(34,680)		(34,680)
Net income	—	—	—	—	1,797,746	1,797,746
Total comprehensive income						1,763,066
Deferred tax assets from stock-based compensation			1,724,498			1,724,498
Balance, March 31, 2006	4,614,953	$46,150	$16,042,637	$(166,908)	$856,232	$16,778,111

See accompanying notes.

NVE CORPORATION

STATEMENT OF CASH FLOWS

YEARS ENDED MARCH 31, 2006, 2005, AND 2004

	Year Ended March 31
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,797,746	$1,758,254	$2,107,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	569,886	573,443	524,733
Gain on sale of fixed assets	(24,581)
Deferred income taxes	990,083	(126,904)	(250,000)
Changes in operating assets and liabilities:
Accounts receivable	618,443	(545,993)	(711,189)
Inventories	(577,010)	(422,905)	(309,078)
Prepaid expenses and other	(100,539)	165,664	(126,217)
Accounts payable and accrued expenses	84,797	(253,759)	102,703
Deferred revenue	(189,982)	(156,821)	(465,451)
Net cash provided by operating activities	3,168,843	990,979	873,221

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	25,500
Purchases of fixed assets	(74,110)	(846,281)	(773,966)
Purchases of investment securities	(3,258,612)	(226,320)	(615,081)
Net cash used in investing activities	(3,307,222)	(1,072,601)	(1,389,047)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	253,966	388,511	1,130,061
Repayment of note payable and capital lease obligations	(67,430)	(122,480)	(154,207)
Net cash provided by financing activities	186,536	266,031	975,854

Increase in cash and cash equivalents	48,157	184,409	460,028
Cash and cash equivalents at beginning of year	1,240,205	1,055,796	595,768

Cash and cash equivalents at end of year	$1,288,362	$1,240,205	$1,055,796

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$6,051	$13,256	$25,996
Income taxes	$52,950	$(11,500)	$16,978

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices using spintronics, a technology we helped pioneer, which utilizes electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of these instruments. Fair values of short-term investments and long-term investments are based on quoted market prices.

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

Our entire portfolio of short-term and long-term investments consists of government- and corporate-backed notes and bonds, and is classified as available for sale; thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.”

Concentration of Credit Risk

We invest our excess cash in U.S. government agency securities, investment grade commercial paper, and other money market instruments and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. We have not experienced any significant losses on our cash, cash equivalents, or investments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance. We had charges and provisions to allowance for doubtful accounts of $157, $430, and $935 for fiscal years 2006, 2005, and 2004.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation of machinery and equipment, and furniture and fixtures is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

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

Under our agreement with Agilent Technologies, Inc. to distribute our couplers under its brand, Agilent provided a refundable prepayment of $500,000. In accordance with SAB No. 101 and SAB Topic 13A as amended by SAB No. 104, we classify the prepayment as “Deferred revenue.” In accordance with the agreement, we recognize the prepayment as revenue at a rate equal to a percentage of the sale price to Agilent when we shipped products to Agilent. We continued to recognize the prepayment as revenue when we shipped products to Avago Technologies after Agilent spun off its Semiconductor Product Group. We reduce deferred revenue by a corresponding amount. Inventory costs associated with amortization of the prepayment are recognized as “Costs of sales” as revenue is recognized.

Accounting for Commissions and Discounts

We sometimes utilize independent sales representatives that provide services relating to promoting our products and facilitating product sales but do not purchase our products. We pay commissions to sales representatives based on the amount of revenue facilitated, and such commissions are recorded as selling, general, and administrative expenses.

Our stocking distributors take title and assume the risks and rewards of product ownership. We recognize discounts to our distributors in accordance with Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. EITF 01-09 addresses whether a vendor should recognize consideration given to a customer as an expense or as an offset to revenue being recognized from that same customer. We presume consideration given to a customer is a reduction in revenue unless both of the following conditions are met: (a) we receive an identifiable benefit in exchange for the consideration and the identifiable benefit is sufficiently separable from the customer’s purchase of our products such that we could have purchased the products or services from a third party; and (b) we can reasonably estimate the fair value of the benefit received. Under EITF 01-09 we recognize discounts provided to our distributors as reductions in revenue.

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

Stock-Based Compensation

We have adopted the disclosure-only provisions of SFAS Nos. 123 and 148, Accounting for Stock-Based Compensation, but apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our plans. Under APB Opinion No. 25 when the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized. We will adopt SFAS No. 123(R), which requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed, beginning in the fiscal year ending March 31, 2007.

Pro forma information regarding net income and income per share is required by SFAS Nos. 123 and 148, and has been determined as if we had accounted for our employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.9% to 4.8% for fiscal 2006, 3.1% to 4.1% for fiscal 2005, and 3.1% for fiscal 2004; expected volatility of 63% to 86% for fiscal 2006, 88% to 99% for fiscal 2005, and 99% for fiscal 2004; a weighted-average expected life of the options of one to five years; and no dividend yield.

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

On March 28, 2005 the Compensation Committee of our Board of Directors approved an immediate and full acceleration of vesting of all stock options outstanding under our 2000 Stock Option Plan, as amended, with an exercise price greater than $20 per share (the “Acceleration”). The Acceleration was approved in anticipation of the impact of Financial Accounting Standards Board (FASB) SFAS No. 123(R), Accounting for Stock-Based Compensation, which requires the expensing unvested options. As a result of the Acceleration, out-of-the-money options to purchase 42,125 shares of our Common Stock became immediately exercisable as of March 28, 2005. The Acceleration had the effect of decreasing pro forma fiscal 2005 net income by approximately $897,000.

The pro forma information is as follows:

	Year Ended March 31
	2006	2005	2004
Net income applicable to common shares
As reported	$1,797,746	$1,758,254	$2,107,720
Pro forma adjustment for stock options	(478,549)	(2,744,836)	(430,921)
Pro forma net (loss) income	$1,319,197	$(986,582)	$1,676,799

Earnings per share
Basic – as reported	$0.39	$0.39	$0.49
Basic – pro forma	$0.29	$(0.22)	$0.39

Diluted – as reported	$0.39	$0.37	$0.45
Diluted – pro forma	$0.28	$(0.21)	$0.35

Income Taxes

We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. We provide valuation allowances against deferred tax assets if we determine that it is more likely than not that we will not be able to utilize the deferred tax assets.

Research and Development

Research and development costs are expensed as incurred. Customer-sponsored research and development costs included in cost of sales were $3,189,523, $4,466,696, and $5,279,803 during fiscal 2006, 2005, and 2004. In accordance with federal legislation, we normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support. Our government contracts generally include commercialization plans in which we identify potential markets and customers in addition to U.S. Government agencies.

Net Income per Common Share

We calculate our net income per share pursuant to SFAS No. 128, Earnings per Share. Basic earnings per share are computed based upon the weighted-average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 145,000 and stock warrants totaling 4,000 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:

	Year Ended March 31
	2006	2005	2004
Weighted average common shares outstanding – basic	4,580,684	4,512,247	4,296,870
Effect of dilutive securities:
Stock options	81,927	130,178	148,434
Stock warrants	5,383	91,530	281,455
Shares used in computing net income per common share – diluted	4,667,994	4,733,955	4,726,759

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2004 the FASB issued SFAS No. 151 Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial statements.

On December 16, 2004 the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 is similar to the approach described in SFAS No. 123. However, SFAS No. 123 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Public entities that do not file as small business issuers will be required to apply SFAS No. 123(R) as of the first fiscal year that begins after June 15, 2005. Beginning in the first quarter of fiscal 2007 we will adopt the provisions of SFAS No. 123 under the modified prospective transition method. We are continuing to evaluate the potential impact of SFAS No. 123 on our financial statements.

NOTE 3. INVESTMENTS

As of March 31, 2006 and 2005 our investments, which consisted of available-for-sale securities, were as follows:

		Gross	Gross	Estimated
	Adjusted	Unrealized	Unrealized	Fair Market
	Cost	Gains	Losses	Value
As of March 31, 2006
U.S. Treasury and agency securities	$7,907,880	$—	$(201,660)	$7,706,220
Corporate notes and bonds	1,947,975	$—	(51,231)	1,896,744
Total available-for-sale investments	$9,855,855	$—	$(252,891)	$9,602,964

As of March 31, 2005
U.S. Treasury and agency securities	$4,654,726	$—	$(97,051)	$4,557,675
Corporate notes and bonds	1,954,561	$—	(35,177)	1,919,384
Total available-for-sale investments	$6,609,287	$—	$(132,228)	$6,477,059

The maturities of investment securities as of March 31, 2006 were as follows:

Estimated Fair
Market Value
Maturing in less than 1 year	$1,248,103
Maturing in 1 to 2 years	966,331
Maturing in 2 to 3 years	3,476,020
Maturing in more than 3 years	3,912,510
Total	$9,602,964

NOTE 4. INVENTORIES

Inventories consisted of the following:

	March 31	March 31
	2006	2005
Raw materials	$703,407	$754,456
Work-in-process	740,578	614,337
Finished goods	850,784	383,966
	2,294,769	1,752,759
Less obsolescence reserve	(145,000)	(180,000)
Total inventories	$2,149,769	$1,572,759

NOTE 5. INCOME TAXES

The provision for income tax expense (benefit) for fiscal 2006, 2005, and 2004 consisted of the following:

	Year Ended March 31
	2006	2005	2004
Current taxes
Federal	$852,969	$(13,500)	$13,500
State	104,531	2,000	3,478

Deferred taxes
Federal	76,196	(126,904)	(250,000)
State	9,337	—	—
Income tax provision (benefit)	$1,043,033	$(138,404)	$(233,022)

A reconciliation of income tax provisions provided to income tax expense for fiscal 2006, 2005, and 2004 is as follows:

	Year Ended March 31
	2006	2005	2004
Tax expense at U.S. statutory rate	$929,165	$550,749	$637,300
State income taxes, net of Federal benefit	113,868	40,496	49,685
Other	—	(4,231)	19,993
Benefit of tax credits	—	(143,374)	(78,154)
Change in valuation allowance	—	(582,044)	(861,846)
Income tax provision (benefit)	$1,043,033	$(138,404)	$(233,022)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2006 and 2005 were as follows:

	March 31	March 31
	2006	2005
Deferred tax assets
Deferred revenue	$26,307	$90,901
Vacation accrual	76,047	92,263
Inventory reserve	49,300	61,200
Tax credits	275,376	338,165
Unrealized loss	85,983	—
Other	52,439	39,100
	565,452	621,629
Valuation allowance	(102,565)	(244,725)
	462,887	376,904
Stock-based compensation deductions	2,866,868	3,363,179
Valuation allowance	(1,753,283)	(2,984,009)
Net deferred tax assets	$1,576,472	$756,074

At March 31, 2006 and 2005 we had tax credits totaling $275,376 and $211,261, which could be used to offset future taxable income. We also had $8,431,966 and $9,891,703 in stock-based compensation deductions at March 31, 2006 and 2005 that can be used to offset future income. Any realization of these stock-based compensation deductions will be credited to “Additional paid-in capital.”

During fiscal 2006 we reversed $990,083 of our valuation allowance due to the utilization of net operating loss carryforwards from stock based compensation, and $820,398 of the remaining valuation allowance was reversed due to our assessment that it was more likely than not that we would earn sufficient operating income to realize $1,576,472 of the remaining deferred tax assets. We provided a valuation allowance of $1,855,848 as of March 31, 2006 because we did not believe that it is more likely than not that we will utilize the remaining deferred tax assets before they expire. During fiscal 2005 we reversed $595,462 of our valuation allowance due to the utilization of net operating loss carryforwards and tax credit, and $506,074 of the remaining valuation allowance was reversed due to our assessment that it was more likely than not that we would earn sufficient operating income to realize $756,074 of the remaining deferred tax assets. We provided a valuation allowance of $3,228,734 as of March 31, 2005 because we did not believe that it was more likely than not that we would utilize the remaining deferred tax assets before they expire.

We do not expect to pay taxes in the near future, other than possibly alternative minimum tax, because we have stock-based compensation deductions. However, we began recognizing tax expenses for reporting purposes in fiscal 2006 because under SFAS No. 109, Accounting for Income Taxes, our stock-based compensation deductions do not reduce the provision for income taxes reported for book purposes. Tax provisions of $990,083 were credited to “Additional paid-in capital” for fiscal 2006.

NOTE 6. SEGMENT INFORMATION

We operate in one reportable segment. In addition to licensing MRAM technology, we receive research and development contracts and we manufacture and sell two product lines: sensors to acquire information and data couplers to transmit information.

U.S. Government Agencies accounted for approximately 22%, 45%, and 53% of total revenue in fiscal 2006, 2005, and 2004. Another customer accounted for approximately 18%, 10%, and 18% of total revenue in fiscal 2006, 2005, and 2004. Revenue by geographic region was as follows:

	Year Ended March 31
	2006	2005	2004
United States	$8,254,566	$8,783,590	$9,853,601
Europe	2,160,473	1,758,848	1,378,832
Asia	1,451,903	945,429	733,027
Other	303,584	127,703	45,391
	$12,170,526	$11,615,570	$12,010,851

NOTE 7. COMMITMENTS AND CONTINGENCIES

Leases

We lease our facility under an operating lease expiring December 31, 2008. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease equipment under operating leases. Terms of the leases are 42 months through September 2009, with payments due quarterly. Total rent expense for operating leases, including building and equipment, was $215,873, $220,070, and $275,203 for fiscal 2006, 2005, and 2004.

We have a lease payable to a leasing company of $33,281 and $100,711 at March 31, 2006 and 2005 for production equipment. The lease has an effective annual rate of 8.96% with monthly payments of $6,123 through June 2006 and a final payment of $15,000 due June 30, 2006.

Cost and accumulated amortization at March 31, 2006 for assets reported under capital lease obligations amounted to $310,000 and $273,833. At March 31, 2005 the cost and accumulated amortization for assets reported under capital lease obligations were $310,000 and $211,833.

Our future commitments under operating and capital leases are summarized as follows:

	Operating Lease
	Future Minimum	Capital Lease
Year Ending March 31	Payments	Obligations
2007	$200,411	$33,870
2008	204,018	—
2009	155,426	—
2010	675	—
Total payments	$559,855	33,870
Less interest portion		589
		33,281
Less current portion		33,281
Capital lease obligations, less current portion		$—

Other Contingencies

On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. All of the complaints make similar allegations that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. Those lawsuits allege that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred legal expenses and expect to incur additional legal expenses related to the suits. Based on our evaluation of the likelihood of prevailing we have not recorded a liability on our balance sheet. Insurance may cover a portion of any judgments. In addition to these lawsuits, we are subject to various litigation matters from time to time in the normal course of our business. We currently believe that the ultimate outcome of these proceedings will not have a material adverse affect on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial position, and results of operations could be materially and adversely affected.

NOTE 8. STOCK OPTIONS AND WARRANTS

Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant. Exercise prices are not less than fair market value as determined by our Board at the date the options are granted. A summary of our incentive stock options is shown in the following table:

			Weighted Average
	Shares	Options	Exercise Price
	Reserved	Outstanding	per Share
Balance at March 31, 2003	362,030	561,570	$4.36
Granted	(14,500)	14,500	$19.23
Exercised	—	(300,640)	$3.55
Terminated	14,000	(14,000)	$6.68
Balance at March 31, 2004	361,530	261,430	$5.99
Granted	(121,000)	121,000	$22.30
Exercised	—	(73,880)	$3.01
Terminated	—	—	$—
Balance at March 31, 2005	240,530	308,550	$13.10
Granted	(56,500)	56,500	$15.48
Exercised	—	(38,720)	$4.49
Terminated	14,200	(14,200)	$15.95
Balance at March 31, 2006	198,230	312,130	$14.47

Exercisable options were outstanding covering 308,630; 266,858; and 166,135 shares at March 31, 2006, 2005, and 2004 at weighted-average exercise prices of $14.56, $14.08, and $5.08 per share. The remaining weighted-average exercisable life was 7.1, 6.5, and 3.3 years. The average fair-market value of grants was $15.48, $19.65, and $12.75 in fiscal 2006, 2005, and 2004.

A summary of our warrants is shown in the following table:

		Weighted Average
	Warrants	Exercise Price
	Outstanding	per Share
Balance at March 31, 2003	405,470	$14.84
Granted	8,000	$11.01
Exercised	(1,581)	$2.86
Terminated	—	$—
Balance at March 31, 2004	411,889	$14.81
Granted	2,000	$37.38
Exercised	—	$—
Terminated	—	$—
Balance at March 31, 2005	413,889	$14.92
Granted	—	$—
Exercised	—	$—
Terminated	(401,292)	$14.96
Balance at March 31, 2006	12,597	$13.51

Exercisable warrants were outstanding covering 12,597; 412,389; and 408,889 shares at March 31, 2006, 2005, and 2004 at weighted-average exercise prices of $13.51, $14.94, and $14.86 per share. The remaining weighted-average exercisable life was 5.6, 0.2, and 1.4 years. The average fair-market value of warrants issued was $0, $37.38, and $11.01 in fiscal 2006, 2005, and 2004.

NOTE 9. COMMON STOCK

Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

NOTE 10. LICENSE AGREEMENTS

We have entered into two separate license agreements, which provided for royalties to us based upon revenue generated by the respective parties. As of March 31, 2006 no royalties had been recognized under either agreement.

We have acquired rights to another organization’s GMR-related patents in exchange for payment of royalties by us of 1.5% of the sales of certain of our products. Payments under this license agreement were less than $5,000 for fiscal years 2004 through 2006.

NOTE 11. TECHNOLOGY EXCHANGE AGREEMENT

In 2002 we closed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation. Cypress purchased 686,849 shares of our Common Stock for $6,228,000. Cypress also received a warrant for the purchase of up to an additional 400,000 shares of Common Stock, which expired in April 2005 with no shares exercised.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS AND SIMILAR PLANS

Employee Stock Purchase Plan

In 2001 our shareholders approved and we implemented an Employee Stock Purchase Plan, which allowed us to issue up to 200,000 shares of Common Stock. The Plan was terminated effective January 1, 2006 in anticipation of the impact of SFAS No. 123(R), which we believe would have required recognizing expenses associated with the issuance of shares under the plan. With certain exceptions, all of our employees who had been employed by us for at least one year and were employed at least 20 hours per week and at least five months per year, including officers and directors who were employees, were eligible to participate. Under the plan, an employee could elect to have up to 10% of their regular salary deducted to purchase shares. The price at which the employee’s shares were purchased was the lower of (a) 85% of the closing price of the Common Stock on the day the offering commenced or (b) 85% of the closing price of the Common Stock on the day the offering terminated. We issued 6,449; 7,009; and 12,566 shares of Common Stock under the plan for fiscal 2006, 2005, and 2004.

401(k) Employee Savings Plan

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Service maximum. In calendar years 2005, 2004, and 2003 we made matching contributions equal to 100% of the first 2% of elective salary deferral contributions made by eligible participants. In 2006 we began making matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $93,606, $81,704, and $88,452 for fiscal 2006, 2005, and 2004.

EXHIBIT INDEX

Exhibit #	Description

23	Consent of Ernst & Young LLP.

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.