Form 10-Q
period 2006-06-30
NVE CORP /NEW/
filed 2006-07-19
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2006

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                   to

Commission File Number: 000-12196

NVE Corporation
(Exact name of registrant as specified in its charter)

Minnesota		41-1424202
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

11409 Valley View Road, Eden Prairie, Minnesota		55344
(Address of principal executive offices)		(Zip Code)

(952) 829-9217
Registrant’s telephone number, including area code

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [  ] Yes  [X] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $0.01 Par Value - 4,616,703 shares outstanding as of July 15, 2006

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NVE CORPORATION
                                BALANCE SHEETS
                       JUNE 30, 2006 AND MARCH 31, 2006

                                                (Unaudited)
                                               June 30, 2006    March 31, 2006*
                                               --------------   --------------
ASSETS
Current assets
  Cash and cash equivalents                    $   1,737,112    $   1,288,362
  Short-term investments                             749,295        1,248,103
  Accounts receivable, net of allowance for
    uncollectible accounts of $15,000              1,919,778        1,667,029
  Inventories                                      2,103,995        2,149,769
  Deferred tax assets                              1,593,096        1,576,472
  Prepaid expenses and other assets                  257,056          231,412
                                               --------------   --------------
Total current assets                               8,360,332        8,161,147
Fixed assets
  Machinery and equipment                          4,206,334        4,149,080
  Leasehold improvements                             413,482          413,482
                                               --------------   --------------
                                                   4,619,816        4,562,562
  Less accumulated depreciation                    3,443,755        3,319,651
                                               --------------   --------------
Net fixed assets                                   1,176,061        1,242,911
Long-term investments                              9,302,799        8,354,861
                                               --------------   --------------
Total assets                                   $  18,839,192    $  17,758,919
                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                             $     287,593    $     399,762
  Accrued payroll and other                          431,779          470,392
  Deferred revenue                                     4,863           77,373
  Capital lease obligations                             -              33,281
                                               --------------   --------------
Total current liabilities                            724,235          980,808

Shareholders' equity
  Common stock                                        46,167           46,150
  Additional paid-in capital                      16,519,930       16,042,637
  Accumulated other comprehensive loss              (199,178)        (166,908)
  Retained earnings                                1,748,038          856,232
                                               --------------   --------------
Total shareholders' equity                        18,114,957       16,778,111
                                               --------------   --------------
Total liabilities and shareholders' equity     $  18,839,192    $  17,758,919
                                               ==============   ==============

*The March 31, 2006 Balance Sheet is from the audited financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2006.

                            See accompanying notes.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                     QUARTERS ENDED JUNE 30, 2006 AND 2005
                                  (Unaudited)

                                               Quarter Ended June 30
                                                2006           2005
                                            ------------   ------------
Revenue
  Product sales                             $ 3,053,328    $ 1,784,250
  Contract research and development             581,867      1,241,298
                                            ------------   ------------
Total revenue                                 3,635,195      3,025,548

Cost of sales                                 1,399,821      1,681,118
                                            ------------   ------------
Gross profit                                  2,235,374      1,344,430

Expenses
  Research and development                      530,612        376,800
  Selling, general, and administrative          406,732        409,594
                                            ------------   ------------
Total expenses                                  937,344        786,394
                                            ------------   ------------

Income from operations                        1,298,030        558,036

Interest income                                 111,906         68,319
Interest expense                                   (589)        (2,053)
Other income                                       -            30,815
                                            ------------   ------------
Income before taxes                           1,409,347        655,117

Provision for income taxes                      517,541        242,468
                                            ------------   ------------
Net income                                  $   891,806    $   412,649
                                            ============   ============

Net income per share - basic                $      0.19    $      0.09
                                            ============   ============
Net income per share - diluted              $      0.19    $      0.09
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,616,588      4,569,861
  Diluted                                     4,693,075      4,683,151

                            See accompanying notes.

                                NVE CORPORATION
                           STATEMENTS OF CASH FLOWS
                      QUARTERS ENDED JUNE 30, 2006 AND 2005
                                  (Unaudited)

                                                       Quarter Ended June 30
                                                        2006           2005
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $   891,806    $   412,649
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       126,080        143,142
    Gain on sale of fixed assets                           -           (25,500)
    Stock-based compensation                              2,569           -
    Excess tax benefits                                (446,187)          -
    Deferred income taxes                               473,241        240,468
    Changes in operating assets and liabilities:
      Accounts receivable                              (252,749)        77,752
      Inventories                                        45,774        (87,399)
      Prepaid expenses and other assets                 (25,644)          (117)
      Accounts payable and accrued expenses            (150,782)         1,130
      Deferred revenue                                  (72,510)       (47,441)
                                                    ------------   ------------
Net cash provided by operating activities               591,598        714,684

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets                     -            25,500
Purchases of fixed assets                               (57,254)          -
Maturities of investment securities                     500,000           -
Purchases of investment securities                   (1,000,000)      (504,063)
                                                    ------------   ------------
Net cash used in investing activities                  (557,254)      (478,563)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                    1,500          2,594
Excess tax benefits                                     446,187           -
Repayment of capital lease obligations                  (33,281)       (16,319)
                                                    ------------   ------------
Net cash provided by (used in) financing activities     414,406        (13,725)
                                                    ------------   ------------

Increase in cash and cash equivalents                   448,750        222,396
Cash and cash equivalents at beginning of period      1,288,362      1,240,205
                                                    ------------   ------------

Cash and cash equivalents at end of period          $ 1,737,112    $ 1,462,601
                                                    ============   ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                      $       589    $     2,053
      Income taxes                                  $    44,300    $     2,000

                            See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited)

NOTE 1. NATURE OF BUSINESS

     We develop, manufacture, and sell "spintronics" devices, a nanotechnology which relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2007.

NOTE 3. INVESTMENTS

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

NOTE 4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                               Quarter Ended June 30
                                               2006             2005
                                           ------------     ------------
Net income                                 $   891,806      $   412,649
Unrealized (loss) gain from investments        (32,270)          79,194
                                           ------------     ------------
Comprehensive income                       $   859,536      $   491,843
                                           ============     ============

NOTE 5. INVENTORIES

     Inventories consisted of the following:

                                      June 30       March 31
                                       2006           2006
                                   ------------   ------------
       Raw materials               $   640,035    $   703,407
       Work-in-process                 940,455        740,578
       Finished goods                  728,505        850,784
                                   ------------   ------------
                                     2,308,995      2,294,769
       Less obsolescence reserve      (205,000)      (145,000)
                                   ------------   ------------
                                   $ 2,103,995    $ 2,149,769
                                   ============   ============

NOTE 6. STOCK-BASED COMPENSATION

     Effective April 1, 2006 we adopted the provisions of, and accounts for stock-based compensation in accordance with, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. The valuation provisions of SFAS No. 123(R) apply to awards granted after the April 1, 2006 effective date. Stock-based compensation expense for awards that were granted prior to the effective date but remain unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for our SFAS No. 123 pro forma disclosures. The effect of our adoption of SFAS No. 123(R) on our basic and diluted earning per share was less than $0.01 for the quarter ended June 30, 2006.

Stock Option Plan

     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted.

     On March 28, 2005, in anticipation of the impact of SFAS No. 123(R), the Compensation Committee of our Board of Directors approved an immediate and full acceleration of vesting of all stock options outstanding under our Stock Option Plan with an exercise price greater than $20 per share. As a result of the acceleration, out-of-the-money options to purchase 42,125 shares of our Common Stock became immediately exercisable as of March 28, 2005.

      On January 1, 2006 we terminated our Employee Stock Purchase Plan in anticipation of SFAS No. 123(R), which we believed otherwise would have required recognizing expenses associated with the issuance of shares under SFAS No. 123(R).

     We did not grant any stock options during the quarters ended June 30, 2006 or 2005. As of June 30, 2006 there were 198,230 shares available for stock option grants under our Stock Option Plan, and the unrecorded deferred stock-based compensation balance related to stock options was $9,402.

Valuation assumptions

      We use the Black-Scholes standard option pricing model to determine the fair value of stock options. The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by the our stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, risk-free interest rate, expected volatility of our stock price in future periods and expected dividends.

Expected life

     We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe historical data currently represents the best estimate of the expected life of a new employee option. Prior to adopting SFAS No. 123(R), we estimated that the expected life was equal to the option term. For determining the fair value of options under SFAS No. 123(R) we use different expected lives for officers and directors than we use for our general employee population. We examined the historical pattern of option exercises to determine if there was a discernable pattern as to how different classes of employees exercised their options. Our analysis showed that officers and directors held their stock options for a longer period of time before exercising compared to the rest of our employee population.

Risk-free interest rate

     The rate is based on the yield of U.S. Treasury securities on the grant date for maturities similar to the expected lives of the options.

Volatility

     We use historical volatility to estimate the expected volatility of our common stock.

Dividend yield

     We assume a dividend yield of zero because we do not anticipate paying dividends in the foreseeable future.

Expenses related to share-based payments

     SFAS No. 123(R) requires compensation cost for share-based awards to be recognized over the requisite service period, which is the award vesting term. The amount of stock-based compensation expense recognized during a period is based on the portion of the awards that are ultimately expected to vest. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will only be for those awards that vest.

     Expenses and costs related to share-based payments are presented in the same line or lines as cash compensation paid to the same employees. Stock-based compensation recognized in the quarter ended June 30, 2006 was $2,569. This amount was included in "Selling, general and administrative expense." The effect of our adoption of SFAS No. 123(R) on our basic and diluted earning per share was less than $0.01 for the quarter ended June 30, 2006.

     As of June 30, 2006, stock-based compensation cost related to nonvested awards not yet recognized was $9,402. This amount will be recognized over the weighted average period of 11 months.

     The total effect of non-cash stock-based payments is presented in the line titled "Stock-based compensation" on our Statements of Cash Flows. Prior to the adoption of Statement 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

     Prior to April 1, 2006 we accounted for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share for the quarter ended June 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based employee compensation:

                                                        Quarter Ended
                                                        June 30, 2005
                                                        -------------
           Net income applicable to common shares:
             As reported                                 $   412,649
             Pro forma adjustment for stock options          (10,319)
                                                        -------------
             Pro forma net income                        $   402,330
                                                        =============
          Earnings per share:
             Basic - as reported                         $      0.09
             Basic - pro forma                           $      0.09

             Diluted - as reported                       $      0.09
             Diluted - pro forma                         $      0.09

Tax effects of stock-based compensation

     Stock based compensation recognized in the quarter ended June 30, 2006 was entirely from incentive stock options, thus neither our income tax expense or deferred taxes were affected.

General Stock Option Information

     The following table summarizes stock option activity during the three months ended June 30, 2006:

                                                         Weighted
                                                         Average
                                             Options     Exercise
                                           Outstanding    Price
                                           -----------   --------
          Balance at March 31, 2006           312,130    $ 14.47
          Granted                                -           -
          Exercised                            (1,750)   $  0.86
          Terminated                             -           -
                                           -----------   --------
          Balance at June 30, 2006            310,380    $ 14.55
                                           ===========

     A summary of the status of our nonvested shares as of June 30, 2006, and changes during the quarter ended June 30, 2006, is presented below:

                                                          Weighted
                                                          Average
                                                         Grant-Date
            Nonvested Shares                  Shares     Fair Value
            ---------------------------      ---------   ----------
            Nonvested at March 31, 2006         3,500     $   6.05
            Granted                              -             -
            Vested                             (1,750)    $   6.05
            Forfeited                            -             -
                                             ---------   ----------
            Nonvested at June 30, 2006          1,750     $   6.05
                                             =========

     The following tables summarize information concerning stock options outstanding and exercisable at June 30, 2006:

               Options Outstanding                      Options Exercisable
-----------------------------------------------------  ---------------------
                                           Weighted                 Weighted
                               Weighted    Remaining                 Average
                               Average    Contractual               Exercise
   Ranges of       Number      Exercise      Life        Number      Price
Exercise Prices  Outstanding    Price       (years)    Outstanding  Average
---------------  -----------  ----------  -----------  -----------  --------
$  0.86 - 10.00     106,630   $    5.86          4.2      104,880   $  5.85
  10.01 - 16.93     153,750       15.17          8.4      153,750     15.17
  21.99 - 58.27      50,000       31.16          7.9       50,000     31.16
---------------  -----------  ----------  -----------  -----------  --------
                    310,380   $   14.55          6.9      308,630   $ 14.59
                 ===========                           ===========

     The total intrinsic value of options exercised during the three months ended June 30, 2006 was $26,693. At June 30, 2006 the total intrinsic value of options outstanding was $1,026,663, of which $1,011,967 were exercisable. The total intrinsic value at March 31, 2006 is based on our closing stock price on the last trading day of the quarter for in-the-money options. We issue new shares to satisfy share option exercises.

NOTE 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We do not expect to pay taxes in the near future because we have the carryforward of prior years' stock-based compensation deductions available to offset future taxes. These amounts could be subject to limitation under Internal Revenue Code Section 382. Under SFAS No. 109, Accounting for Income Taxes, stock-based compensation deductions for tax return purposes do not reduce taxes reported for book purposes but are credited to "Additional paid-in capital." Tax provisions of $473,241 and $240,468 were credited to "Additional paid-in capital" for the quarters ended June 30, 2006 and 2005. Regardless of our expectations, there can be no assurance that we will generate any specific level of continuing earnings.

NOTE 8. CONTINGENCIES

     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. All of the complaints make similar allegations that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE's projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. Those lawsuits allege that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred legal expenses and expect to incur additional legal expenses related to the suits. Based on our evaluation of the likelihood of prevailing we have not recorded a liability on our balance sheet. Insurance may cover a portion of any judgments. In addition to these lawsuits, we are subject to various litigation matters from time to time in the normal course of our business. We currently believe that the ultimate outcome of these proceedings will not have a material adverse affect on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial position, and results of operations could be materially and adversely affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-looking statements

     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to competition including entry of new competitors, variations in costs that are beyond our control, adverse federal, state and local government regulations, unexpected costs, lower sales and net income or higher net losses than forecasted, our dependence on significant suppliers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, our ability to continue eligibility for SBIR awards, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks that may be alluded to in this Report. Further information regarding our risks and uncertainties, are contained in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2006.

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

Quarter ended June 30, 2006 compared to the quarter ended June 30, 2005

     The table below summarizes certain summary information for various items for the periods indicated:

                                     Percentage of Revenue            Period-
                                     Quarter ended June 30           to-Period
                                     2006             2005            Change
                                    -------          -------         ---------
Revenue
  Product sales                      84.0%           59.0%           71.1%
  Research and development           16.0%           41.0%          (53.1)%
                                    -------          -------
Total revenue                       100.0%          100.0%           20.1%
Cost of sales                        38.5%           55.6%
                                    -------          -------
Gross profit                         61.5%           44.4%

Total expenses                       25.8%           26.0%           19.2%
                                    -------          -------
Income from operations               35.7%           18.4%          132.6%
Net interest and other income         3.1%            3.2%           14.7%
                                    -------          -------
Income before taxes                  38.8%           21.6%          115.1%
Provision for income taxes           14.2%            8.0                -
                                    -------          -------
Net income                           24.6%           13.6%          116.1%
                                    =======          =======

     Total revenue for the quarter ended June 30, 2006 (the first quarter of fiscal 2007) was $3,635,328, an increase of 20% from $3,025,548 for the quarter ended June 30, 2005 (the first quarter of fiscal 2006). The increase was due to a 71% increase in product sales to $3,053,328 from $1,784,250, partially offset by a 53% decrease in contract research and development revenue to $581,867 from $1,241,298. The decrease in contract research and development revenue was due to shifts to company-funded research from contract-funded research and a decrease in U.S. Government contract awards to us.

     Gross profit margin increased to 61% of revenue for the first quarter of fiscal 2007 from 44% for the same quarter of fiscal 2006. The increase was due to a more profitable revenue mix consisting of a higher percentage of product sales and higher product margins due to price increases for calendar 2006, and the full deployment of lower-cost coupler designs.

     Research and development expense increased 41% to $530,612 for the quarter ended June 30, 2006 compared to $376,800 for the quarter ended June 30, 2005. The increase was due to efforts to develop new and improved products and a shift to company-funded research from contract-funded research.

     Net interest and other income increased 15% to $111,317 for the quarter ended June 30, 2006 from $97,081 for the quarter ended June 30, 2005. The increase was due to the retirement of all of our debt and an increase in interest-bearing investments. The increase in net interest and other income was partially offset by a $25,500 gain on the sale of fixed assets in the quarter ended June 30, 2005, as no such sale occurred in the quarter ended June 30, 2006.

     Net income totaled $891,806 for the quarter ended June 30, 2006 compared to $412,649 for the quarter ended June 30, 2005. The increase in net income was primarily due to increases in revenue and gross profit, partially offset by increases in expenses.

Liquidity and capital resources

     At June 30, 2006 we had $11,789,206 in cash plus investments compared to $10,891,326 at March 31, 2006. Our entire portfolio of short-term and long-term investments is classified as available for sale. The increase in cash plus investments was primarily due to cash generated from operations, partially offset by purchases of fixed assets and payments of capital lease obligations.

     Accounts receivable increased to $1,919,778 at June 30, 2006 from $1,667,029 at March 31, 2006. The increase was due to increased revenue and the timing of payments for research and development contracts.

     Deferred revenue was $4,863 at June 30, 2006 compared to $77,373 at March 31, 2006. The decrease was primarily due to our partial satisfaction of the obligations related to a government contract and of a prepayment under our 2001 agreement with Agilent Technologies, Inc., as amended.

     We retired our capital lease obligations in the past quarter, eliminating all of our debt. Capital lease obligations were $33,281 at March 31, 2006. While we are not currently planning additional borrowing, we may have the ability to borrow using certain of our production equipment assets as collateral if necessary.

     We made capital expenditures of $57,254 in the quarter ended June 30, 2006, primarily for equipment to increase our production capacity for very small parts. We had commitments of approximately $90,000 at June 30, 2006 for capital expenditures for equipment to improve manufacturing efficiency. We evaluate capital investments as needs and opportunities arise so our capital expenditures could deviate significantly from our expectations. We will likely fund future capital expenditures from operating profits or our cash and cash equivalents.

     We believe our working capital is adequate for our needs at least for the next 12 months.

Our outlook

     We expect product revenue to increase in the remainder of fiscal 2007 compared to fiscal 2006 due to sales of new coupler and sensor products, anticipated growth of our sales into the medical device market, and price increases we implemented for calendar year 2006.

     Contract research and development revenue may continue to decrease in fiscal 2007 compared to the prior year due to more limited availability of Government research funds, our shift in emphasis from contract-funded to company-funded research, particularly new product development, and our focusing of contract research on certain strategic areas.

     We expect gross profit margins to continue to increase in the remainder of fiscal 2007 compared to the prior year due price increases we implemented for calendar year 2006, manufacturing efficiencies and a planned continued shift in our revenue mix to product sales from research and development revenue. Our product sales have generally had higher gross profit margins than our research and development revenue.

     Selling, general and administrative expenses could increase in the future due to legal expenses or expenses associated with plans to acquire additional MRAM license agreements.

     Research and development expense may continue to increase in fiscal 2007 compared to the prior year as we develop new products and continue to shift to company-funded research and development from contract-funded research and development.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     We are subject to interest rate risks on cash, cash equivalents, and available-for-sale securities. Our investments in fixed-rate debt securities, which were classified as available-for-sale as of June 30, 2006, have remaining maturities from one to 59 months, and are exposed to the risk of fluctuating interest rates. Available-for-sale securities had a market value of $10,052,094 at June 30, 2006, representing 53% of our total assets. The primary objective of our investment activities is to preserve capital. We have not used derivative financial instruments in our investment portfolio.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applicable to fixed-rate instruments maturing during the next twelve months that are subject to reinvestment risk. As of June 30, 2006, our analysis indicated that these hypothetical market movements would not have a material effect on our financial position, results of operations, or cash flow.

Item 4. Controls and Procedures.

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we are required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a 14(c) and 15d 14(c) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2006.

Item 6. Exhibits.

Exhibit #	Description

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

July 19, 2006	/s/ DANIEL A. BAKER
Date	By: Daniel A. Baker
President and Chief Executive Officer

July 19, 2006	/s/ CURT A. REYNDERS
Date	By: Curt A. Reynders
Chief Financial Officer