Form 10-Q
period 2006-09-30
NVE CORP /NEW/
filed 2006-10-18
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2006

or

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
Common Stock, $0.01 Par Value - 4,616,983 shares outstanding as of October 13, 2006

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NVE CORPORATION
                                BALANCE SHEETS
                     SEPTEMBER 30, 2006 AND MARCH 31, 2006

                                                (Unaudited)
                                               Sept. 30, 2006   March 31, 2006*
                                               --------------   --------------
ASSETS
Current assets
  Cash and cash equivalents                    $     363,268    $   1,288,362
  Short-term investments                             250,100        1,248,103
  Accounts receivable, net of allowance for
    uncollectible accounts of $15,000              2,141,414        1,667,029
  Inventories                                      2,248,131        2,149,769
  Deferred tax assets                              1,589,584        1,576,472
  Prepaid expenses and other assets                  238,343          231,412
                                               --------------   --------------
Total current assets                               6,830,840        8,161,147
Fixed assets
  Machinery and equipment                          4,372,765        4,149,080
  Leasehold improvements                             413,482          413,482
                                               --------------   --------------
                                                   4,786,247        4,562,562
  Less accumulated depreciation                    3,575,625        3,319,651
                                               --------------   --------------
Net fixed assets                                   1,210,622        1,242,911
Long-term investments                             13,075,943        8,354,861
                                               --------------   --------------
Total assets                                   $  21,117,405    $  17,758,919
                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                             $     272,300    $     399,762
  Accrued payroll and other                          419,206          470,392
  Deferred revenue                                    39,107           77,373
  Capital lease obligations                             -              33,281
                                               --------------   --------------
Total current liabilities                            730,613          980,808

Shareholders' equity
  Common stock                                        46,170           46,150
  Additional paid-in capital                      17,425,642       16,042,637
  Accumulated other comprehensive loss              (116,529)        (166,908)
  Retained earnings                                3,031,509          856,232
                                               --------------   --------------
Total shareholders' equity                        20,386,792       16,778,111
                                               --------------   --------------
Total liabilities and shareholders' equity     $  21,117,405    $  17,758,919
                                               ==============   ==============

*The March 31, 2006 Balance Sheet is from the audited financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2006.

                            See accompanying notes.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                   QUARTERS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (Unaudited)

                                            Quarter Ended September 30
                                                2006           2005
                                            ------------   ------------
Revenue
  Product sales                             $ 3,777,060    $ 2,021,672
  Contract research and development             621,308      1,030,250
                                            ------------   ------------
Total revenue                                 4,398,368      3,051,922

Cost of sales                                 1,439,181      1,627,673
                                            ------------   ------------
Gross profit                                  2,959,187      1,424,249

Expenses
  Research and development                      566,246        517,939
  Selling, general, and administrative          535,213        394,980
                                            ------------   ------------
Total expenses                                1,101,459        912,919
                                            ------------   ------------

Income from operations                        1,857,728        511,330

Interest income                                 149,440         77,119
Interest expense                                   -            (1,695)
Other income                                     25,246          5,751
                                            ------------   ------------
Income before taxes                           2,032,414        592,505

Provision for income taxes                      748,943        228,537
                                            ------------   ------------
Net income                                  $ 1,283,471    $   363,968
                                            ============   ============

Net income per share - basic                $      0.28    $      0.08
                                            ============   ============
Net income per share - diluted              $      0.27    $      0.08
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,616,819      4,573,168
  Diluted                                     4,791,160      4,679,335

                            See accompanying notes.

                                NVE CORPORATION
                             STATEMENTS OF INCOME
                  SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (Unaudited)

                                             Six Months Ended Sept. 30
                                                2006           2005
                                            ------------   ------------
Revenue
  Product sales                             $ 6,830,388    $ 3,805,922
  Contract research and development           1,203,175      2,271,548
                                            ------------   ------------
Total revenue                                 8,033,563      6,077,470

Cost of sales                                 2,839,002      3,308,791
                                            ------------   ------------
Gross profit                                  5,194,561      2,768,679

Expenses
  Research and development                    1,096,858        894,739
  Selling, general, and administrative          941,945        804,574
                                            ------------   ------------
Total expenses                                2,038,803      1,699,313
                                            ------------   ------------

Income from operations                        3,155,758      1,069,366

Interest income                                 261,346        145,438
Interest expense                                   (589)        (3,748)
Other income                                     25,246         36,566
                                            ------------   ------------
Income before taxes                           3,441,761      1,247,622

Provision for income taxes                    1,266,484        471,005
                                            ------------   ------------
Net income                                  $ 2,175,277    $   776,617
                                            ============   ============

Net income per share - basic                $      0.47    $      0.17
                                            ============   ============
Net income per share - diluted              $      0.45    $      0.17
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,616,704      4,571,524
  Diluted                                     4,791,046      4,677,691

                            See accompanying notes.

                                NVE CORPORATION
                           STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (Unaudited)

                                                     Six Months Ended Sept. 30
                                                        2006           2005
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $ 2,175,277    $   776,617
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       259,395        284,884
    Gain on sale of fixed assets                           -           (25,500)
    Stock-based compensation                            120,036           -
    Excess tax benefits                              (1,102,564)          -
    Deferred income taxes                             1,222,184        458,005
    Changes in operating assets and liabilities:
      Accounts receivable                              (474,385)       311,173
      Inventories                                       (98,362)      (108,901)
      Prepaid expenses and other assets                  (6,931)        13,082
      Accounts payable and accrued expenses            (178,648)       106,187
      Deferred revenue                                  (38,266)      (127,851)
                                                    ------------   ------------
Net cash provided by operating activities             1,877,736      1,687,696

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets                     -            25,500
Purchases of fixed assets                              (229,976)          -
Maturities of investment securities                   1,019,681           -
Purchases of investment securities                   (4,663,558)    (1,252,203)
                                                    ------------   ------------
Net cash used in investing activities                (3,873,853)    (1,226,703)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                    1,740         28,313
Excess tax benefits                                   1,102,564           -
Repayment of capital lease obligations                  (33,281)       (32,992)
                                                    ------------   ------------
Net cash provided by (used in) financing activities   1,071,023         (4,679)
                                                    ------------   ------------

(Decrease) Increase in cash and cash equivalents       (925,094)       456,314
Cash and cash equivalents at beginning of period      1,288,362      1,240,205
                                                    ------------   ------------

Cash and cash equivalents at end of period          $   363,268    $ 1,696,519
                                                    ============   ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                      $       589    $     3,748
      Income taxes                                  $    44,300    $    13,000

                            See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 1. NATURE OF BUSINESS

     We develop, manufacture, and sell "spintronics" devices, a nanotechnology which relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2007.

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

     Our entire portfolio of short-term and long-term investments consists of government- and corporate-backed notes and bonds, and is classified as available for sale; therefore securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders' equity, "Accumulated other comprehensive income."

NOTE 4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                            Quarter Ended September 30
                                               2006             2005
                                           ------------     ------------
Net income                                 $ 1,283,471      $   363,968
Unrealized gain (loss) from investments         82,649          (51,720)
                                           ------------     ------------
Comprehensive income                       $ 1,366,120      $   312,248
                                           ============     ============

                                           Six Months Ended September 30
                                               2006             2005
                                           ------------     ------------
Net income                                 $ 2,175,277      $   776,617
Unrealized gain from investments                50,379           27,474
                                           ------------     ------------
Comprehensive income                       $ 2,225,656      $   804,091
                                           ============     ============

NOTE 5. INVENTORIES

     Inventories consisted of the following:

                             September 30       March 31
                                 2006             2006
                             ------------     ------------
Raw materials                $   806,299      $   703,407
Work-in-process                  960,284          740,578
Finished goods                   686,548          850,784
                             ------------     ------------
                               2,453,131        2,294,769
Less obsolescence reserve       (205,000)        (145,000)
                             ------------     ------------
                             $ 2,248,131      $ 2,149,769
                             ============     ============

NOTE 6. STOCK-BASED COMPENSATION

     Effective April 1, 2006 we adopted the provisions of, and accounts for stock-based compensation in accordance with, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will only be for those awards that vest. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. The valuation provisions of SFAS No. 123(R) apply to awards granted after the April 1, 2006 effective date. Stock-based compensation expense for awards that were granted prior to the effective date but remain unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for our SFAS No. 123 pro forma disclosures.

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

Valuation assumptions

     We use the Black-Scholes standard option pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted during the periods indicated:

                          Quarters Ended Sept. 30         Six Mos. Ended Sept. 30
                           2006            2005            2006            2005
                          -------         -------         -------         -------
Risk-free interest rate     4.9%           3.9%           4.9%           3.9%
Expected volatility          81%            85%            81%            85%
Expected life (years)       6.5            10.0             6.5            10.0
Dividend yield                0%             0%             0%             0%

     The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including projected employee stock option exercise behaviors, risk-free interest rate, and expected volatility of our stock price in future periods. Our estimates and assumptions affect the amounts reported in the financial statements and accompanying notes.

Expected life

     We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe historical data currently represents the best estimate of the expected life of a new employee option. Prior to adopting SFAS No. 123(R), we estimated that the expected life was equal to the option term. For determining the fair value of options under SFAS No. 123(R) we use different expected lives for officers and directors than we use for our general employee population. We examined the historical pattern of option exercises to determine if there was a discernible pattern as to how different classes of employees exercised their options. Our analysis showed that officers and directors held their stock options for a longer period of time before exercising compared to the rest of our employee population.

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

Expenses related to share-based payments

     The following table shows the effect of our adoption of SFAS No. 123(R) on our net income and earning per share for the quarter and six months ended September 30, 2006. Expenses and costs related to share-based payments are presented in the same line or lines as cash compensation paid to the same employees. The effect of SFAS No. 123(R) is included in selling, general, and administrative expenses and presented in the line titled "Stock-based compensation" on our Statements of Cash Flows:

                                           Quarter Ended      Six Mos. Ended
                                           Sept. 30, 2006     Sept. 30, 2006
                                           --------------     --------------
Effect of SFAS No. 123(R) on net income          (78,402)           (80,971)

Effect of SFAS No. 123(R) on net income
  per share:
    Basic                                  $       (0.02)     $       (0.02)
    Diluted                                $       (0.02)     $       (0.02)

     Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

     Prior to April 1, 2006 we accounted for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share for the quarter and six months ended September 30, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based employee compensation:

                                                Quarter Ended
                                                Sept. 30, 2005
                                                --------------
Net income:
  As reported                                   $     363,968
  Pro forma adjustment for stock options             (105,084)
                                                --------------
  Pro forma net income                          $     258,884
                                                ==============
Net income per share:
  Basic - as reported                           $        0.08
  Basic - pro forma                             $        0.06
  Diluted - as reported                         $        0.08
  Diluted - pro forma                           $        0.06

                                                Six Mos. Ended
                                                Sept. 30, 2005
                                                --------------
Net income:
  As reported                                   $     776,617
  Pro forma adjustment for stock options             (115,403)
                                                --------------
  Pro forma net income                          $     661,214
                                                ==============
Net income per share:
  Basic - as reported                           $        0.17
  Basic - pro forma                             $        0.14
  Diluted - as reported                         $        0.17
  Diluted - pro forma                           $        0.14

Tax effects of stock-based compensation

     Deferred taxes for the quarter and six months ended September 30, 2006 were increased by $39,065 due to stock-based compensation.

General stock option information

     The following table summarizes stock option activity during the six months ended September 30, 2006:

                                                 Weighted
                                                 Average
                                   Options       Exercise
                                 Outstanding      Price
                                 -----------     --------
Balance at March 31, 2006           312,130      $ 14.47
Granted                              12,000      $ 20.12
Exercised                            (2,030)     $  0.86
Terminated                             -             -
                                 -----------     --------
Balance at September 30, 2006       322,100      $ 14.76
                                 ===========

     A summary of the status of our nonvested shares as of September 30, 2006, and changes during the six months ended September 30, 2006, is presented below:

                                                  Weighted
                                                  Average
                                                 Grant-Date
Nonvested Shares                    Shares       Fair Value
---------------------------        ---------     ----------
Nonvested at March 31, 2006           3,500       $   6.05
Granted                              12,000       $  20.12
Vested                               (9,250)      $  17.46
Forfeited                              -          $    -
                                   ---------     ----------
Nonvested at September 30, 2006       6,250       $  16.18
                                   =========

     The following tables summarize information concerning stock options outstanding and exercisable at September 30, 2006:

                  Options Outstanding                     Options Exercisable
------------------------------------------------------   ----------------------
                                            Weighted                   Weighted
                                Weighted    Remaining                  Average
                                Average    Contractual                 Exercise
   Ranges of        Number      Exercise      Life          Number      Price
Exercise Prices   Outstanding    Price       (years)     Outstanding   Average
---------------   -----------   --------   -----------   -----------   --------
$  0.86 - 10.00      106,350    $  5.87           3.9       104,600    $  5.87
  10.01 - 20.12      165,750      15.53           8.0       161,250      15.40
  21.99 - 58.27       50,000      31.16           7.6        50,000      31.16
                  -----------   --------   -----------   -----------   --------
                     322,100    $ 14.76           6.6       315,850    $ 14.74
                  ===========                            ===========

     The total intrinsic value of options exercised during the six months ended September 30, 2006 was $34,898. At September 30, 2006 the total intrinsic value of options outstanding was $5,005,599 of which $4,920,279 were exercisable. The total intrinsic value at September 30, 2006 is based on our closing stock price on the last trading day of the quarter for in-the-money options.

NOTE 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We do not expect to pay significant cash taxes in the near future because we have the carryforward of prior years' stock-based compensation deductions available to offset future taxes. These amounts could be subject to limitation under Internal Revenue Code Section 382. Under SFAS No. 109, Accounting for Income Taxes, stock-based compensation deductions for tax return purposes do not reduce taxes reported for book purposes but are credited to "Additional paid-in capital." Tax provisions of $1,261,249 and $458,005 were credited to "Additional paid-in capital" for the six months ended September 30, 2006 and 2005. Regardless of our expectations, there can be no assurance that we will generate any specific level of continuing earnings.

NOTE 8. CONTINGENCIES

     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. Those lawsuits allege that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits. Based on our evaluation of the likelihood of prevailing we have not recorded a liability on our balance sheet. Insurance may cover a portion of any judgments. In addition to these lawsuits, we are subject to various litigation matters from time to time in the normal course of our business. We currently believe that the ultimate outcome of these proceedings will not have a material adverse affect on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial position, and results of operations could be materially and adversely affected.

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

Quarter ended September 30, 2006 compared to quarter ended September 30, 2005

     The table below summarizes certain summary information for various items for the periods indicated:

                                      Percentage of Revenue           Period-
                                     Quarter ended Sept. 30          to-Period
                                     2006             2005            Change
                                    -------          -------         ---------
Revenue
  Product sales                      85.9%           66.2%           86.8%
  Research and development           14.1%           33.8%          (39.7)%
                                    -------          -------
Total revenue                       100.0%          100.0%           44.1%
Cost of sales                        32.7%           53.3%
                                    -------          -------
Gross profit                         67.3%           46.7%

Total expenses                       25.1%           29.9%           20.7%
                                    -------          -------
Income from operations               42.2%           16.8%          263.3%
Net interest and other income         4.0%            2.6%          115.2%
                                    -------          -------
Income before taxes                  46.2%           19.4%          243.0%
Provision for income taxes           17.0%            7.5%          227.7%
                                    -------          -------
Net income                           29.2%           11.9%          252.6%
                                    =======          =======

     Total revenue for the quarter ended September 30, 2006 (the second quarter of fiscal 2007) was $4,398,368, an increase of 44% from $3,051,922 for the quarter ended September 30, 2005 (the second quarter of fiscal 2006). The increase was due to an 87% increase in product sales to $3,777,060 from $2,021,672, partially offset by a 40% decrease in contract research and development revenue to $621,308 from $1,030,250. The decrease in contract research and development revenue was due to shifts to company-funded research from contract-funded research and a decrease in U.S. Government contract awards to us.

     Gross profit margin increased to 67% of revenue for the second quarter of fiscal 2007 from 47% for the same quarter of fiscal 2006. The increase was due to higher product margins and a more profitable revenue mix consisting of 86% product sales versus 66% in the prior-year quarter.

     Research and development expense increased 9% to $566,246 for the quarter ended September 30, 2006 compared to $517,939 for the quarter ended September 30, 2005. The increase was due to efforts to develop new and improved products and a shift to company-funded research from contract-funded research.

     Selling, general and administrative expenses for the quarter ended September 30, 2006 increased 36% to $535,213 compared to $394,980 for the quarter ended September 30, 2005. The increase was primarily due to a $117,467 effect of SFAS No. 123(R). $114,898 of the effect of SFAS No. 123(R) was attributable to the automatic award of options on 12,000 shares of Common Stock to our directors on their initial election or reelection at our Annual Meeting of Shareholders.

     Interest income increased 94% to $149,440 for the quarter ended September 30, 2006 from $77,119 for the quarter ended September 30, 2005. The increase was due to higher interest rates as well as an increase in interest-bearing investments, which were purchased primarily with cash generated from operations.

     Net income totaled $1,283,471 for the quarter ended September 30, 2006 compared to $363,968 for the quarter ended September 30, 2005. The increase in net income was primarily due to increases in revenue and gross profit, partially offset by increases in expenses and provision for income taxes.

     Diluted net income per share increased to $0.27 for the quarter ended September 30, 2006 from $0.08 for the quarter ended September 30, 2005. The effect of SFAS No. 123(R) was to reduce diluted net income per share by $0.02 for the quarter ended September 30, 2006.

Six months ended September 30, 2006 compared to six months ended September 30, 2005

     The table below summarizes certain summary information for various items for the periods indicated:

                                     Percentage of Revenue            Period-
                                    Six Months Ended Sept. 30        to-Period
                                     2006             2005            Change
                                    -------          -------         ---------
Revenue
  Product sales                      85.0%           62.6%           79.5%
  Research and development           15.0%           37.4%          (47.0)%
                                    -------          -------
Total revenue                       100.0%          100.0%           32.2%
Cost of sales                        35.3%           54.4%
                                    -------          -------
Gross profit                         64.7%           45.6%

Total expenses                       25.4%           28.0%           20.0%
                                    -------          -------
Income from operations               39.3%           17.6%          195.1%
Net interest and other income         3.5%            2.9%           60.4%
                                    -------          -------
Income before taxes                  42.8%           20.5%          175.9%
Provision for income taxes           15.8%            7.7%          168.9%
                                    -------          -------
Net income                           27.0%           12.8%          180.1%
                                    =======          =======

     Total revenue for the six months ended September 30, 2006 was $8,033,563, an increase of 32% from revenue of $6,077,470 for the six months ended September 30, 2005. The increase was due to an 80% increase in product sales to $6,830,388 from $3,805,922, partially offset by a 47% decrease in contract research and development revenue to $1,203,175 from $2,271,548. The decrease in contract research and development revenue was due to shifts to company-funded research from contract-funded research and a decrease in U.S. Government contract awards to us.

     Gross profit margin increased to 65% for the first six months of fiscal 2007 from 46% for the first six months fiscal 2006. The increase was due to a more profitable revenue mix consisting of a higher percentage of product sales, and increased product margins. Increased product margins were due to price increases for calendar 2006 and deployment of lower-cost coupler designs.

     Research and development expenses increased 23% to $1,096,858 for the six months ended September 30, 2006 compared to $894,739 for the six months ended September 30, 2005. The increase was due to efforts to develop new and improved products and a shift to company-funded research from contract-funded research.

     Selling, general and administrative expenses for the six months ended September 30, 2006 increased 17% to $941,945 compared to $804,574 for the six months ended September 30, 2005. The increase was primarily due to a $120,036 effect of SFAS No. 123(R). $114,898 of the effect of SFAS No. 123(R) was attributable to the automatic award of options on 12,000 shares of Common Stock to our directors on their initial election or reelection at our Annual Meeting of Shareholders.

     Interest income increased 80% to $261,346 for the six months ended September 30, 2006 from $145,438 for the six months ended September 30, 2005. The increase was due to higher interest rates as well as an increase in interest-bearing investments, which were purchased primarily with cash generated from operations.

     Net income totaled $2,175,277 for the six months ended September 30, 2006 compared to $776,617 for the six months ended September 30, 2005. The increase in net income was primarily due to increases in revenue and gross profit, partially offset by increases in expenses and provision for income taxes.

     Diluted net income per share increased to $0.45 for the six months ended September 30, 2006 from $0.17 for the six months ended September 30, 2005. The effect of SFAS No. 123(R) was to reduce diluted net income per share by $0.02 for the six months ended September 30, 2006.

Liquidity and capital resources

     At September 30, 2006 we had $13,689,311 in cash plus investments compared to $10,891,326 at March 31, 2006. Our entire portfolio of short-term and long-term investments is classified as available for sale. The increase in cash plus investments was primarily due to cash generated from operations, partially offset by purchases of fixed assets and payments of capital lease obligations in the first quarter of fiscal 2007.

     Accounts receivable increased to $2,141,414 at September 30, 2006 from $1,667,029 at March 31, 2006. The increase was due to increased revenue and the timing of payments for research and development contracts.

     Deferred revenue decreased to $39,107 at September 30, 2006 compared to $77,373 at March 31, 2006. The decrease was primarily due to the satisfaction during the six months ended September 30, 2006 of our remaining $4,863 in obligations under a prepayment under our 2001 agreement, as amended, with Agilent Technologies, Inc., and the satisfaction of the obligations related to a government contract.

     We completely retired our capital lease obligations in June 2006, eliminating all of our debt. Capital lease obligations were $33,281 at March 31, 2006.

     We made capital expenditures of $229,976 in the six months ended September 30, 2006, primarily for equipment to increase our production capacity for very small parts. We evaluate capital investments as needs and opportunities arise so our capital expenditures could deviate significantly from our expectations. We will likely fund future capital expenditures from operating profits or our cash and cash equivalents.

     We believe our working capital is adequate for our needs at least for the next 12 months.

Our outlook

     We expect product sales to increase in the remainder of fiscal 2007 compared to fiscal 2006 due to sales of new coupler and sensor products, anticipated growth of our sales into the medical device market, and price increases we implemented for calendar year 2006. The past two fiscal years our product sales have been less in the quarters ended December 31 than the immediately preceding quarters. This may be due in part to distributor ordering patterns or customer vacations and shutdowns late in the calendar year. This pattern may continue in the quarter ending December 31, 2006. Furthermore, we rely on several large customers for a large percentage of our revenue, and we expect certain customers to decrease their orders in the balance of the fiscal year compared to previous quarters because of their inventory status. Additionally, orders from our large customers can be canceled, postponed, or reduced without cause, and the loss of any of these customers could have a significant impact on our revenue and our profitability.

     Contract research and development revenue will likely continue to decrease in fiscal 2007 compared to the prior year due to more limited availability of Government research funds, our shift in emphasis from contract-funded to company-funded research, particularly new product development, and our focusing of contract research on certain strategic areas.

     We expect gross profit margins to continue to increase in the remainder of fiscal 2007 compared to the prior year due to price increases we implemented for calendar year 2006, manufacturing efficiencies, and a planned continued shift in our revenue mix to product sales from research and development revenue. Our product sales have generally had higher gross profit margins than our research and development revenue. There can be no assurance, however, that margin increases in sequential quarters will continue.

     Research and development expense may continue to increase in fiscal 2007 compared to the prior year as we develop new products and continue to shift to company-funded research and development from contract-funded research and development.

     Selling, general and administrative expenses could continue to increase in the future due to expenses associated with compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and legal expenses.

Recent accounting pronouncements

     In September 2006, the Securities and Exchange Commission Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective beginning in our fiscal year ending March 31, 2007. SAB No. 108 has had no material impact on our financial statements.

     In July 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning in our fiscal year ending March 31, 2008. We have not yet evaluated the possible impact of implementation on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. SFAS No. 157 will be effective beginning in our fiscal year ending March 31, 2009. We currently do not expect the adoption of SFAS No. 157 to have a material impact our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. Short-term and long-term marketable securities are generally classified as available-for sale-and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our investments as of September 30, 2006 have remaining maturities from six to 60 months. Available-for-sale securities had a market value of $13,326,043 at September 30, 2006, representing approximately 63% of our total assets.

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

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

      Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The two risk factors below were disclosed on the Form 10-K and have been updated in light of requirements to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act and consolidation of class action litigation.

While we believe that we currently have adequate internal control over financial reporting in place, in the future we expect our management will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse affect on our financial results and the market price of our common stock.

     As required by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring each public company to include a management report assessing the effectiveness of its internal control over financial reporting in Annual Reports on Form 10-KSB or 10-K, and the independent registered public accounting firm auditing such company’s financial statements must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. We expect this requirement to apply to our Annual Report for the fiscal year ending March 31, 2007 because we appear to have met the criteria for being an “Accelerated Filer” as of September 30, 2006. Under current regulations we will also be required to comply with Section 404 in our Annual Report for the fiscal year ending March 31, 2008. While we currently anticipate being able to fully implement the requirements relating to compliance with Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of such activities on our operations due in large part to the lack of precedent available by which to measure compliance with such requirements. We may incur significant expenses in order to comply with the requirements. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock. In addition, to the extent we or our independent registered public accounting firm identify a significant deficiency in our internal control over financial reporting, the resources and costs required to remediate such deficiency could have a material adverse impact on our future results of operations.

We are presently involved in class action litigation.

     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. Those lawsuits allege that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits. Although insurance may cover a portion of any judgments, if we do not prevail in these lawsuits we may be required to pay substantial amounts which could have a material adverse impact on our future results of operation and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Shareholders was held on August 14, 2006. Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act. There was no solicitation in opposition to the nominees as listed in our proxy statement. There were 4,616,703 shares of common stock entitled to vote at the meeting with a majority represented at the meeting. All of our directors and director nominees attended the meeting. Each director nominee was elected to serve as a director until our next Annual Meeting of Shareholders. Each director nominee, Terrence W. Glarner, Daniel A. Baker, James D. Hartman, Patricia M. Hollister, and Robert H. Irish received more than 98% of the shares voted in their favor.

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

NVE CORPORATION
(Registrant)

October 18, 2006	/s/ DANIEL A. BAKER
Date	By: Daniel A. Baker
President and Chief Executive Officer

October 18, 2006	/s/ CURT A. REYNDERS
Date	By: Curt A. Reynders
Chief Financial Officer