Form 10-Q
period 2006-12-31
NVE CORP /NEW/
filed 2007-01-17
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2006

or

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
Common Stock, $0.01 Par Value - 4,627,383 shares outstanding as of January 12, 2007

NVE CORPORATION
INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NVE CORPORATION
                                BALANCE SHEETS
                     DECEMBER 31, 2006 AND MARCH 31, 2006

                                                (Unaudited)
                                               Dec. 31, 2006    March 31, 2006*
                                               --------------   --------------
ASSETS
Current assets
  Cash and cash equivalents                    $     423,282    $   1,288,362
  Short-term investments                             838,579        1,248,103
  Accounts receivable, net of allowance for
    uncollectible accounts of $15,000              1,907,637        1,667,029
  Inventories                                      2,189,125        2,149,769
  Deferred tax assets                              1,598,321        1,576,472
  Prepaid expenses and other assets                  275,718          231,412
                                               --------------   --------------
Total current assets                               7,232,662        8,161,147
Fixed assets
  Machinery and equipment                          4,395,392        4,149,080
  Leasehold improvements                             413,482          413,482
                                               --------------   --------------
                                                   4,808,874        4,562,562
  Less accumulated depreciation                    3,707,237        3,319,651
                                               --------------   --------------
Net fixed assets                                   1,101,637        1,242,911
Long-term investments                             14,710,657        8,354,861
                                               --------------   --------------
Total assets                                   $  23,044,956    $  17,758,919
                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                             $     502,480    $     399,762
  Accrued payroll and other                          524,084          470,392
  Deferred revenue                                      -              77,373
  Capital lease obligations                             -              33,281
                                               --------------   --------------
Total current liabilities                          1,026,564          980,808

Shareholders' equity
  Common stock                                        46,274           46,150
  Additional paid-in capital                      18,018,851       16,042,637
  Accumulated other comprehensive loss              (129,795)        (166,908)
  Retained earnings                                4,083,062          856,232
                                               --------------   --------------
Total shareholders' equity                        22,018,392       16,778,111
                                               --------------   --------------
Total liabilities and shareholders' equity     $  23,044,956    $  17,758,919
                                               ==============   ==============

*The March 31, 2006 Balance Sheet is from the audited financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2006.

See accompanying notes.

                            NVE CORPORATION
                          STATEMENTS OF INCOME
               QUARTERS ENDED DECEMBER 31, 2006 AND 2005
                              (Unaudited)

                                             Quarter Ended December 31
                                                2006           2005
                                            ------------   ------------
Revenue
  Product sales                             $ 3,402,937    $ 1,742,163
  Contract research and development             459,112        868,119
                                            ------------   ------------
Total revenue                                 3,862,049      2,610,282

Cost of sales                                 1,385,163      1,308,752
                                            ------------   ------------
Gross profit                                  2,476,886      1,301,530

Expenses
  Research and development                      544,779        342,616
  Selling, general, and administrative          479,387        434,183
                                            ------------   ------------
Total expenses                                1,024,166        776,799
                                            ------------   ------------

Income from operations                        1,452,720        524,731

Interest income                                 157,337         88,168
Interest expense                                   -            (1,336)
Other income                                       -             3,101
                                            ------------   ------------
Income before taxes                           1,610,057        614,664

Provision for income taxes                      558,504        213,279
                                            ------------   ------------
Net income                                  $ 1,051,553    $   401,385
                                            ============   ============

Net income per share - basic                $      0.23    $      0.09
                                            ============   ============
Net income per share - diluted              $      0.22    $      0.09
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,620,835      4,576,454
  Diluted                                     4,786,868      4,677,712

See accompanying notes.

                            NVE CORPORATION
                          STATEMENTS OF INCOME
             NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                               (Unaudited)

                                             Nine Months Ended Dec. 31
                                                2006           2005
                                            ------------   ------------
Revenue
  Product sales                             $10,233,325    $ 5,548,085
  Contract research and development           1,662,287      3,139,667
                                            ------------   ------------
Total revenue                                11,895,612      8,687,752

Cost of sales                                 4,224,165      4,617,543
                                            ------------   ------------
Gross profit                                  7,671,447      4,070,209

Expenses
  Research and development                    1,641,637      1,237,355
  Selling, general, and administrative        1,421,332      1,238,757
                                            ------------   ------------
Total expenses                                3,062,969      2,476,112
                                            ------------   ------------

Income from operations                        4,608,478      1,594,097

Interest income                                 418,683        233,606
Interest expense                                   (589)        (5,084)
Other income                                     25,246         39,667
                                            ------------   ------------
Income before taxes                           5,051,818      1,862,286

Provision for income taxes                    1,824,988        684,284
                                            ------------   ------------
Net income                                  $ 3,226,830    $ 1,178,002
                                            ============   ============

Net income per share - basic                $      0.70    $      0.26
                                            ============   ============
Net income per share - diluted              $      0.67    $      0.25
                                            ============   ============

Weighted average shares outstanding
  Basic                                       4,618,086      4,573,173
  Diluted                                     4,784,118      4,674,431

See accompanying notes.

                                NVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                  (Unaudited)

                                                     Nine Months Ended Dec. 31
                                                        2006           2005
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $ 3,226,830    $ 1,178,002
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       392,777        426,450
    Gain on sale of fixed assets                           -           (25,500)
    Stock-based compensation                            128,203           -
    Excess tax benefits                              (1,591,076)          -
    Deferred income taxes                             1,780,688        668,334
    Changes in operating assets and liabilities:
      Accounts receivable                              (240,608)       544,105
      Inventories                                       (39,356)      (461,182)
      Prepaid expenses and other assets                 (44,306)        (7,438)
      Accounts payable and accrued expenses             156,410        (10,919)
      Deferred revenue                                  (77,373)      (168,340)
                                                    ------------   ------------
Net cash provided by operating activities             3,692,189      2,143,512

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets                     -            25,500
Purchases of fixed assets                              (252,604)       (20,573)
Maturities of investment securities                   1,054,686           -
Purchases of investment securities                   (6,943,625)    (2,255,922)
                                                    ------------   ------------
Net cash used in investing activities                (6,141,543)    (2,250,995)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   26,479         28,313
Excess tax benefits                                   1,591,076           -
Repayment of capital lease obligations                  (33,281)       (50,026)
                                                    ------------   ------------
Net cash provided by (used in) financing activities   1,584,274        (21,713)
                                                    ------------   ------------

Decrease in cash and cash equivalents                  (865,080)      (129,196)
Cash and cash equivalents at beginning of period      1,288,362      1,240,205
                                                    ------------   ------------

Cash and cash equivalents at end of period          $   423,282    $ 1,111,009
                                                    ============   ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                      $       589    $     5,084
      Income taxes                                  $    44,300    $    15,950

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE 1. NATURE OF BUSINESS

     We develop, manufacture, and sell "spintronics" devices, a nanotechnology which relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission ("SEC") rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006. The results of operations for the quarter ended December 31, 2006 are not necessarily indicative of the results that may be expected for the quarter or full fiscal year ending March 31, 2007.

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

NOTE 4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                             Quarter Ended December 31
                                               2006             2005
                                           ------------     ------------
Net income                                 $ 1,051,553      $   401,385
Unrealized loss from investments               (13,265)         (19,568)
                                           ------------     ------------
Comprehensive income                       $ 1,038,288      $   381,817
                                           ============     ============

                                           Nine Months Ended December 31
                                               2006             2005
                                           ------------     ------------
Net income                                 $ 3,226,830      $ 1,178,002
Unrealized gain from investments                37,114            7,906
                                           ------------     ------------
Comprehensive income                       $ 3,263,944      $ 1,185,908
                                           ============     ============

NOTE 5. INVENTORIES

     Inventories consisted of the following:

                             December 31        March 31
                                 2006             2006
                             ------------     ------------
Raw materials                $   778,071      $   703,407
Work-in-process                  843,571          740,578
Finished goods                   772,483          850,784
                             ------------     ------------
                               2,394,125        2,294,769
Less obsolescence reserve       (205,000)        (145,000)
                             ------------     ------------
                             $ 2,189,125      $ 2,149,769
                             ============     ============

NOTE 6. STOCK-BASED COMPENSATION

     Effective April 1, 2006 we adopted the provisions of, and account for stock-based compensation in accordance with, Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will only be for those awards that vest. We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively revised. The valuation provisions of SFAS No. 123(R) apply to awards granted after the April 1, 2006 effective date. Stock-based compensation expense for awards that were granted prior to the effective date but remain unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for our SFAS No. 123 pro forma disclosures.

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

Valuation assumptions

     We use the Black-Scholes standard option pricing model to determine the fair value of stock options. No options were granted during the quarter ended December 31, 2006. The following assumptions were used to estimate the fair value of options granted during the periods indicated:

                         Quarters Ended Dec. 31          9 Months Ended Dec. 31
                          2006            2005            2006            2005
                         ------          ------          ------          ------
Risk-free interest rate   n/a             3.9%           4.9%           3.9%
Expected volatility       n/a            83.6%          80.8%          85.5%
Expected life (years)     n/a            10.0             6.5            10.0
Dividend yield            n/a               0%             0%             0%

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

Expenses related to share-based payments

     The following table shows the effect of our adoption of SFAS No. 123(R) on our net income and earning per share for the quarter and nine months ended December 31, 2006. Expenses and costs related to share-based payments are presented in the same line or lines as cash compensation paid to the same employees. The effect of SFAS No. 123(R) is included in selling, general, and administrative expenses and presented in the line titled "Stock-based compensation" on our Statements of Cash Flows:

                                           Quarter Ended      9 Months Ended
                                           Dec. 31, 2006      Dec. 31, 2006
                                           --------------     --------------
Effect of SFAS No. 123(R) on net income           (6,263)           (87,234)

Effect of SFAS No. 123(R) on net income
  per share:
    Basic                                  $       (0.00)     $       (0.02)
    Diluted                                $       (0.00)     $       (0.02)

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

     Prior to April 1, 2006 we accounted for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share for the quarter and nine months ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based employee compensation:

                                                Quarter Ended
                                                Dec. 31, 2005
                                                --------------
Net income:
  As reported                                   $     401,385
  Pro forma adjustment for stock options              (92,474)
                                                --------------
  Pro forma net income                          $     308,911
                                                ==============
Net income per share:
  Basic - as reported                           $        0.09
  Basic - pro forma                             $        0.07
  Diluted - as reported                         $        0.09
  Diluted - pro forma                           $        0.07

                                                9 Months Ended
                                                Dec. 31, 2005
                                                --------------
Net income:
  As reported                                   $   1,178,002
  Pro forma adjustment for stock options             (207,877)
                                                --------------
  Pro forma net income                          $     970,125
                                                ==============
Net income per share:
  Basic - as reported                           $        0.26
  Basic - pro forma                             $        0.21
  Diluted - as reported                         $        0.25
  Diluted - pro forma                           $        0.21

Tax effects of stock-based compensation

     Deferred taxes for the quarter and nine months ended December 31, 2006 increased by $1,903 and $40,968 due to stock-based compensation.

General stock option information

     No options were issued for the quarter ended December 31, 2006. The following table summarizes stock option activity during the nine months ended December 31, 2006:

                                                 Weighted
                                                 Average
                                   Options       Exercise
                                 Outstanding      Price
                                 -----------     --------
Balance at March 31, 2006           312,130      $ 14.47
Granted                              12,000      $ 20.12
Exercised                           (12,430)     $  2.13
Terminated                             -             -
                                 -----------     --------
Balance at December 31, 2006        311,700      $ 15.18
                                 ===========

     A summary of our nonvested shares as of December 31, 2006, and changes during the nine months ended December 31, 2006, is presented below:

                                                  Weighted
                                                  Average
                                                 Grant-Date
Nonvested Shares                     Shares      Fair Value
---------------------------         --------     ----------
Nonvested at March 31, 2006           3,500       $   6.05
Granted                              12,000       $  20.12
Vested                               (9,250)      $  17.46
Forfeited                              -          $    -
                                    --------     ----------
Nonvested at December 31, 2006        6,250       $  16.18
                                    ========

     The following tables summarize information concerning stock options outstanding and exercisable at December 31, 2006:

                  Options Outstanding                     Options Exercisable
------------------------------------------------------   ----------------------
                                            Weighted
                                Weighted    Remaining                  Weighted
                                Average    Contractual                 Average
   Ranges of        Number      Exercise      Life          Number     Exercise
Exercise Prices   Outstanding    Price       (years)     Outstanding    Price
---------------   -----------   --------   -----------   -----------   --------
$  0.86 - 10.00       95,950    $  6.25           4.0        94,200    $  6.25
  10.01 - 20.12      165,750      15.53           7.8       161,250      15.40
  21.99 - 58.27       50,000      31.16           7.3        50,000      31.16
---------------   -----------   --------   -----------   -----------   --------
                     311,700    $ 15.18           6.5       305,450    $ 15.16
                  ===========                            ===========

     The total intrinsic value of options exercised during the nine months ended December 31, 2006 was $399,989. At December 31, 2006 the total intrinsic value of options outstanding was $4,946,515 of which $4,855,481 were exercisable. The total intrinsic value at December 31, 2006 is based on our closing stock price on the last trading day of the quarter for in-the-money options.

NOTE 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under SFAS No. 109, Accounting for Income Taxes, stock-based compensation deductions for tax return purposes do not reduce taxes reported for book purposes but are credited to "Additional paid-in capital." Tax provisions of $1,821,656 and $668,334 were credited to "Additional paid-in capital" for the nine months ended December 31, 2006 and 2005.

NOTE 8. CONTINGENCIES

     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The amended derivative complaint generally alleges that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits. Although insurance may cover a portion of any judgments, if we do not prevail in these lawsuits we may be required to pay substantial amounts which could have a material adverse impact on our future results of operation and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-looking statements

     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to competition including entry of new competitors, variations in costs that are beyond our control, adverse federal, state and local government regulations, unexpected costs, lower sales and net income or higher net losses than forecasted, our dependence on significant suppliers, our ability to meet stringent customer technical requirements, our ability to consummate additional license agreements, our ability to continue eligibility for SBIR awards, failure to obtain new customers, the possible fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans, loss of key executives, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this report. Further information regarding our risks and uncertainties, are contained in Item 1A "Risk Factors"of our Annual Report on Form 10-K for the year ended March 31, 2006 and Part II Item 1A of our Quarterly Reports on Forms 10-Q.

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

Quarter ended December 31, 2006 compared to quarter ended December 31, 2005

     The table below summarizes certain summary information for various items for the periods indicated:

                                      Percentage of Revenue             Period-
                                    Quarter Ended December 31          to-Period
                                     2006              2005             Change
                                   --------          --------          ---------
Revenue
  Product sales                      88.1%            66.7%             95.3%
  Research and development           11.9%            33.3%            (47.1)%
                                   --------          --------
Total revenue                       100.0%           100.0%             48.0%
Cost of sales                        35.9%            50.1%
                                   --------          --------
Gross profit                         64.1%            49.9%

Total expenses                       26.5%            29.8%             31.8%
                                   --------          --------
Income from operations               37.6%            20.1%            176.9%
Net interest and other income         4.1%             3.5%             74.9%
                                   --------          --------
Income before taxes                  41.7%            23.6%            161.9%
Provision for income taxes           14.5%             8.2%            161.9%
                                   --------          --------
Net income                           27.2%            15.4%            162.0%
                                   ========          ========

     Total revenue for the quarter ended December 31, 2006 (the third quarter of fiscal 2007) was $3,862,049, an increase of 48% from $2,610,282 for the quarter ended December 31, 2005 (the third quarter of fiscal 2006). The increase was due to a 95% increase in product sales to $3,402,937 from $1,742,163, partially offset by a 47% decrease in contract research and development revenue to $459,112 from $868,119. The increase in product sales was due to increased sales of both spintronic sensors and spintronic couplers. The decrease in contract research and development revenue was due to shifts to company-funded research from contract-funded research and a decrease in U.S. Government contract awards to us.

     Gross profit margin increased to 64% of revenue for the third quarter of fiscal 2007 from 50% for the same quarter of fiscal 2006. The increase was due to higher product margins and a more profitable revenue mix consisting of 88% product sales versus 67% in the prior-year quarter.

     Research and development expense increased 59% to $544,779 for the quarter ended December 31, 2006 compared to $342,616 for the quarter ended December 31, 2005. The increase was due to efforts to develop new and improved products and a shift to company-funded research from contract-funded research.

     Selling, general and administrative expenses for the quarter ended December 31, 2006 increased 10% to $479,387 compared to $434,183 for the quarter ended December 31, 2005. The increase was primarily due to expenses related to Sarbanes-Oxley Section 404 compliance matters. Expenses related to Sarbanes-Oxley Section 404 were approximately $58,000 in the quarter. We had no such expenses in the prior-year quarter.

     Interest and other income increased 75% to $157,337 for the quarter ended December 31, 2006 from $89,933 for the quarter ended December 31, 2005. The increase was due to a higher average interest rate as well as an increase in interest-bearing investments, which were purchased primarily with cash generated from operations.

     Net income totaled $1,051,553 for the quarter ended December 31, 2006, an increase of 162% compared to $401,385 for the quarter ended December 31, 2005. The increase in net income was primarily due to increases in revenue and gross profit, partially offset by increases in expenses and provision for income taxes.

Nine months ended December 31, 2006 compared to nine months ended December 31, 2005

     The table below summarizes certain summary information for various items for the periods indicated:

                                     Percentage of Revenue              Period-
                                   Nine Months Ended Dec. 31           to-Period
                                     2006              2005             Change
                                   --------          --------          ---------
Revenue
  Product sales                      86.0%            63.9%             84.4%
  Research and development           14.0%            36.1%            (47.1)%
                                   --------          --------
Total revenue                       100.0%           100.0%             36.9%
Cost of sales                        35.5%            53.2%
                                   --------          --------
Gross profit                         64.5%            46.8%             88.5%

Total expenses                       25.8%            28.5%             23.7%
                                   --------          --------
Income from operations               38.7%            18.3%            189.1%
Net interest and other income         3.7%             3.1%             65.3%
                                   --------          --------
Income before taxes                  42.4%            21.4%            171.3%
Provision for income taxes           15.3%             7.9%            166.7%
                                   --------          --------
Net income                           27.1%            13.5%            173.9%
                                   ========          ========

     Total revenue for the nine months ended December 31, 2006 was $11,895,612, an increase of 37% from revenue of $8,687,752, for the nine months ended December 31, 2005. The increase was due to an 84% increase in product sales to $10,233,325 from $5,548,085, partially offset by a 47% decrease in contract research and development revenue to $1,662,287 from $3,139,667. The increase in product sales was due to increased sales of both spintronic sensors and spintronic couplers. The decrease in contract research and development revenue was due to shifts to company-funded research from contract-funded research and a decrease in U.S. Government contract awards to us.

     Gross profit margin increased to 64% for the first nine months of fiscal 2007 from 47% for the first nine months of fiscal 2006. The increase was due to a more profitable revenue mix consisting of a higher percentage of product sales, and increased product margins. Increased product margins were due to price increases for calendar 2006 and deployment of lower-cost coupler designs.

     Research and development expenses increased 33% to $1,641,637 for the nine months ended December 31, 2006 compared to $1,237,355 for the nine months ended December 31, 2005. The increase was due to efforts to develop new and improved products and a shift to company-funded research from contract-funded research.

     Selling, general and administrative expenses for the nine months ended December 31, 2006 increased 14% to $1,421,332 compared to $1,238,757 for the nine months ended December 31, 2005. The increase was primarily due to expenses of approximately $58,000 related to Sarbanes-Oxley Section 404 compliance matters and a $128,203 non-cash expense recognized under SFAS No. 123(R).

     Interest and other income increased 65% to $443,340 for the nine months ended December 31, 2006 from $268,189 for the nine months ended December 31, 2005. The increase was primarily due to a higher average interest rate as well as an increase in interest-bearing investments, which were purchased primarily with cash generated from operations.

     Net income totaled $3,226,830 for the nine months ended December 31, 2006 compared to $1,178,002 for the nine months ended December 31, 2005. The increase in net income was primarily due to increases in revenue and gross profit, partially offset by increases in expenses and provision for income taxes.

     Diluted net income per share increased to $0.67 for the nine months ended December 31, 2006 from $0.25 for the nine months ended December 31, 2005. The effect of SFAS No. 123(R) was to reduce diluted net income per share by $0.02 for the nine months ended December 31, 2006.

Liquidity and capital resources

     At December 31, 2006 we had $15,972,518 in cash plus investments compared to $10,891,326 at March 31, 2006. Our entire portfolio of short-term and long-term investments is classified as available for sale. The increase in cash plus investments was primarily due to cash generated from operations, partially offset by purchases of fixed assets in the first nine months of fiscal 2007 and payments of capital lease obligations in the first quarter of fiscal 2007.

     Accounts receivable increased to $1,907,637 at December 31, 2006 from $1,667,029 at March 31, 2006. The increase was due to increased revenue and the timing of payments under research and development contracts.

     We had no deferred revenue at December 31, 2006, compared to $77,373 at March 31, 2006. The elimination of deferred revenue was due to our satisfaction of the obligations related to a particular government contract and the satisfaction during the nine months ended December 31, 2006 of our remaining $4,863 in obligations under a prepayment under our 2001 agreement, as amended, with Agilent Technologies, Inc.

     We completely retired our capital lease obligations in June 2006, eliminating all of our debt. Capital lease obligations were $33,281 at March 31, 2006.

     We made capital expenditures of $252,604 in the nine months ended December 31, 2006, primarily for equipment to increase our capabilities for the testing and processing of very small components that we sell. We evaluate capital investments as needs and opportunities arise so our capital expenditures could deviate significantly from our expectations. We will likely fund future capital expenditures from operating profits or our cash and cash equivalents.

     We believe our working capital is adequate for our needs at least for the next 12 months.

Our outlook

     Inventory levels industry-wide are high by some metrics, and this could tend to reduce our product sales in the first half of calendar 2007 if stocking distributors reduce their purchases to reduce their inventories. Contract research and development revenue will likely continue to decrease in the fourth quarter of fiscal 2007 compared to the prior year due to more limited Government research funds, our ongoing shift in emphasis from contract-funded to company-funded research, particularly new product development, and our ongoing focus of contract research on certain strategic areas.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including government obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for sale-and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our investments as of December 31, 2006 had remaining maturities between three and 59 months. Available-for-sale securities had a market value of $15,549,236 at December 31, 2006, representing approximately 67% of our total assets.

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

     As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

    See Item 1A for information regarding legal proceedings.

Item 1A. Risk Factors.

       Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as updated in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. The risk factors below were disclosed on the Form 10-K and updated in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. It is being updated in light of incursion of expenses in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the consolidation of derivative actions filed in Hennepin County District Court related to class action litigation during the quarter covered by this Report.

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

     As required by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring each public company to include a management report assessing the effectiveness of its internal control over financial reporting in Annual Reports on Form 10-KSB or 10-K, and the independent registered public accounting firm auditing such company’s financial statements must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. We expect this requirement to apply to our Annual Report for the fiscal year ending March 31, 2007 because we appear to have met the criteria for being an “Accelerated Filer” as of September 30, 2006. Under current regulations we will also be required to comply with Section 404 in our Annual Report for the fiscal year ending March 31, 2008. While we currently anticipate being able to fully implement the requirements relating to compliance with Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of such activities on our operations due in large part to the lack of precedent available by which to measure compliance with such requirements. We have incurred significant expenses in order to comply with the requirements and could incur significant additional expenses. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock. In addition, to the extent we or our independent registered public accounting firm identify a significant deficiency in our internal control over financial reporting, the resources and costs required to remediate such deficiency could have a material adverse impact on our future results of operations.

We are presently involved in class action litigation.

     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The amended derivative complaint generally alleges that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits. Although insurance may cover a portion of any judgments, if we do not prevail in these lawsuits we may be required to pay substantial amounts which could have a material adverse impact on our future results of operation and financial condition.

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

NVE CORPORATION
(Registrant)

January 17, 2007	/s/ DANIEL A. BAKER
Date	(Signature)
Daniel A. Baker
President and Chief Executive Officer

January 17, 2007	/s/ CURT A. REYNDERS
Date	(Signature)
Curt A. Reynders
Chief Financial Officer