Form 10-K
period 2007-03-31
NVE CORP /NEW/
filed 2007-05-25
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________

Form 10-K
(Mark One)
     [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to____________________
Commission file number 000-12196

NVE Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-1424202
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

11409 Valley View Road, Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

  Registrant’s telephone number, including area code (952) 829-9217

  Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value (“Common Stock”)	The NASDAQ Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [   ]  No [ x ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [   ]  No [ x ]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ x ]

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ x ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [ x ]
      The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $138 million based on the last sale price of $29.99 per share as reported by the NASDAQ Stock Market for September 30, 2006.

          The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of May 15, 2007 was 4,632,383.
______________

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of our Proxy Statement for our 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, and 14 of Part III hereof.

NVE CORPORATION
INDEX TO FORM 10-K

PART I
Item 1. Business.
Our Strategy
Our Products and Markets
Sensor Products and Markets
Coupler Products and Markets
MRAM Products and Markets
Product Manufacturing
Sales and Product Distribution
New Product Status
Our Competition
Principal Suppliers and Raw Materials
Intellectual Property
Working Capital Items
Major Customers
Backlog
Seasonality
Research and Development Activities
Government Regulations
Number of Employees
Financial Information About Geographical Areas
Available Information
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Stock Price Performance Graph
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Results of Operations
Liquidity and Capital Resources
Outlook
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9A. Controls and Procedures.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competition including entry of new competitors, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse legal proceedings, lower sales, failure of suppliers to meet our requirements, failure to obtain new customers, inability to carry out marketing and sales plans, inability to meet customer technical requirements, inability to consummate license agreements, ineligibility for SBIR awards, loss of key executives, and other specific risks that may be alluded to in this Report. For further information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

ITEM 1. BUSINESS.
In General
NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data. We have also licensed our spintronic magnetoresistive random access memory technology, commonly known as MRAM.

NVE History and Background
        NVE is a Minnesota corporation headquartered in a suburb of Minneapolis. We were founded in 1989 primarily as a government contract research company. Our stock became publicly traded in 2000 through a reverse merger and became NASDAQ listed in 2003. Since our founding, we have been awarded more than $50 million in government research contracts, including more than 30 MRAM development contracts. These contracts have helped us build our intellectual property portfolio. Over the years our product sales have increased and we have reduced our dependence on research contracts. Fiscal years referenced in this report end March 31.

Our Enabling Technology
Our designs use one of two nano-scale spintronic structures: giant magnetoresistors or spin-dependent tunnel junctions. Both structures produce a large change in electrical resistance depending on the electron spin orientation in a free layer.

In giant magnetoresistance (GMR) devices, resistance changes due to conduction electrons scattering at interfaces within the devices. The GMR effect is only significant if the layer thicknesses are less than the mean free path of conduction electrons, which is approximately five nanometers. Our critical GMR conductor layers are generally less than two nanometers or five atomic layers thick.

        The second type of spintronic structure we use is spin-dependent tunnel junctions, which are also known as SDT junctions, Magnetic Tunnel Junctions (MTJs), or Tunneling Magnetic Junctions (TMJs). SDT junctions use tunnel barriers that are so thin that electrons can “tunnel” through a normally insulating material to cause a resistance change. SDT barrier thicknesses are in the range of one to four nanometers (less than ten molecules). Technological advances in recent years have made it practical to manufacture such small dimensions.

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

We believe spintronics represents the first major change in microelectronic technology since the advent of these devices a generation ago. The 1970s brought microelectronic devices including Hall-effect sensors for data acquisition, semiconductor random access memory (commonly known as RAM) for data storage, and light-emitting diode-based optical couplers for data transmission. There have been incremental improvements to these devices over the years, but the inherent limitations of charge-based electronics remain. We believe spintronics can address these significant markets.

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

Like sensors, couplers are widely used in factory automation. Couplers provide reliable digital communication between the various electronic subsystems in factories. For example, couplers are used to send data between robots and central controllers at very high speed. As manufacturing automation expands, there is a need for higher speed data and more channel density. Because of their unique properties, we believe our couplers transmit more data at higher speeds and over longer distances than conventional devices.

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

Monetize MRAM Intellectual Property Through Licensing
        Because of the large capital investment required to make large-scale memories, our strategy is to monetize our MRAM intellectual property by licensing other companies to make devices using our technology. We intend to pursue new license agreements, although there can be no assurance as to when or if we will consummate additional agreements. For a discussion regarding our existing license agreements, see Item 1 “Business - Intellectual Property - Licenses.”

Transition to Product Sales and License Revenue from Contract Research
        Government research and development contracts were the source of some of our patents and product developments, and our primary source of revenue for much of our history. We have redeployed personnel from contract research to company-funded product research because we believe product sales have higher profit and growth potential, and that company-funded research will have a higher rate of return.

Our Products and Markets
        We operate in one reportable segment. For financial information concerning this segment see “Note 7 - Segment Information” of the Financial Statements included elsewhere in this Report.

Sensor Products and Markets
        Our sensor products detect the presence of a magnet or metal to determine position or speed. The GMR changes its electrical resistance depending on the magnetic field. In our devices, GMR is combined with conventional foundry integrated circuitry and packaged in much the same way as conventional integrated circuits. We sell standard, or catalog sensors, and custom sensors designed to meet customers’ exact requirements. Our sensors are quite small, very sensitive to magnetic fields, precise, and reliable. These advantages have allowed us to establish a presence in the industrial, scientific, and medical (ISM) market.

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

We have two main series of couplers: the original IsoLoop 700 Series, and the newer, award-winning IsoLoop 600 Series. The newer couplers use spintronic input stages while our original products use semiconductor input stages. Our couplers are sold primarily for factory and industrial networks. Automotive and medical applications are possible in the future.

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

Advanced MRAM designs that we are developing or have developed include Vertical transport MRAM (also known as VMRAM), magnetothermal MRAM, and spin-momentum transfer MRAM. We believe such design approaches have the potential to increase the scalability of MRAM.

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

Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility and send the completed wafers to Asia for dicing and packaging. The packaged parts are returned to us to be tested, inventoried, and shipped.

Sales and Product Distribution
We rely primarily on distributors who stock and sell our products in more than 75 countries. Our distributors include Digi-Key Corporation and Newark InOne, two of the largest electronic component distributors in the U.S. Our agreements with distributors generally renew annually. In addition, Avago Technologies, one of the world’s leading suppliers of solid-state couplers, distributes Agilent- and Avago-branded versions of some of our couplers under an agreement between Agilent Technologies, Inc. and us that expires in June 2007. Avago is comprised of the former Agilent Semiconductor Product Group. We believe we are less dependent on Avago than in past years because we have expanded our own distribution. We do not know whether we will reach an agreement for Avago to continue to distribute our products.

New Product Status
      In the past year we began selling several new products including:
•	new custom spintronic sensors for certain medical device manufacturers;
•	a new signal coupler combining spintronic coupling with RS-422 network protocol functions in a small package;
•	additional coupler models in Micro-Small Outline Packages (MSOPs); and
•	a new series of spintronic couplers called the IsoLoop 700S-Series, which transmit up to two channels of data at up to 150 million bits per second.

Our Competition

Industrial Sensor Competition
      A limited number of other companies claim to either make or have the capability to make GMR sensors. Several competitors also make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive or precise as our GMR sensors.

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

Coupler Competition
Competing digital coupler technologies include optical couplers, inductive couplers (transformers), and capacitive couplers.

In addition to being a customer, Avago is a leading producer of high-speed optical couplers. Other prominent optical coupler suppliers are Fairchild Semiconductor International, NEC Corporation, Sharp Corporation, Toshiba Corporation, and Vishay Intertechnology. We believe our couplers are faster than optical couplers.

Inductive couplers are made by a number of companies including Analog Devices, Inc. and Silicon Laboratories Inc. Unlike our IsoLoop couplers, inductive couplers require special encoding to transmit logic signals. Furthermore, IsoLoop couplers require much less board space than most optical or inductive couplers. MEMS inductive couplers are smaller than other inductive couplers, but we believe our devices generally have higher channel density per area, higher speed, less signal distortion, and generate less noise. Manufacturers of capacitive couplers include Texas Instruments Incorporated. We believe we have a broader product line and higher channel density than is available for capacitive couplers.

We make several network signal couplers that combine spintronics coupling with network protocol functions such as RS-485 (also known as TIA-485 or EIA-485), in a single package. Competitive network signal couplers are available from Analog Devices; Linear Technology Corporation; and Maxim Integrated Products, Inc. Based on a comparison of published specifications, we believe our devices have speed, input voltage range, and product-line breadth advantages over other network signal couplers.

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

There are many flash memory manufacturers, most of which are large semiconductor companies. Silicon-oxide-nitride-oxide-silicon (SONOS) and thin-film storage (TFS) have been proposed as improvements to flash memories. Simtek Corporation and Cypress Semiconductor Corporation are among companies reported to be developing SONOS memory; Freescale Semiconductor, Inc. has said it is developing TFS memory. Both types of memory appear to have many of the limitations of conventional flash memory such as limited speed and endurance.

Battery-backed-up SRAM manufacturers include Maxim. We believe that MRAM has the potential of being simpler, lower cost, and more reliable than battery-backed-up SRAM.

Emerging technologies competing with MRAM include carbon nanotubes, phase-change memory (PCM; also known as PRAM, chalcogenide, CRAM, or Ovonic memory), polymer memory, and polymeric ferroelectric random access memory (PFRAM). We believe that MRAM has advantages over these technologies in some or all of the following areas: degree of commercialization, manufacturability, speed, and endurance. Companies developing carbon nanotube memory include Nantero, Inc. Companies developing PCM include Elpida Memory, Inc.; IBM Corporation; Infineon; Intel; Macronix International Company, Ltd.; Ovonyx, Inc.; Philips; Samsung Electronics Company Ltd.; and STMicroelectronics. Companies developing polymer memory include Thin Film Electronics ASA and Coatue.

Other companies that may compete with us for MRAM research and development or service business, or that may be attempting to develop MRAM intellectual property with the intention of licensing to others, include Crocus Technology SA (Grenoble, France), Grandis, Inc., Spintec (Grenoble, France), and Spintron (Marseille, France).

Principal Suppliers and Raw Materials
Our principal suppliers include manufacturers of semiconductor wafers that are incorporated into our products. These include Advanced Semiconductor Manufacturing Corporation of Shanghai (China); AMI Semiconductor, Inc.; Intersil Corporation; Silicon Quest International, Inc.; Taiwan Semiconductor Manufacturing Corporation; and Texas Instruments Inc. Other companies supply our device packaging services, including CIRTEK Electronics Corporation (Laguna, The Philippines); Circuit Electronics Industries (Ayutthaya, Thailand); NS Electronics Bangkok (Thailand), Ltd.; and SPEL Semiconductor Limited (Chennai, India).

Intellectual Property

Patents
      As of March 31, 2007 we had 41 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. Our technology is protected by more than 100 patents worldwide either issued, pending or licensed from others. We are continuing to develop inventions and expect to add to our patent portfolio. There are no patents we regard as critical to our business owned by us or licensed to us that expire in the next 12 months.

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

Licenses
      We have licensed certain MRAM intellectual property to several companies, including Cypress, Honeywell, Union Semiconductor Technology Corporation, and Motorola, Inc.

Agreements with Honeywell
      We have agreements and amendments to agreements with Honeywell dating back approximately to our founding. Under these agreements we have not paid royalties to Honeywell for the use of their intellectual property, and Honeywell has intellectual property rights to certain of our earlier-developed MRAM technology.

Motorola License
      We granted Motorola a non-exclusive, non-transferable, and non-assignable license to our MRAM intellectual property and received advance payments in conjunction with the agreement. Motorola has since separated Freescale. Motorola and Freescale asked us to consent to Motorola’s assignment of the Patent License Option Agreement to Freescale. We have declined to provide such consent without additional consideration. We believe the Motorola agreement likely terminated in 2005 because Motorola transferred manufacturing to Freescale.

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

Working Capital Items
      Like other companies in the electronics industry, we have historically invested in capital equipment for manufacturing and testing our products, as well as research and development equipment. We have historically deployed significant capital in inventories to have products available from stock, to receive more favorable pricing for raw materials, and to guard against raw material shortages.

Major Customers
      We rely on several large customers for a large percentage of our revenue; these include Avago Technologies (the company comprised of the former Agilent Technologies, Inc. Semiconductor Product Group); St. Jude Medical, Inc.; Starkey Laboratories, Inc.; the U.S. Government; and certain distributors. The loss of any one or more of these customers could have a material adverse effect on us. For the purposes of this disclosure, all agencies of the U.S. Government are considered a single customer.

Backlog
      As of March 31, 2007 we had $1,417,844 of contract research and development backlog we believed to be firm, compared to $682,685 as of March 31, 2006. We expect most of the firm backlog as of March 31, 2007 to be filled within fiscal 2008. Approximately 98% of our backlog as of March 31, 2007 and 90% as of March 31, 2006 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed, are not included in firm backlog. The portion of orders already included in operating revenues on the basis of percentage of completion or program accounting are excluded. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance, however of additional contracts or follow-on contracts for expired or completed U.S. Government contracts.

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

Seasonality
      In each of the past three fiscal years our product sales have been less in quarters ended December 31 than the immediately preceding or subsequent quarters. This may have been due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. We do not know if this pattern will continue.

Research and Development Activities
      We spent $1,789,844 for fiscal 2007, $1,096,970 for fiscal 2006, and $841,731 for fiscal 2005 in company-sponsored research and development activities. Over the past three fiscal years these activities have included development of new sensors and couplers, and lower-cost product designs. Additionally, we spent $2,090,200 during fiscal 2007, $3,817,378 during fiscal 2006, and $5,018,469 during fiscal 2005 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as other companies.

Government Regulations
We are subject to various local, state, and federal laws, regulations and agencies that affect businesses generally. These include regulations promulgated by federal and state environmental and health agencies, the federal Occupational Safety and Health Administration, and laws pertaining to the hiring, treatment, safety, and discharge of employees. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings, or competitive position.

Number of Employees
We had 48 employees as of March 31, 2007 compared to 50 as of March 31, 2006. The decrease in employees was primarily due to a shift in revenue mix toward product sales and increased manufacturing productivity. These changes allowed us to increase our revenue per employee. Our employment can fluctuate due to a variety of factors. None of our employees is represented by a labor union or is subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographical Areas
      Foreign sales accounted for approximately 40% of our revenue in fiscal 2007, 32% in fiscal 2006, and 24% in fiscal 2005. The increases in the proportion of international sales is due in part to a shift in our revenue mix toward product sales, which tend to be worldwide, from contract research and development, which is primarily from the U.S. More information about geographical areas is contained in “Note 7 - Segment Information” of the Financial Statements included elsewhere in this Report.

Environmental Matters
      We are subject to environmental laws and regulations, particularly with respect to industrial waste. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Available Information
      All reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements on Form 14A, as well as any amendments to those reports, are accessible at no cost through the “Investors” section of our Website (www.nve.com). These filings are also accessible through the SEC’s Website (www.sec.gov).

ITEM 1A. RISK FACTORS.
      We caution readers that the following important factors, among others, could affect our financial condition, operating results, business prospects or any other aspect of NVE, and could cause our actual results to differ materially from that projected or estimated by us in the forward-looking statements made by us or on our behalf. Although we have attempted to list below the important factors that do or may affect our financial condition, operating results, business prospects, or any other aspect of NVE, other factors may in the future prove to be more important. New factors emerge from time to time and it is not possible for us to predict all of such factors. Similarly, we cannot necessarily assess or quantify the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.

Risks Related to Our Business
We may lose revenue if any of our large customers cancel, postpone, or reduce their purchases.
      We rely on several large customers for a large percentage of our revenue. These large customers include Avago Technologies; St. Jude Medical, Inc.; Starkey Laboratories, Inc.; the U.S. Government; and certain distributors. Orders from these large customers can be cancelled, postponed, or reduced without cause, and the loss of any of these customers could have a significant impact on our revenue and our profitability.

We may lose revenue if we are unable to renew agreements with large customers.
      The agreement between Agilent Technologies, Inc. and us, as amended, expires June 26, 2007 and our Supplier Partnering Agreement with St. Jude Medical expires December 31, 2007. Avago Technologies purchases components from us under the Agilent agreement. We cannot predict if either the Agilent or St. Jude agreements will be renewed, or if renewed, under what terms. The inability to agree on mutually acceptable terms or the loss of either of these large customers could have a significant adverse impact on our revenue and our profitability.

We rely on government contracts for a significant percentage of our revenue and we will lose revenue if government funding is reduced or eliminated.
      U.S. Government contracts accounted for the majority of our fiscal 2005 revenue. While U.S. Government contract revenue decreased as a percentage of our revenues in fiscal 2006 and was less than 10% of our total revenue in fiscal 2007, such contracts remain important to us. A material decrease in U.S. Government funding research or disqualification as a vendor to the U.S. Government for any reason would likely hamper future research and development activity and decrease related revenue. U.S. Government funding is dependent upon adequate continued funding of the agencies and their programs. A significant portion of our U.S. Government funding is through Small Business Innovation Research (SBIR) contracts. SBIR program budgets may be changed by legislation or by agencies such as the Department of Defense. Other government spending priorities over which we have no control, such as the wars in Iraq and Afghanistan, may affect availability of U.S. Government funds in general and SBIR funds in particular.

Failure to qualify as a small business under federal regulations could make us ineligible for some government-funded research grants, which could have a significant adverse impact on our revenue and our ability to make research and development progress.
      We received approximately $1.43 million in Small Business Innovation Research (SBIR) contract awards in fiscal 2007. Federal regulations place a number of criteria for a business to be eligible to compete for SBIR awards. Those criteria currently include number of employees and ownership structure. While we believe we meet the eligibility criteria, changes in our ownership beyond our control could cause us to lose our eligibility to compete for SBIR awards, which in turn could have a material adverse effect on our revenue, profits, and research and development efforts. In addition, SBIR eligibility requirements could be changed at any time.

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
      Our products use new technology and we are continually researching and developing product designs and production processes. Our production processes require control of magnetic and other parameters that are not required in conventional semiconductor processes. If we are unable to develop stable designs and production processes, we may not be able to produce products that meet our customers’ requirements, which could cause damage to our reputation and loss of revenue.

Our failure to meet stringent customer technical requirements could result in the loss of key customers and potentially reduce our sales.
      Some of our customers, including Avago Technologies, St. Jude Medical, and Starkey Laboratories, have stringent technical requirements which require our products to pass certain test and qualification criteria before they are accepted by such customers. Failure to meet those criteria could result in the loss of current sales revenue, customers and future sales.

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
      Any malfunction of our sensors could lead to the need to recall existing medical devices incorporating our sensors from the market, which may be harmful to our reputation because it is dependent on product safety and efficacy. Even if assertions that our sensors caused or contributed to device failure do not lead to product liability or contract claims, such assertions could harm our reputation and our customer relationships. Any damage to our reputation and/or the reputation of our products, or the reputation of our customers or their products could limit the market for our and our customers’ products and harm our results of operations.

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
       Our critical suppliers include suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. Any supply interruptions could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

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
      We are dependent on our packaging vendors including Circuit Electronic Industries Public Co., Ltd. (“CEI,” Ayutthaya, Thailand). Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. CEI has been operating under voluntary debt rehabilitation under Thailand law. We have identified alternate vendors in case CEI’s ability to serve our needs becomes impaired, but it could prove expensive, time-consuming, or technically challenging to convert to an alternate vendor. If one of our packaging vendors were to become insolvent we might not be able to recover work in process or finished goods in their possession. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue. Higher packaging costs with an alternate vendor could have a significant adverse impact on our profitability.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
      Foreign sales have been an increasing portion of our revenue, and we expect foreign sales to continue to represent a significant portion of our revenue in the future. Approximately 40% of our revenue for fiscal 2007, 32% for fiscal 2006, and 24% for fiscal 2005 was from foreign countries. We also rely on vendors in China, India, Taiwan, Thailand, The Philippines, and other foreign countries. Risks relating to or arising from operating in foreign markets that could impair our results of operations include economic and political instability; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of the jurisdictions where we do business.

Because we are significantly smaller than the majority of our competitors, we may lack the financial resources needed to increase our market share and future revenue.
      Our known competitors and potential competitors include Avago Technologies, Analog Devices, Inc.; Fairchild Semiconductor International; Fujitsu Limited, Grandis, Inc.; Hermetic Switch, Inc.; IBM Corporation; Infineon Technologies AG; Intel Corporation; Linear Technology Inc.; Macronix International Co., Ltd.; Maxim Integrated Products, Inc.; Meder Electronic AG; Memscap SA; Nantero, Inc.; NEC Corporation; Ovonyx, Inc.; Ramtron International Corporation; Silicon Laboratories, Inc.; Simtek Corporation; Spintec; Spintron; Texas Instruments Inc.; Thin Film Electronics ASA; Toshiba Corporation; Vishay Intertechnology; and others. We believe that our competition is increasing as the technology matures. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and our future competitiveness will depend on our ability to develop new products and reduce our product costs. Most of our competitors and potential competitors are established companies that have significantly greater financial, technical, and marketing resources than us. While we believe that our products have important competitive advantages, our competitors may succeed in developing and marketing products that perform better or are less expensive than ours, or that would render our products and technology obsolete or noncompetitive.

Our business may suffer because we have limited influence over the rate of adoption of our technology, and MRAM technology may not build into a large or significant market.
      A significant portion of our future revenue and profits is dependent on our licensees introducing MRAM products. Production difficulties, technical barriers, high production costs, poor market reception or other problems, almost all of which are outside our control, could prevent the deployment of MRAM or limit its market potential. In addition, our licensees may have other priorities that detract attention and resources from introduction of MRAM products using our technology. Furthermore, competing technologies could prevent or supplant MRAM from becoming an important memory technology.

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
      Our Patent License Option Agreement with Motorola provided for termination on December 31, 2005 or on the date Motorola ceases manufacturing MRAM Products whichever is later. We believe such a termination is likely to have occurred as a result of Motorola apparently having eliminated its ability to manufacture MRAM Products through its spinoff of Freescale. We believe we are free to negotiate a new agreement with Freescale or an assignment of the Motorola Patent License Option Agreement to Freescale, but we have said we would do so only with amendments thereto. We have notified Freescale that we believe that MRAM products it has sold come within the scope of claims of a number of our patents. There can be no assurance, however, that any agreement can be reached with Freescale, or that any such agreement with Freescale would be on more favorable terms to NVE than our agreement with Motorola, or that NVE would receive any value under the existing agreement with Motorola or any value under any such further agreement with Freescale.

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
      We have no employment agreements with any of our management other than our Chief Executive Officer and Chief Financial Officer, and have no key-person insurance covering employees. Competition for highly qualified management and technical personnel is generally intense and we may not be able to attract and retain the personnel necessary for the development and operation of our business. The loss of the services of key personnel could have a material adverse effect on our business, financial condition and results of operations. While our founder, Dr. James M. Daughton, no longer generally works full time, he makes his technical, intellectual property, and contract development expertise available to us. If that arrangement terminates we may not be able to replace his expertise.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse affect on our financial results and the market price of our common stock.
      As required by Section 404 of the Sarbanes-Oxley Act of 2002, this Report includes a management report assessing the effectiveness of our internal control over financial reporting and related attestation from our independent registered public accounting firm auditing our financial statements. We are subject to this requirement because we are filing this Report as an “accelerated filer” as defined in Rule 12b-2 of the Exchange Act. While we were able to implement the requirements relating to compliance with Section 404 for this Report, we cannot be certain that we will meet the requirements in subsequent years if we are required to do so. We have incurred significant expenses in order to comply with the requirements and could incur significant ongoing expenses. If we are not able to comply with the requirements of Section 404 in the future, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the market price of our common stock. In addition, to the extent we or our independent registered public accounting firm identify a significant deficiency in our internal control over financial reporting, the resources and costs required to remediate such deficiency could have a material adverse impact on our future results of operations.

We are presently involved in class action litigation.
      On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The amended derivative complaint generally alleges that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits. Although insurance may cover portions of legal expenses and of any judgments, if we do not prevail in these lawsuits we may be required to pay substantial amounts which could have a material adverse impact on our future results of operation and financial condition.

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
      Although our stock price increased in fiscal 2007, it decreased in each of fiscal 2005 and 2006 and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
      None.

ITEM 2. PROPERTIES.
      Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned and managed by Carlson Real Estate Company, Inc. and is leased to us under an agreement expiring December 31, 2008. We believe the building is adequately insured. We believe our facility is adequate to support our needed production capacity and we have no significant near-term facility expansion plans. We hold no investments in real estate.

ITEM 3. LEGAL PROCEEDINGS.
      On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The amended derivative complaint generally alleges that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
      No matters were submitted to our shareholders during the quarter ended March 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ Capital Market for each quarter within the two most recent fiscal years:

	Quarter Ended
	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05
High	$32.30	$46.35	$39.85	$17.75	$18.86	$17.90	$19.91	$22.23
Low	$20.75	$26.82	$14.06	$12.36	$14.57	$12.81	$13.55	$11.50

Shareholders and Dividends
      We had approximately 128 shareholders of record and 8,327 total shareholders as of April 30, 2007. We have never paid or declared any cash dividends on our Common Stock. We do not anticipate paying dividends in the foreseeable future, as we intend to retain any earnings we may generate if needed to provide for the expansion of our business and for the possible defense of our intellectual property.

Stock Price Performance Graph
      The graph and table below compare the performance of our Common Stock to the cumulative five-year performance of the NASDAQ Industrial Index and the Merrill Lynch Nanotech Index. NVE is included in both indices. The NASDAQ Industrial Index includes NASDAQ domestic and international based common type stocks. The Merrill Lynch Nanotech Index is quoted on the American Stock Exchange under the symbol NNZ. Prior to January 22, 2003, our Common Stock was quoted on the Over-the-Counter Bulletin Board. The graph and table assume $100 was invested on March 31, 2002 in each of our Common Stock, the NASDAQ Industrial Index, and the Merrill Lynch Nanotech Index, with reinvestment of dividends.

	3/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007
NVE Corporation	$100.00	$70.30	$476.80	$190.20	$160.20	$272.80
NASDAQ Industrial Index	$100.00	$72.51	$118.30	$121.40	$142.85	$152.15
Merrill Lynch Nanotech Index	$100.00	$47.87	$103.74	$81.97	$103.41	$88.57

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data presented below should be read in conjunction with the our financial statements and notes included in Item 8 of this Report with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Report. The data are derived from our financial statements:

	Balance Sheet Data as of March 31
	2007	2006	2005	2004	2003
Cash, cash equivalents, and
marketable securities	$18,289,191	$10,891,326	$7,717,264	$7,544,643	$6,475,865
Working capital and
marketable securities	$22,850,508	$15,535,200	$11,342,300	$9,394,741	$6,535,004
Total assets	$25,010,494	$17,758,919	$14,190,004	$12,419,727	$9,681,752
Capital lease obligations,
less current portion	$-	$-	$33,281	$100,711	$223,191
Total liabilities	$1,122,239	$980,808	$1,153,423	$1,686,483	$2,203,438
Total shareholders’ equity	$23,888,255	$16,778,111	$13,036,581	$10,733,244	$7,478,314

	Income Statement Data for Years Ended March 31
	2007	2006	2005	2004	2003
Revenue
Product sales	$14,425,632	$8,345,967	$5,522,250	$5,393,540	$2,503,096
Contract research
and development	2,035,198	3,824,559	6,093,320	6,617,311	6,552,730
License revenue	-	-	-	-	391,664
Total revenue	$16,460,830	$12,170,526	$11,615,570	$12,010,851	$9,447,490

Gross profit	$10,673,172	$5,951,993	$4,604,836	$4,565,945	$3,536,110
Income before taxes	$7,191,803	$2,840,779	$1,619,850	$1,874,698	$646,850
Net income	$4,780,783	$1,797,746	$1,758,254	$2,107,720	$646,850
Net income per share –
diluted	$1.00	$0.39	$0.37	$0.45	$0.15
Weighted average shares
outstanding – diluted	4,771,297	4,667,994	4,733,955	4,726,759	4,324,493

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

General
     We develop and sell devices that use “spintronics,” a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We manufacture high-performance spintronic products including sensors and couplers to revolutionize data sensing and transmission. We are also a licensor of spintronic magnetoresistive random access memory technology, commonly known as MRAM.

Application of Critical Accounting Policies and Estimates
      In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Research and Development Contract Percentage of Completion Estimation
      We recognize research and development contract revenue and gross profit as work is performed, based on actual costs incurred. We apply the percentage-of-completion method to firm-fixed-price contracts. This requires us to make estimates of the percentage of completion of firm-fixed-price contracts. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. This estimate has not affected our financial statements in fiscal years 2007, 2006, or 2005. Increases in projected costs to complete contracts could materially impact our future results, however.

Product Warranty Estimation
      We maintain a reserve for warranty claims based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty period for our products is generally one year. Although we believe the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new products, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. As of March 31, 2007 and 2006 our reserves for estimated warranty claims were not material to our financial statements.

Inventory Reserves Estimation
      We maintain reserves for potentially excess, obsolete, and slow-moving inventory. The amounts of these reserves are based upon expected product lives, competitive conditions, industry conditions, and forecasted sales demand. Our results could be materially different if demand for our products decreased because of economic or competitive conditions, length of an industry downturn, or if products become obsolete because of technical advancements by us or in the industry. Alternatively, if we are able to sell previously reserved inventory, we reverse a portion of the reserve. Changes in inventory reserves are recorded as a component of cost of sales. As of March 31, 2007 our obsolescence reserve was $240,000 compared to $145,000 at March 31, 2006. The increase was due to additional product considered slow moving.

Allowance for Doubtful Accounts Estimation
      We must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer that is not considered in the allowance. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Our allowance for doubtful accounts was $15,000 at March 31, 2007 and 2006. We expect our allowance for doubtful accounts to remain a relatively small percentage of our accounts receivable because much of our receivables are with large customers, distributors, and U.S. Government agencies, all of which we consider generally credit-worthy. Our allowance for doubtful accounts could increase in the future if larger portions of our sales come from small end-user customers.

Deferred Tax Assets Estimation
      In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. We evaluate the realizability of the deferred assets quarterly and assess the need for valuation allowances or reduction of existing allowances quarterly. In fiscal 2005 we reduced the amount of our valuation allowances based upon our history and our expectations for taxable income.

      We began recognizing tax expenses for reporting purposes in fiscal 2006 because we had exhausted our net operating losses net of stock based compensation. Under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, stock-based compensation deductions for tax return purposes do not reduce taxes reported for book purposes but are credited to “Additional paid-in capital.” As of March 31, 2007, our deferred tax assets were $1,328,106 with a related valuation allowance of nil, compared to $3,432,320 with a valuation allowance of $1,855,848 as of March 31, 2006. Deferred tax assets included $527,442 of stock-based compensation deductions as of March 31, 2007 compared to $2,866,868 as of March 31, 2006. These amounts could be subject to an Internal Revenue Code Section 382 limitation.

Results of Operations

      The table shown below summarizes the percentage of revenue and period-to-period changes for various items for the periods indicated:

				Period-to-Period Change
	Percentage of Revenue			Years Ended March 31
	Year Ended March 31			2006 to	2005 to
	2007	2006	2005	2007	2006
Revenue
Product sales	87.6%	68.6%	47.5%	72.8%	51.1%
Contract research and development	12.4%	31.4%	52.5%	(46.8)%	(37.2)%
Total revenue	100.0%	100.0%	100.0%	35.3%	4.8%
Cost of sales	35.2%	51.1%	60.4%	(6.9)%	(11.3)%
Gross profit	64.8%	48.9%	39.6%	79.3%	29.3%
Total expenses	25.1%	28.6%	28.1%	18.6%	6.7%
Income from operations	39.8%	20.3%	11.5%	164.9%	83.9%
Net interest and other income	3.9%	3.0%	2.4%	74.8%	33.9%
Income before taxes	43.7%	23.3%	13.9%	153.2%	75.4%
Income tax provision (benefit)	14.7%	8.5%	(1.2)%
Net income	29.0%	14.8%	15.1%	165.9%	2.2%

      Total revenue for fiscal 2007 increased 35% to $16,460,830 compared to $12,170,526 in fiscal 2006, and increased 5% for fiscal 2006 compared to $11,615,570 in fiscal 2005. The increases in both fiscal years were due to increases in product sales partially offset by decreases in research and development revenue.

      Product sales increased 73% to $14,425,632 in fiscal 2007 from $8,345,967 in fiscal 2006. Fiscal 2006 product sales increased 51% from $5,522,250 in fiscal 2005. The increases in both years were due to increased sales of both spintronic sensors and spintronic couplers.

      Contract research and development revenue decreased 47% for fiscal 2007 compared to fiscal 2006, and decreased 37% for fiscal 2006 compared to fiscal 2005. Both decreases were due to shifts to company-funded research from contract-funded research and decreases in U.S. Government contract awards to us.

      Gross profit margin increased to 65% of revenue for fiscal 2007 compared to 49% for fiscal 2006 and 40% for fiscal 2005. The increase in gross profit margin in fiscal 2007 from fiscal 2006 was due to a more profitable revenue mix consisting of a higher percentage of product sales, and increased product margins. The increased product margins in fiscal 2007 were due to price increases and deployment of lower-cost coupler designs. Increased gross profit margin in fiscal 2006 from fiscal 2005 was due to a more profitable revenue mix consisting of a higher percentage of product sales and higher product margins due primarily to lower-cost coupler designs.

      Research and development expense increased 26% for fiscal 2007 compared to fiscal 2006 and 24% for fiscal 2006 compared to fiscal 2005. The increases in both years were due to efforts to develop new and improved products and a shift to company-funded research from contract-funded research. Company-funded research and development programs included new spintronic sensor and spintronic coupler products.

        Selling, general, and administrative expense for fiscal 2007 increased 11% to $1,950,999 compared to $1,756,142 for fiscal 2006. The increase was primarily due to $136,370 in non-cash effects of stock-based compensation under SFAS No. 123(R), expenses related to preparation for a Sarbanes-Oxley Act Section 404 controls-based audit, and increased legal expenses. Increased legal expenses were primarily related to class-action lawsuits. Of the $136,370 effect of SFAS No. 123(R) in fiscal 2007, $126,094 was attributable to the automatic award of options to our directors on their initial election or reelection at our Annual Meeting of Shareholders in August 2006. Selling, general, and administrative expense for fiscal 2006 decreased 6% from fiscal 2005 due to a strategic shift to distributors selling our products rather than manufacturers’ representatives. This shift reduced commissions we paid and expenses associated with supporting manufacturers’ representatives.

        Interest income net of interest expense plus other income increased 75% to $646,234 for fiscal 2007 compared to $369,753 for fiscal 2006 and 34% for fiscal 2006 compared to $276,073 for fiscal 2005. Both yearly increases were due to increases in interest-bearing marketable securities, increases in interest rates, and decreases in interest expense due to the reduction and then elimination of our debt.

        Income before taxes increased 153% for fiscal 2007 compared to fiscal 2006 and 75% for fiscal 2006 compared to fiscal 2005. Both increases were primarily due to increases in product revenue and gross profit margin.

        The effective income tax rate in fiscal 2007 declined to 34% of income before taxes from 37% in fiscal 2006 due to our assessment that it was more likely than not that we would realize certain tax credits. Provisions for income tax for fiscal 2007 and 2006 were due to the exhaustion of our net operating losses during fiscal 2005, although we did not pay significant cash taxes for fiscal 2007 and 2006 because of stock-based compensation deductions. The income tax benefit for fiscal 2005 was from the reduction of our valuation allowances relating to deferred tax assets for tax return purposes.

        The 156% increase in net income in fiscal 2007 compared to fiscal 2006 was due to an increase in income before taxes. The 2% increase in fiscal 2006 compared to fiscal 2005 was due to an increase in income before taxes, partially offset by a provision for income tax in fiscal 2006 rather than an income tax benefit in fiscal 2005.

        The increase in weighted-average diluted shares for fiscal 2007 compared to fiscal 2006 was primarily due to a higher share price at March 31, 2007 compared to March 31, 2006, which increased the dilutive effect of options. The decrease in weighted-average diluted shares for fiscal 2006 compared to fiscal 2005 was due to the expiration of a warrant issued to Cypress Semiconductor Corporation for the purchase of up to 400,000 shares of our Common Stock, partially offset by an increase in shares from stock options issued and exercised.

Liquidity and Capital Resources
Our primary sources of working capital for fiscal years 2005 through 2007 were product sales and research and development contract revenue. At March 31, 2007 we had $18,289,191 in cash plus short-term and long-term marketable securities compared to $10,891,326 at March 31, 2006. The increase in cash and marketable securities was primarily due to cash generated by operations in fiscal 2007.

Capital expenditures were $321,997 in fiscal 2007, $74,110 in fiscal 2006, and $846,281 in fiscal 2005. Capital expenditures in fiscal 2007 were primarily for equipment to increase our capabilities for processing and testing very small components that we sell as our product mix moves toward such smaller products. The larger expenditure in fiscal 2005 was primarily to improve manufacturing efficiency, increase manufacturing capacity, and provide redundancy for critical production equipment.

        Commitments for capital expenditures were approximately $142,082 as of March 31, 2007. Such commitments are primarily for production equipment to allow us to make smaller products, increase manufacturing capacity, and provide redundancy for critical production equipment. We expect to meet such commitments from cash, marketable securities, or cash generated from operations.

        The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Operating Lease Obligations	$398,250	$225,807	$172,443	$-	$-
Purchase Obligations	$142,082	142,082	-	-	-
Total	$540,332	$367,889	$172,443	$-	$-

We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2008.

Outlook
In fiscal 2008 we plan to continue our existing business strategy, including developing new sensors, couplers, and MRAM technology. We expect contract research and development revenue to continue to decrease as a percentage of total revenue in fiscal 2008 as product sales increase and our emphasis continues to shift to company-funded from contract-funded research.

We may exhaust our tax credits and stock-based compensation tax deductions in fiscal 2008. We would then accrue obligations to pay cash taxes. For more information see “Note 6 - Income Taxes” of the Financial Statements included elsewhere in this Report.

        We currently expect capital expenditures to increase in fiscal 2008 compared to fiscal 2007, as we increase our product manufacturing capacity and add capabilities to make smaller products. We plan to continue to evaluate capital expenditures as needs and opportunities arise, and our actual capital expenditures could vary significantly from our current expectations.

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

Off-Balance Sheet Arrangements
        We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government and corporate obligations and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Our marketable securities as of March 31, 2007 had remaining maturities between seven and 59 months. Marketable securities had a market value of $17,891,768 at March 31, 2007, representing approximately 72% of our total assets. We have not used derivative financial instruments in our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial statements and accompanying notes are in this Report beginning on page F-1. Selected quarterly financial data for fiscal 2007 and 2006, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Revenue
Product sales	$4,192,307	$3,402,937	$3,777,060	$3,053,328
Contract research and development	372,911	459,112	621,308	581,867
Total revenue	4,565,218	3,862,049	4,398,368	3,635,195
Cost of sales	1,563,493	1,385,163	1,439,181	1,399,821
Gross profit	3,001,725	2,476,886	2,959,187	2,235,374
Expenses
Research and development	534,967	544,779	566,246	530,612
Selling, general, and administrative	529,667	479,387	535,213	406,732
Total expenses	1,064,634	1,024,166	1,101,459	937,344
Income from operations	1,937,091	1,452,720	1,857,728	1,298,030
Income before taxes	2,139,985	1,610,057	2,032,414	1,409,347
Net income	$1,553,953	$1,051,553	$1,283,471	$891,806
Net income per share – diluted	$0.33	$0.22	$0.27	$0.19

	Unaudited; Quarter Ended
	March 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005
Revenue
Product sales	$2,797,882	$1,742,163	$2,021,672	$1,784,250
Contract research and development	684,892	868,119	1,030,250	1,241,298
Total revenue	3,482,774	2,610,282	3,051,922	3,025,548
Cost of sales	1,600,990	1,308,752	1,627,673	1,681,118
Gross profit	1,881,784	1,301,530	1,424,249	1,344,430
Expenses
Research and development	487,470	342,616	517,939	376,800
Selling, general, and administrative	517,385	434,183	394,980	409,594
Total expenses	1,004,855	776,799	912,919	786,394
Income from operations	876,929	524,731	511,330	558,036
Income before taxes	978,493	614,664	592,505	655,117
Net income	$619,744	$401,385	$363,968	$412,649
Net income per share – diluted	$0.13	$0.09	$0.08	$0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A. Controls and Procedures.

Disclosure Controls and Procedures
        Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting
        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

        Based on our assessment using the criteria set forth by COSO in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2007. The attestation report concerning management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007, issued by Ernst & Young, LLP, Independent Registered Public Accounting Firm, appears in this Report.

Changes in Internal Control Over Financial Reporting
        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Shareholder Proposals for Nominations to Our Board
        The discussion under the section titled “Corporate Governance - Shareholder Nominees” to be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated by reference in this section.

Directors and Executive Officers
Each director is elected annually and serves for a term of approximately one year or until his or her successor is duly elected and qualified. The section titled “Proposal 1. Election of Directors” to be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders sets forth certain information regarding our directors required by Item 10, and the section titled “Executive Compensation - Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10. Both sections are incorporated by reference in this section.

Audit Committee Financial Experts
        Our Board of Directors has determined that Terrence W. Glarner, James D. Hartman, and Patricia M. Hollister qualify as “audit committee financial experts” as that term is defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Furthermore, Ms. Hollister, Mssrs. Glarner and Hartman, and Robert H. Irish are “independent” as that term is defined under the corporate governance rules of the NASDAQ Stock Market.

Audit Committee
        The discussion under the section titled “Corporate Governance - Audit Committee” to be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated by reference in this section.

Code of Ethics
        We have adopted a Policy on Ethics and Business Conduct that applies to all officers, directors and employees of the Company. The Policy is available from the “Investors” section of our Website (www.nve.com). We intend to disclose future amendments to the Policy, or waivers of such provisions granted to executive officers and directors, on our Web site within four business days following the date of such amendment or waiver.

        The discussion under the section titled “Corporate Governance - Code of Ethics” to be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated by reference in this section.

Section 16(a) Beneficial Ownership Reporting Compliance
        The discussion under the section titled “Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION.
The information appearing under the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance - Board Committees - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Directors Compensation” to be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders is incorporated by reference in this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information to be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders in the section titled “Security Ownership” is incorporated by reference in this section.

        The following table summarizes Common Stock that may be issued as of March 31, 2007 on the exercise of options under our 2000 Stock Option Plan, as amended. Information regarding the material features of the Plan is contained in Note 5 to the Financial Statements included elsewhere in this Report.

	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equtiy Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans
approved by security holders	311,700	$15.18	186,230

Equity compensation plans not
approved by security holders	-	-	-

Total at March 31, 2007	311,700	$15.18	186,230

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
        The information to be included in our Proxy Statement for our 2007 Annual Meeting in the sections titled “Security Ownership - Transactions With Related Persons, Promoters, and Certain Control Persons” and Corporate Governance - Board Composition, Independence, and Meeting Attendance” is incorporated by reference in this section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
        The information to be included in our Proxy Statement for our 2007 Annual Meeting of Shareholders in the sections titled “Audit Committee Disclosure - Fees Billed to Us by Ernst & Young During Fiscal 2007 and 2006” and “Audit Committee Disclosure - Audit Committee Pre-Approval Policy” is incorporated by reference in this section.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules
        The financial statements are provided pursuant to Item 8 of this Report. Financial statement schedules have been omitted since they are either not required or not applicable, or the required information is shown in the financial statements

(b) Exhibits
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

10.4	Notification from Glenborough Properties, L.P. relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).

10.5	Notification from Carlson Real Estate Company, Inc. relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).

10.6*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2001).

10.7*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).

10.8+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2001).

10.9
Amendment dated October 18, 2002 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).

10.10	Notification from Agilent Technologies of planned sale of Agilent’s Semiconductor Product Group (incorporated by reference to our Current Report on Form 8-K filed October 19, 2005).

10.11	Report of completion of the divestiture of Agilent’s Semiconductor Products business (incorporated by reference to our Current Report on Form 8-K/A filed December 6, 2005).

10.12*
Amendment No. 1 dated March 28, 2005 to Stock Option Agreement dated May 7, 2004 between the Company and Daniel A. Baker (incorporated by reference to our Current Report on Form 8-K filed March 30, 2005).

10.13
Amendment No. 1 dated March 28, 2005 to Stock Option Agreement dated August 17, 2004 between the Company and Patricia M. Hollister (incorporated by reference to our Current Report on Form 8-K filed March 30, 2005).

10.14
Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to our Current Report on Form 8-K filed September 27, 2005).

10.15+
Supplier Partnering Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to our Current Report on Form 8-K filed January 4, 2006).

10.16*	Verbal agreement with Curt A. Reynders (incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed January 18, 2006).

23	Consent of Ernst & Young LLP.

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
*	Indicates a management contract or compensatory plan or arrangement.

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

Date May 25, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 25, 2007
/s/ Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 25, 2007
/s/ Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 25, 2007
/s/ James D. Hartman James D. Hartman	Director	May 25, 2007
/s/ Patricia M. Hollister Patricia M. Hollister	Director	May 25, 2007
/s/ Robert H. Irish Robert H. Irish	Director	May 25, 2007

NVE CORPORATION
INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDANT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation as of March 31, 2007 and 2006, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, Summary of Significant Accounting Policies, to the financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NVE Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
April 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of NVE Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A, that NVE Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NVE Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NVE Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NVE Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NVE Corporation as of March 31, 2007 and 2006, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 and our report dated April 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
April 28, 2007

NVE CORPORATION
BALANCE SHEETS
MARCH 31, 2007 and 2006

	March 31
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$397,423	$1,288,362
Marketable securities	982,415	1,248,103
Accounts receivable, net of allowance for
uncollectible accounts of $15,000	2,005,005	1,667,029
Inventories	2,016,858	2,149,769
Deferred tax assets	1,328,106	1,576,472
Prepaid expenses and other assets	333,587	231,412
Total current assets	7,063,394	8,161,147
Fixed assets
Machinery and equipment	4,458,948	4,149,080
Leasehold improvements	413,482	413,482
	4,872,430	4,562,562
Less accumulated depreciation	3,834,683	3,319,651
Net fixed assets	1,037,747	1,242,911
Marketable securities, long term	16,909,353	8,354,861
Total assets	$25,010,494	$17,758,919

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$502,595	$399,762
Accrued payroll and other	590,287	470,392
Deferred revenue	29,357	77,373
Capital lease obligations	-	33,281
Total current liabilities	1,122,239	980,808

Shareholders’ equity
Common stock	46,274	46,150
Additional paid-in capital	18,289,248	16,042,637
Accumulated other comprehensive loss	(84,282)	(166,908)
Retained earnings	5,637,015	856,232
Total shareholders’ equity	23,888,255	16,778,111
Total liabilities and shareholders’ equity	$25,010,494	$17,758,919

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2007, 2006, and 2005

	Year Ended March 31
	2007	2006	2005
Revenue
Product sales	$14,425,632	$8,345,967	$5,522,250
Contract research and development	2,035,198	3,824,559	6,093,320
Total revenue	16,460,830	12,170,526	11,615,570

Cost of sales	5,787,658	6,218,533	7,010,734
Gross profit	10,673,172	5,951,993	4,604,836

Expenses
Research and development	2,176,604	1,724,825	1,393,503
Selling, general, and administrative	1,950,999	1,756,142	1,867,556
Total expenses	4,127,603	3,480,967	3,261,059

Income from operations	6,545,569	2,471,026	1,343,777

Interest income	621,577	332,784	235,341
Interest expense	(589)	(6,051)	(13,256)
Other income	25,246	43,020	53,988
Income before taxes	7,191,803	2,840,779	1,619,850

Provision (benefit) for income taxes	2,411,020	1,043,033	(138,404)

Net income	$4,780,783	$1,797,746	$1,758,254

Net income per share – basic	$1.03	$0.39	$0.39

Net income per share – diluted	$1.00	$0.39	$0.37

Weighted average shares outstanding
Basic	4,620,371	4,580,684	4,512,247
Diluted	4,771,297	4,667,994	4,733,955

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2007, 2006, and 2005

				Accumulated Other
			Additional	Comprehen-	Retained
	Common Stock		Paid-In	sive Income	Earnings
	Shares	Amount	Capital	(Loss)	(Deficit)	Total
Balance at March 31, 2004	4,488,895	$44,889	$13,297,753	$90,370	$(2,699,768)	$10,733,244
Exercise of stock
options and warrants	73,880	739	221,869	-	-	222,608
Shares issued pursuant
to employee stock
purchase plan	7,009	70	165,833	-	-	165,903
Comprehensive income:
Unrealized loss on
investment securities	-	-	-	(222,598)		(222,598)
Net income	-	-	-	-	1,758,254	1,758,254
Total comprehensive
income						1,535,656
Deferred tax asset
from stock-based
compensation			379,170			379,170
Balance at March 31, 2005	4,569,784	45,698	14,064,625	(132,228)	(941,514)	13,036,581
Exercise of stock
options and warrants	38,720	387	173,547	-	-	173,934
Shares issued pursuant
to employee stock
purchase plan	6,449	65	79,967	-	-	80,032
Comprehensive income:
Unrealized loss on
investment securities	-	-	-	(34,680)		(34,680)
Net income	-	-	-	-	1,797,746	1,797,746
Total comprehensive
income						1,763,066
Deferred tax asset
from stock-based
compensation			1,724,498			1,724,498
Balance at March 31, 2006	4,614,953	46,150	16,042,637	(166,908)	856,232	16,778,111
Exercise of stock
options and warrants	12,430	124	26,355	-	-	26,479
Comprehensive income:
Unrealized gain on
investment securities	-	-	-	82,626		82,626
Net income	-	-	-	-	4,780,783	4,780,783
Total comprehensive
income						4,863,409
Stock-based compensation			136,370			136,370
Deferred tax asset
from stock-based
compensation			2,083,886			2,083,886
Balance at March 31, 2007	4,627,383	$46,274	$18,289,248	$(84,282)	$5,637,015	$23,888,255

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007, 2006, and 2005

	Year Ended March 31
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$4,780,783	$1,797,746	$1,758,254
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	530,050	569,886	573,443
Gain on sale of fixed assets	-	(24,581)	-
Stock based compensation	136,370	-	-
Excess tax benefits	(2,083,886)	-	-
Deferred income taxes	2,289,687	990,083	(126,904)
Changes in operating assets and liabilities:
Accounts receivable	(337,976)	618,443	(545,993)
Inventories	132,911	(577,010)	(422,905)
Prepaid expenses and other	(102,175)	(100,539)	165,664
Accounts payable and accrued expenses	222,728	84,797	(253,759)
Deferred revenue	(48,016)	(189,982)	(156,821)
Net cash provided by operating activities	5,520,476	3,168,843	990,979

INVESTING ACTIVITIES
Proceeds from the sale of fixed assets	-	25,500	-
Purchases of fixed assets	(321,997)	(74,110)	(846,281)
Maturities of marketable securities	1,340,019	-	-
Purchases of marketable securities	(9,506,521)	(3,258,612)	(226,320)
Net cash used in investing activities	(8,488,499)	(3,307,222)	(1,072,601)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	26,479	253,966	388,511
Excess tax benefits	2,083,886	-	-
Repayment of note payable and capital
lease obligations	(33,281)	(67,430)	(122,480)
Net cash provided by financing activities	2,077,084	186,536	266,031

(Decrease) increase in cash and cash equivalents	(890,939)	48,157	184,409
Cash and cash equivalents at beginning of year	1,288,362	1,240,205	1,055,796

Cash and cash equivalents at end of year	$397,423	$1,288,362	$1,240,205

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$589	$6,051	$13,256
Income taxes	$44,300	$52,950	$(11,500)

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS
We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
We consider all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments
        The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximates fair value because of the short maturity of these instruments. Fair values of marketable securities are based on quoted market prices.

Marketable Securities
        We classify and account for debt and equity securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities with original maturities greater than three months and remaining maturities less than one year are classified as marketable securities; securities with remaining maturities greater than one year are classified as marketable securities, long-term. Securities not due at a single maturity date, such as mortgage-backed securities, are classified by their average life.

We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.”

Concentration of Credit Risk
        We invest our excess cash in U.S. Government agency securities, high-grade corporate-backed notes and bonds , investment grade commercial paper, and other money market instruments and have established guidelines relative to diversification and maturities in an effort to maintain safety and liquidity. These guidelines are periodically reviewed to take advantage of trends in yields and interest rates. We have not experienced any significant losses on our cash, cash equivalents, or marketable securities. Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products.

Accounts Receivable and Allowance for Doubtful Accounts
        Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance. Charges and provisions to our allowance for doubtful accounts were nil for fiscal 2007, $157 for fiscal 2006, and $430 for fiscal 2005.

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

Revenue Recognition
We recognize product revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 and codified in SAB Topic 13, Revenue Recognition.

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

        Shipping charges billed to customers are included in product sales and the related shipping costs are included in Selling, general, and administrative expense. Such costs were $18,219 for fiscal 2007.

        Payments from our distributors are not contingent on resale or any other matter other than the passage of time, and delivery of products is not dependent on the number of units resold to the ultimate customer. There are no other significant acceptance criteria, pricing or payment terms that would affect revenue recognition.

        Under our agreement with Agilent Technologies, Inc. to distribute our couplers under its brand, Agilent provided a refundable prepayment of $500,000. The prepayment was fully satisfied during fiscal 2007. In accordance with SAB No. 101 and SAB Topic 13A as amended by SAB No. 104, we classified the prepayment as “Deferred revenue.” In accordance with the agreement, we recognized the prepayment as revenue at a rate equal to a percentage of the sale price to Agilent when we shipped products to Agilent or Avago, and reduced deferred revenue by a corresponding amount. Inventory costs associated with amortization of the prepayment were recognized as “Costs of sales” as revenue was recognized.

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

Research and Development Expense Recognition
        Research and development costs are expensed as they are incurred.

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

Net Income per Common Share
We calculate our net income per share pursuant to SFAS No. 128, Earnings per Share. Basic earnings per share are computed based upon the weighted-average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 46,000 and stock warrants totaling 2,000 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:

	Year Ended March 31
	2007	2006	2005
Weighted average common shares outstanding – basic	4,620,371	4,580,684	4,512,247
Effect of dilutive securities:
Stock options	146,154	81,927	130,178
Warrants	4,772	5,383	91,530
Shares used in computing net income per common share – diluted	4,771,297	4,667,994	4,733,955

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements
        In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for us as of the beginning of fiscal 2009. Early adoption is permitted beginning in our fiscal 2007. We currently do not expect the adoption of SFAS No. 159 to have a material impact our financial statements.

        In July 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to adopt the provisions of FIN 48 in fiscal 2008. We are currently evaluating the effects, if any, that FIN 48 may have on our financial statements.

NOTE 3. MARKETABLE SECURITIES
As of March 31, 2007 and 2006 our marketable securities were as follows:

	Adjusted	Gross Unrealized	Gross Unrealized	Fair Market
	Cost	Gains	Losses	Value
As of March 31, 2007
U.S. Treasury and agency securities	$9,862,712	$4,031	$(122,620)	$9,744,123
Corporate notes and bonds	8,156,755	$21,735	(30,845)	8,147,645
Total marketable securities	$18,019,467	$25,766	$(153,465)	$17,891,768

As of March 31, 2006
U.S. Treasury and agency securities	$7,907,880	$-	$(201,660)	$7,706,220
Corporate notes and bonds	1,947,975	$-	(51,231)	1,896,744
Total marketable securities	$9,855,855	$-	$(252,891)	$9,602,964

        Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The maturities of our marketable securities as of March 31, 2007 were as follows:

Estimated Fair Market Value of Investment Securities as of March 31, 2007, Maturing in:
Total	<1 Year	1-2 Years	2-3 Years	>3 Years
$ 17,891,768	$982,415	$3,533,270	$983,200	$12,392,883

In accordance with our policy, we reviewed our investment portfolio for declines that may be other than temporary, and we have determined that no write-downs were required on available-for-sale securities during fiscal 2007, 2006, or 2005.

NOTE 4. INVENTORIES
Inventories consisted of the following:

	March 31
	2007	2006
Raw materials	$862,440	$703,407
Work-in-process	811,261	740,578
Finished goods	583,157	850,784
	2,256,858	2,294,769
Less obsolescence reserve	(240,000)	(145,000)
Total inventories	$2,016,858	$2,149,769

NOTE 5. STOCK-BASED COMPENSATION
        On April 1, 2006 we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The awards include employee stock options, restricted stock units and restricted stock awards, based on estimated fair values. SFAS 123(R) supersedes APB 25, which we previously applied, for periods beginning in fiscal 2007.

        We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our Financial Statements as of and for the fiscal year ended March 1, 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2007 are not directly comparable to the prior years.

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

        On January 1, 2006 we terminated our Employee Stock Purchase Plan in anticipation of SFAS No. 123(R), which we believed would have required recognizing expenses under SFAS No. 123(R) associated with the issuance of shares.

Valuation assumptions
        We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:

	Year Ended March 31
	2007	2006	2005
Risk-free interest rate	4.9%	3.9%	4.1%
Expected volatility	81%	85%	99%
Expected life (years)	6.5	10	10
Dividend yield	0%	0%	0%

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

Expenses related to share-based payments
        The following table shows the effect of our adoption of SFAS No. 123(R) on our net income and earning per share for fiscal 2007. Expenses and costs related to share-based payments are presented in the same line or lines as cash compensation paid to the same employees. The effect of SFAS No. 123(R) is included in “Selling, general, and administrative expenses” and presented in the line titled “Stock-based compensation” on our Statements of Cash Flows:

Year Ended
March 31, 2007
Effect of SFAS No. 123(R) on net income	$(136,370)
Effect of SFAS No. 123(R) on net income per share:
Basic	$(0.03)
Diluted	$(0.03)

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

        Prior to April 1, 2006 we accounted for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share for fiscal 2006 and 2005 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based employee compensation:

	Year Ended March 31
	2006	2005
Net income:
As reported	$1,797,746	$1,758,254
Pro forma adjustment for stock options	(478,549)	(2,744,836)
Pro forma net (loss) income	$1,319,197	$(986,582)
Net income per share:
Basic – as reported	$0.39	$0.39
Basic – pro forma	$0.29	$(0.22)

Diluted – as reported	$0.39	$0.37
Diluted – pro forma	$0.28	$(0.21)

Tax effects of stock-based compensation
        Stock-based compensation increased deferred taxes for fiscal 2007 by $46,082.

General stock option information
        A summary of the status of our nonvested shares at March 31, 2007 and changes during fiscal 2007 is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2006	3,500	$6.05
Granted	12,000	$20.12
Vested	(9,250)	$17.46
Forfeited	-	$-
Nonvested at March 31, 2007	6,250	$16.18

        The following table summarizes information about options outstanding and options exercisable at March 31, 2007:

Options Outstanding				Options Exercisable
			Weighted
		Weighted	Remaining		Weighted
		Average	Contractual		Average
Ranges of	Number	Exercise	Life	Number	Exercise
Exercise Prices	Outstanding	Price	(years)	Outstanding	Price
$ 0.86 - 10.00	95,950	$6.25	3.7	94,200	$6.25
10.01 - 20.12	165,750	15.53	7.6	161,250	15.40
21.99 - 58.27	50,000	31.16	7.1	50,000	31.16
	311,700	$15.18	6.3	305,450	$15.16

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

        A summary of our incentive stock options and warrants are shown in the following table:

			Weighted Average		Weighted Average
	Option		Option Exercise		Warrant Exercise
	Shares Reserved	Options Outstanding	Price per Share	Warrants Outstanding	Price per Share
Balance at March 31, 2004	361,530	261,430	$5.99	411,889	$14.81
Granted	(121,000)	121,000	$22.30	2,000	$37.38
Exercised	-	(73,880)	$3.01	-	$-
Terminated	-	-	$-	-	$-
Balance at March 31, 2005	240,530	308,550	$13.10	413,889	$14.92
Granted	(56,500)	56,500	$15.48	-	$0.00
Exercised	-	(38,720)	$4.49	-	$0.00
Terminated	14,200	(14,200)	$15.95	(401,292)	$14.96
Balance at March 31, 2006	198,230	312,130	$14.47	12,597	$13.51
Granted	(12,000)	12,000	$20.12	-	$-
Exercised	-	(12,430)	$2.13	-	$-
Terminated	-	-	$0.00	(2,597)	$2.86
Balance at March 31, 2007	186,230	311,700	$15.18	10,000	$16.28

        Exercisable options were outstanding covering 305,450 shares at March 31, 2007; 308,630 shares at March 31, 2006; and 266,858 shares at March 31, 2005 at weighted-average exercise prices of $15.16, $14.56, and $14.08 per share. The remaining weighted-average exercisable life was 6.3, 7.1, and 6.5 years. The average fair-market value of grants was $15.18 in fiscal 2007, $15.48 in fiscal 2006, and $19.65 in fiscal 2005.

Exercisable warrants covering 10,000; 12,597; and 412,389 shares were outstanding at March 31, 2007, 2006, and 2005 at weighted-average exercise prices of $16.28, $13.51, and $14.94 per share. Remaining weighted-average exercisable life was 5.9, 5.6, and 0.2 years. The average fair-market value of warrants issued was nil in fiscal 2007 and 2006, and $37.38 in fiscal 2005.

        The total intrinsic value of options exercised during fiscal 2007 was $399,989. At March 31, 2007 the total intrinsic value of options outstanding was $3,988,157 of which $3,917,695 were exercisable. The total intrinsic value at March 31, 2007 is based on our closing stock price on the last trading day of the fiscal year for in-the-money options.

        The total fair value of grants was $179,160 in fiscal 2007. At March 31, 2007, there was $54,760 of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 28 months and will be adjusted for any future changes in estimated forfeitures.

NOTE 6. INCOME TAXES
Provision (benefit) for income tax for fiscal 2005 through 2007 consisted of the following:

	Year Ended March 31
	2007	2006	2005
Current taxes
Federal	$2,338,592	$852,969	$(13,500)
State	278,309	104,531	2,000

Deferred taxes
Federal	(188,476)	76,196	(126,904)
State	(17,405)	9,337	-
Income tax provision (benefit)	$2,411,020	$1,043,033	$(138,404)

        A reconciliation of income tax provisions provided to income tax expense at the U.S. statutory rate for fiscal 2005 through 2007 is as follows:

	Year Ended March 31
	2007	2006	2005
Tax expense at U.S. statutory rate	$2,445,214	$929,165	$550,749
State income taxes, net of Federal benefit	179,984	113,868	40,496
Other	(50,311)	-	(4,231)
Benefit of tax credits	(61,302)	-	(143,374)
Change in valuation allowance	(102,565)	-	(582,044)
Income tax provision (benefit)	$2,411,020	$1,043,033	$(138,404)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2007 and 2006 were as follows:

	March 31
	2007	2006
Deferred tax assets
Deferred revenue	$10,729	$26,307
Vacation accrual	86,498	76,047
Inventory reserve	87,711	49,300
Tax credits	481,534	275,376
Stock-based compensation deductions	573,524	2,866,868
Unrealized loss	46,669	85,983
Other	41,441	52,439
	1,328,106	3,432,320
Valuation allowance	-	(1,855,848)
Net deferred tax assets	$1,328,106	$1,576,472

        We had tax credits totaling $481,534 at March 31, 2007 and $275,376 at March 31, 2006, which could be used to offset future taxable income. Tax provisions of $2,083,886 for fiscal 2007 and $990,083 for fiscal 2006 were credited to “Additional paid-in capital.” We also had $1,443,223 at March 31, 2007, and $8,431,966 at March 31, 2006 in stock-based compensation deductions that could be used to offset future income. Realizations of stock-based compensation deductions are credited to “Additional paid-in capital.”

During fiscal 2005 we reversed $595,462 of our valuation allowance due to the utilization of net operating loss carryforwards and tax credits, and $506,074 of the remaining valuation allowance was reversed due to our assessment that it was more likely than not that we would earn sufficient operating income to realize $756,074 of the remaining deferred tax assets.

We began recognizing tax expenses for reporting purposes in fiscal 2006 because under SFAS No. 109, Accounting for Income Taxes, our stock-based compensation deductions do not reduce the provision for income taxes reported for book purposes. During fiscal 2006 we reversed $990,083 of our valuation allowance due to the utilization of net operating loss carryforwards from stock based compensation, and $820,398 of the remaining valuation allowance was reversed due to our assessment that it was more likely than not that we would earn sufficient operating income to realize $1,576,472 of the remaining deferred tax assets. We provided a valuation allowance of $1,855,848 as of March 31, 2006 because we did not believe that it was more likely than not that we would utilize the remaining deferred tax assets before they expire.

During fiscal 2007 we reversed $1,855,848 of our valuation allowance due to our assessment that it was more likely than not that we would earn sufficient operating income to realize the remaining deferred tax assets.

Although there can be no assurance that we will generate any specific level of earnings in fiscal 2008, if our operating income during fiscal 2008 were similar to our operating income during comparable periods of fiscal 2007, we would exhaust our existing tax credits and stock-based compensation deductions during fiscal 2008.

NOTE 7. SEGMENT INFORMATION
        We operate in one reportable segment. In addition to licensing MRAM technology, we receive research and development contracts and we manufacture and sell two product lines: sensors to acquire information and data couplers to transmit information.

        U.S. Government Agencies accounted for approximately 10% of our total revenue in fiscal 2007, 22% in fiscal 2006, and 45% in fiscal 2005. A second customer accounted for approximately 23% of total revenue in fiscal 2007, 18% in fiscal 2006, and 10% in fiscal 2005. A third customer accounted for approximately 11% of total revenue in fiscal 2007. Revenue by geographic region was as follows:

	Year Ended March 31
	2007	2006	2005
United States	$9,901,667	$8,254,566	$8,783,590
Europe	3,568,014	2,160,473	1,758,848
Asia	2,577,961	1,451,903	945,429
Other	413,188	303,584	127,703
Total Revenue	$16,460,830	$12,170,526	$11,615,570

NOTE 8. COMMITMENTS AND CONTINGENCIES
Leases
We lease our facility under an operating lease that expires December 31, 2008. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease equipment under operating leases that expire September 2009 and with payments due quarterly. Total rent expense for operating leases, including building and equipment, was $207,462 for fiscal 2007, $215,873 for fiscal 2006, and $220,070 for fiscal 2005. Our future commitments under operating leases total $398,250, of which $225,807 is due in fiscal 2008, $171,768 in fiscal 2009, and $675 in fiscal 2010. We had no capital lease obligations as of March 31, 2007 after retiring a capital lease for production equipment in June 2006. At March 31, 2006 the payable amount under that capital lease was $33,281, the equipment cost basis was $310,000, and the accumulated amortization was $273,833.

Other Contingencies
On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleges that the defendants violated the Securities Exchange Act by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively have been filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The amended derivative complaint generally alleges that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits. Insurance may cover portions of legal expenses and of any judgments. Based on our evaluation of the likelihood of prevailing we have not recorded a liability on our balance sheet. In addition to these lawsuits, we are subject to various litigation matters from time to time in the normal course of our business. We currently believe that the ultimate outcome of these proceedings will not have a material adverse affect on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial position, and results of operations could be materially and adversely affected.

NOTE 9. COMMON STOCK
Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

NOTE 10. LICENSE AGREEMENTS
We have entered into two separate license agreements, which provided for royalties to us based upon revenue generated by the respective parties. As of March 31, 2007 no royalties had been recognized under either agreement.

We have acquired rights to another organization’s GMR-related patents in exchange for payment of royalties by us of 1.5% of the sales of certain of our products. Total payments under this license agreement were less than $5,000 for each of fiscal years 2005 through 2007.

NOTE 11. TECHNOLOGY EXCHANGE AGREEMENT
In 2002 we executed a technology exchange agreement accompanied by an investment by Cypress Semiconductor Corporation. Cypress purchased 686,849 shares of our Common Stock for $6,228,000. Cypress also received a warrant for the purchase of up to an additional 400,000 shares of Common Stock at $15 per share, which expired in April 2005 with no shares exercised.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
401(k) Employee Savings Plan
All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Service maximum. In calendar years 2005 and 2004 we made matching contributions equal to 100% of the first 2% of elective salary deferral contributions made by eligible participants. In 2006 we began making matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $97,674 for fiscal 2007, $93,606 for fiscal 2006, and $81,704 for fiscal 2005.

Employee Stock Purchase Plan
        In 2001 our shareholders approved and we implemented an Employee Stock Purchase Plan, which allowed us to issue up to 200,000 shares of Common Stock. We issued 6,449 shares of Common Stock under the plan for fiscal 2006 and 7,009 shares for fiscal 2005. The Plan was terminated effective January 1, 2006 in anticipation of the impact of SFAS No. 123(R), which would have required us to recognize expenses associated with the issuance of shares under the plan.

EXHIBIT INDEX

Exhibit #     Description

23	Consent of Ernst & Young LLP.

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.