Form 10-Q
period 2007-06-30
NVE CORP /NEW/
filed 2007-07-18
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2007

or

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
Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [   ] Yes  [X] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 Par Value - 4,632,383 shares outstanding as of July 13, 2007

NVE CORPORATION
INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NVE CORPORATION
                                BALANCE SHEETS
                          JUNE 30 AND MARCH 31, 2007

                                                (Unaudited)
                                               June 30, 2007    March 31, 2007*
                                               --------------   --------------
ASSETS
Current assets
  Cash and cash equivalents                    $     932,140    $     397,423
  Marketable securities                            1,176,845          982,415
  Accounts receivable, net of allowance for
    uncollectible accounts of $15,000              2,295,019        2,005,005
  Inventories                                      2,072,500        2,016,858
  Deferred tax assets                                554,773        1,328,106
  Prepaid expenses and other assets                  368,555          333,587
                                               --------------   --------------
Total current assets                               7,399,832        7,063,394
Fixed assets
  Machinery and equipment                          4,660,914        4,458,948
  Leasehold improvements                             436,794          413,482
                                               --------------   --------------
                                                   5,097,708        4,872,430
  Less accumulated depreciation                    3,940,292        3,834,683
                                               --------------   --------------
Net fixed assets                                   1,157,416        1,037,747
Marketable securities, long term                  17,721,650       16,909,353
                                               --------------   --------------
Total assets                                   $  26,278,898    $  25,010,494
                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
  Accounts payable                             $     311,248    $     502,595
  Accrued payroll and other                          497,233          590,287
  Deferred revenue                                    35,099           29,357
                                               --------------   --------------
Total current liabilities                            843,580        1,122,239
Shareholders’ equity
  Common stock                                        46,324           46,274
  Additional paid-in capital                      18,338,115       18,289,248
  Accumulated other comprehensive loss              (173,471)         (84,282)
  Retained earnings                                7,224,350        5,637,015
                                               --------------   --------------
Total shareholders’ equity                        25,435,318       23,888,255
                                               --------------   --------------
Total liabilities and shareholders’ equity     $  26,278,898    $  25,010,494
                                               ==============   ==============

*The March 31, 2007 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2007.

See accompanying notes.

                            NVE CORPORATION
                          STATEMENTS OF INCOME
                  QUARTERS ENDED JUNE 30, 2007 AND 2006
                              (Unaudited)

                                               Quarter Ended June 30
                                                2007           2006
                                            ------------   ------------
Revenue
  Product sales                             $ 4,269,100    $ 3,053,328
  Contract research and development             440,183        581,867
                                            ------------   ------------
Total revenue                                 4,709,283      3,635,195
Cost of sales                                 1,442,968      1,399,821
                                            ------------   ------------
Gross profit                                  3,266,315      2,235,374
Expenses
  Research and development                      507,637        530,612
  Selling, general, and administrative          563,743        406,732
                                            ------------   ------------
Total expenses                                1,071,380        937,344
                                            ------------   ------------
Income from operations                        2,194,935      1,298,030
Interest income                                 224,521        111,906
Interest expense                                   -              (589)
                                            ------------   ------------
Income before taxes                           2,419,456      1,409,347
Provision for income taxes                      832,121        517,541
                                            ------------   ------------
Net income                                  $ 1,587,335    $   891,806
                                            ============   ============
Net income per share – basic                $      0.34    $      0.19
                                            ============   ============
Net income per share – diluted              $      0.33    $      0.19
                                            ============   ============
Weighted average shares outstanding
  Basic                                       4,630,570      4,616,588
  Diluted                                     4,809,915      4,693,075

See accompanying notes.

                                NVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED JUNE 30, 2007 AND 2006
                                  (Unaudited)

                                                       Quarter Ended June 30
                                                        2007           2006
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $ 1,587,335    $   891,806
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       111,719        126,080
    Stock-based compensation                              7,292          2,569
    Excess tax benefits                                    -          (446,187)
    Deferred income taxes                               829,841        473,241
    Changes in operating assets and liabilities:
      Accounts receivable                              (290,014)      (252,749)
      Inventories                                       (55,642)        45,774
      Prepaid expenses and other assets                 (34,968)       (25,644)
      Accounts payable and accrued expenses            (284,401)      (150,782)
      Deferred revenue                                    5,742        (72,510)
                                                    ------------   ------------
Net cash provided by operating activities             1,876,904        591,598

INVESTING ACTIVITIES
Purchases of fixed assets                              (225,278)       (57,254)
Maturities of investment securities                     354,066        500,000
Purchases of investment securities                   (1,512,600)    (1,000,000)
                                                    ------------   ------------
Net cash used in investing activities                (1,383,812)      (557,254)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   41,625          1,500
Excess tax benefits                                        -           446,187
Repayment of capital lease obligations                     -           (33,281)
                                                    ------------   ------------
Net cash provided by financing activities                41,625        414,406
                                                    ------------   ------------

Increase in cash and cash equivalents                   534,717        448,750
Cash and cash equivalents at beginning of quarter       397,423      1,288,362
                                                    ------------   ------------

Cash and cash equivalents at end of quarter         $   932,140    $ 1,737,112
                                                    ============   ============

Supplemental disclosures of cash flow information:
    Cash paid during the quarter for:
      Interest                                      $      -       $       589
      Income taxes                                  $    79,313    $    44,300

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2008.

NOTE 3. MARKETABLE SECURITIES

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

NOTE 4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                               Quarter Ended June 30
                                               2007             2006
                                           ------------     ------------
Net income                                 $ 1,587,335      $   891,806
Unrealized loss from investments               (89,189)         (32,270)
                                           ------------     ------------
Comprehensive income                       $ 1,498,146      $   859,536
                                           ============     ============

NOTE 5. INVENTORIES

     Inventories consisted of the following:

                                June 30         March 31
                                 2007             2007
                             ------------     ------------
Raw materials                $   720,486      $   862,440
Work-in-process                  979,468          811,261
Finished goods                   612,546          583,157
                             ------------     ------------
                               2,312,500        2,256,858
Less obsolescence reserve       (240,000)        (240,000)
                             ------------     ------------
                             $ 2,072,500      $ 2,016,858
                             ============     ============

NOTE 6. STOCK-BASED COMPENSATION

     Share-based compensation recognized under SFAS No. 123 (revised 2004), Share-Based Payment, were $7,292 for the first quarter of fiscal 2008 and $2,569 for the first quarter of fiscal 2007. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109, Accounting for Income Taxes, our stock-based compensation deductions do not reduce the provision for income taxes reported for book purposes but are credited to “Additional paid-in capital.” Tax provisions of nil for the quarter ended June 30, 2007 and $473,241 for the quarter ended June 30, 2006 were credited to “Additional paid-in capital.”

     In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on April 1, 2007. We recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of April 1, 2007 we had no unrecognized tax benefits that would affect our effective tax rate if recognized. At June 30, 2007 we had no unrecognized tax benefits. We do not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of April 1, 2007 we had no accrued interest related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8. CONTINGENCIES

     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleged that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. On July 3, 2007 the U.S. District Court granted our motion to dismiss these consolidated lawsuits, with prejudice, after finding that the consolidated complaint failed to adequately plead the plaintiffs’ claims. Two related actions brought by individual shareholders who seek to represent NVE derivatively were filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The amended derivative complaint generally alleges that certain officers and directors violated their fiduciary duties to the company.

     Because the plaintiffs may appeal the dismissal of the class action lawsuit and the court has yet to rule on the derivative actions, we are unable to determine the ultimate disposition of these lawsuits and have therefore not recorded a liability on our balance sheet related to these actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-looking statements

     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competition including entry of new competitors, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse legal proceedings, lower sales, failure of suppliers to meet our requirements, failure to obtain new customers, inability to carry out marketing and sales plans, inability to meet customer technical requirements, inability to consummate license agreements, ineligibility for SBIR awards, loss of key executives, and other specific risks that may be alluded to in this Report. Further information regarding our risks and uncertainties are contained in Part I Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2007 as updated in Part II Item 1A of this Report.

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

Quarter ended June 30, 2007 compared to quarter ended June 30, 2006

     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

                                      Percentage of Revenue             Period-
                                      Quarter Ended June 30            to-Period
                                     2007              2006             Change
                                   --------          --------          ---------
Revenue
  Product sales                      90.7%            84.0%             39.8%
  Research and development            9.3%            16.0%            (24.3)%
                                   --------          --------
Total revenue                       100.0%           100.0%             29.5%
Cost of sales                        30.6%            38.5%              3.1%
                                   --------          --------
Gross profit                         69.4%            61.5%             46.1%

Total expenses                       22.8%            25.8%             14.3%
                                   --------          --------
Income from operations               46.6%            35.7%             69.1%
Net interest                          4.8%             3.1%            101.7%
                                   --------          --------
Income before taxes                  51.4%            38.8%             71.7%
Provision for income taxes           17.7%            14.2%             60.8%
                                   --------          --------
Net income                           33.7%            24.6%             78.0%
                                   ========          ========

     Total revenue for the quarter ended June 30, 2007 (the first quarter of fiscal 2008) increased 30% to $4,709,283 compared to $3,635,195 for the quarter ended June 30, 2006 (the first quarter of fiscal 2007). The increase was due to a 40% increase in product sales partially offset by a decrease in research and development revenue. The product sales increase was due to increased sales of both spintronic sensors and spintronic couplers. The decrease in contract research and development revenue was due to a decrease in U.S. Government contract awards to us.

     Gross profit margin increased to 69% of revenue for the first quarter of fiscal 2008 compared to 62% for the first quarter of fiscal 2007. The increase in gross profit margin was due to a more profitable revenue mix consisting of a higher percentage of product sales, and increased margins on product sales.

     Research and development expense decreased 4% to $507,637 for the first quarter of fiscal 2008 compared to $530,612 for the first quarter of fiscal 2007. The decrease was due to the completion of certain research and development projects.

     Selling, general, and administrative expense for the first quarter of fiscal 2008 increased 39% to $563,743 compared to $406,732 for the first quarter of fiscal 2007. The increase was primarily due to increased legal expenses and increased expenses relating to our fiscal year-end audit including Sarbanes-Oxley Act Section 404 compliance costs.

     Interest income net of interest expense increased 102% to $224,521 for the first quarter of fiscal 2008 compared to $111,317 for the first quarter of fiscal 2007. The increase was due to an increase in interest-bearing marketable securities and an increase in interest rates.

      The 78% increase in net income in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was due to increases in revenue and gross profit, partially offset by increases in expenses.

Liquidity and capital resources

     At June 30, 2007 we had $19,830,635 in cash plus short-term and long-term marketable securities compared to $18,289,191 at March 31, 2007. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities was primarily due to cash generated from operations, partially offset by purchases of fixed assets in the first quarter of fiscal 2008 and an increase in unrealized loss from investments corresponding to an increase in interest rates.

     Capital expenditures were $225,278 in the first quarter of fiscal 2008 compared to $57,254 in the first quarter of fiscal 2007. Capital expenditures in the first quarter of fiscal 2008 were primarily for equipment to increase our production capacity.

     We did not pay cash taxes, other than Alternative Minimum Taxes, for the first quarters of fiscal 2008 or fiscal 2007 because of stock-based compensation deductions. We currently expect to begin paying regular income taxes in the second quarter of fiscal 2008 as we expect our stock-based compensation deductions and tax credits to be fully utilized during the second quarter of fiscal 2008. This will substantially increase our cash taxes beginning in the second quarter of fiscal 2008. Payment of cash taxes will not necessarily affect our reported net income compared to prior-year periods because we provided provisions for income taxes in prior years.

     We believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government and corporate obligations and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Marketable securities as of June 30, 2007 had remaining maturities between 15 weeks and 56 months. Our marketable securities had a fair market value of $18,898,495 at June 30, 2007, representing approximately 72% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.

      Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including or Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of as of the end of the period covered by this report, our disclosure controls and procedures were effective.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

     Information regarding legal proceedings is contained in the risk factor “We are presently involved in class action litigation” under Item 1A.

Item 1A. Risk Factors.

     Other than with respect to the risk factors updated below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The risk factors below were disclosed on the Form 10-K. They are being updated in light of the following changes during the quarter covered by this Report: dismissal of class action suits; and the expiration of our agreement with Agilent Technologies, Inc.

We are presently involved in class action litigation.

     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleged that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. On July 3, 2007 the U.S. District Court granted our motion to dismiss these consolidated lawsuits, with prejudice, after finding that the consolidated complaint failed to adequately plead the plaintiffs’ claims. Two related actions brought by individual shareholders who seek to represent NVE derivatively were filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The amended derivative complaint generally alleges that certain officers and directors violated their fiduciary duties to the company. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We expect to continue to incur legal expenses related to these lawsuits because the plaintiffs may appeal the dismissal of the class action lawsuit and the court has yet to rule on the derivative actions. If we do not prevail in these lawsuits, we may be required to pay substantial amounts which could have a material adverse impact on our future results of operation and financial condition.

We may lose revenue if we are unable to renew agreements with large customers.

     An agreement between Agilent Technologies, Inc. and us, as amended, expired June 26, 2007 and our Supplier Partnering Agreement with St. Jude Medical expires December 31, 2007. Avago Technologies purchased components from us under the Agilent agreement. Although Avago continued to order our products after the agreement expired and we currently expect our relationship to continue, there can be no assurance that Avago will continue to distribute our products. Additionally, we cannot predict if the St. Jude agreement will be renewed, or if renewed, under what terms. The inability to agree on mutually acceptable terms or the loss of either of these large customers could have a significant adverse impact on our revenue and our profitability.

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

NVE CORPORATION
(Registrant)

July 18, 2007	/s/ DANIEL A. BAKER
Date	(Signature)
Daniel A. Baker
President and Chief Executive Officer

July 18, 2007	/s/ CURT A. REYNDERS
Date	(Signature)
Curt A. Reynders
Chief Financial Officer