Form 10-Q
period 2007-09-30
NVE CORP /NEW/
filed 2007-10-17
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2007

or

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
Common Stock, $0.01 Par Value - 4,635,183 shares outstanding as of October 12, 2007

NVE CORPORATION
INDEX TO FORM 10-Q

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NVE CORPORATION
                                BALANCE SHEETS
                        SEPTEMBER 30 AND MARCH 31, 2007

                                                (Unaudited)
                                               Sept. 30, 2007   March 31, 2007*
                                               --------------   --------------
ASSETS
Current assets
  Cash and cash equivalents                    $   1,159,314    $     397,423
  Marketable securities, short term                1,482,194          982,415
  Accounts receivable, net of allowance for
    uncollectible accounts of $15,000              2,330,794        2,005,005
  Inventories                                      2,145,163        2,016,858
  Deferred tax assets                                434,791        1,328,106
  Prepaid expenses and other assets                1,035,310          333,587
                                               --------------   --------------
Total current assets                               8,587,566        7,063,394
Fixed assets
  Machinery and equipment                          4,937,848        4,458,948
  Leasehold improvements                             436,794          413,482
                                               --------------   --------------
                                                   5,374,642        4,872,430
  Less accumulated depreciation                    4,047,854        3,834,683
                                               --------------   --------------
Net fixed assets                                   1,326,788        1,037,747
Marketable securities, long term                  18,389,978       16,909,353
                                               --------------   --------------
Total assets                                   $  28,304,332    $  25,010,494
                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
  Accounts payable                             $     406,795    $     502,595
  Accrued payroll and other                          422,966          590,287
  Deferred revenue                                   110,448           29,357
                                               --------------   --------------
Total current liabilities                            940,209        1,122,239
Shareholders’ equity
  Common stock                                        46,352           46,274
  Additional paid-in capital                      18,491,604       18,289,248
  Accumulated other comprehensive loss               (42,957)         (84,282)
  Retained earnings                                8,869,124        5,637,015
                                               --------------   --------------
Total shareholders’ equity                        27,364,123       23,888,255
                                               --------------   --------------
Total liabilities and shareholders’ equity     $  28,304,332    $  25,010,494
                                               ==============   ==============

*The March 31, 2007 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2007.

See accompanying notes.

                            NVE CORPORATION
                          STATEMENTS OF INCOME
               QUARTERS ENDED SEPTEMBER 30, 2007 AND 2006
                              (Unaudited)

                                            Quarter Ended September 30
                                                2007           2006
                                            ------------   ------------
Revenue
  Product sales                             $ 4,311,862    $ 3,777,060
  Contract research and development             692,758        621,308
                                            ------------   ------------
Total revenue                                 5,004,620      4,398,368
Cost of sales                                 1,850,960      1,439,181
                                            ------------   ------------
Gross profit                                  3,153,660      2,959,187
Expenses
  Research and development                      314,037        566,246
  Selling, general, and administrative          575,422        535,213
                                            ------------   ------------
Total expenses                                  889,459      1,101,459
                                            ------------   ------------
Income from operations                        2,264,201      1,857,728
Interest income                                 246,857        149,440
Other income                                       -            25,246
                                            ------------   ------------
Income before taxes                           2,511,058      2,032,414
Provision for income taxes                      866,284        748,943
                                            ------------   ------------
Net income                                  $ 1,644,774    $ 1,283,471
                                            ============   ============
Net income per share – basic                $      0.35    $      0.28
                                            ============   ============
Net income per share – diluted              $      0.34    $      0.27
                                            ============   ============
Weighted average shares outstanding
  Basic                                       4,634,442      4,616,819
  Diluted                                     4,794,855      4,791,160

See accompanying notes.

                            NVE CORPORATION
                          STATEMENTS OF INCOME
              SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                              (Unaudited)

                                             Six Months Ended Sept. 30
                                                2007           2006
                                            ------------   ------------
Revenue
  Product sales                             $ 8,580,962    $ 6,830,388
  Contract research and development           1,132,941      1,203,175
                                            ------------   ------------
Total revenue                                 9,713,903      8,033,563
Cost of sales                                 3,293,928      2,839,002
                                            ------------   ------------
Gross profit                                  6,419,975      5,194,561
Expenses
  Research and development                      821,674      1,096,858
  Selling, general, and administrative        1,139,165        941,945
                                            ------------   ------------
Total expenses                                1,960,839      2,038,803
                                            ------------   ------------
Income from operations                        4,459,136      3,155,758
Interest income                                 471,378        261,346
Interest expense                                   -              (589)
Other income                                       -            25,246
                                            ------------   ------------
Income before taxes                           4,930,514      3,441,761
Provision for income taxes                    1,698,405      1,266,484
                                            ------------   ------------
Net income                                  $ 3,232,109    $ 2,175,277
                                            ============   ============
Net income per share – basic                $      0.70    $      0.47
                                            ============   ============
Net income per share – diluted              $      0.67    $      0.45
                                            ============   ============
Weighted average shares outstanding
  Basic                                       4,632,506      4,616,704
  Diluted                                     4,792,882      4,791,046

See accompanying notes.

                                NVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                  (Unaudited)

                                                     Six Months Ended Sept. 30
                                                        2007           2006
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $ 3,232,109    $ 2,175,277
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       240,921        259,395
    Gain on sale of fixed assets                           -           (25,500)
    Stock-based compensation                            158,410        120,036
    Excess tax benefits                                    -        (1,102,564)
    Deferred income taxes                               874,643      1,222,184
    Changes in operating assets and liabilities:
      Accounts receivable                              (325,789)      (474,385)
      Inventories                                      (128,305)       (98,362)
      Prepaid expenses and other assets                (701,723)        (6,931)
      Accounts payable and accrued expenses            (263,121)      (178,648)
      Deferred revenue                                   81,091        (38,266)
                                                    ------------   ------------
Net cash provided by operating activities             3,168,236      1,877,736

INVESTING ACTIVITIES
Purchases of fixed assets                              (515,157)      (229,976)
Maturities of investment securities                     422,947      1,019,681
Purchases of investment securities                   (2,358,159)    (4,663,558)
                                                    ------------   ------------
Net cash used in investing activities                (2,450,369)    (3,873,853)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   44,024          1,740
Excess tax benefits                                        -         1,102,564
Repayment of capital lease obligations                     -           (32,992)
                                                    ------------   ------------
Net cash provided by financing activities                44,024      1,071,023
                                                    ------------   ------------

Increase (decrease) in cash and cash equivalents        761,891       (925,094)
Cash and cash equivalents at beginning of period        397,423      1,288,362
                                                    ------------   ------------

Cash and cash equivalents at end of period          $ 1,159,314    $ 1,696,519
                                                    ============   ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                      $      -       $       589
      Income taxes                                  $ 1,484,313    $    44,300

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the quarter ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2008.

NOTE 3. MARKETABLE SECURITIES

     We classify and account for debt and equity securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities with original maturities greater than three months and remaining maturities less than one year are classified as marketable securities, short-term; securities with remaining maturities greater than one year are classified as marketable securities, long-term. Securities not due at a single maturity date, such as mortgage-backed securities, are classified by their average life.

     We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.”

NOTE 4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                           Quarter Ended September 30
                                              2007             2006
                                          ------------     ------------
Net income                                $ 1,644,774      $ 1,283,471
Unrealized gain from investments              130,513           82,649
                                          ------------     ------------
Comprehensive income                      $ 1,775,287      $ 1,366,120
                                          ============     ============

                                          Six Months Ended September 30
                                              2007             2006
                                          ------------     ------------
Net income                                $ 3,232,109      $ 2,175,277
Unrealized gain from investments               41,324           50,379
                                          ------------     ------------
Comprehensive income                      $ 3,273,433      $ 2,225,656
                                          ============     ============

NOTE 5. INVENTORIES

     Inventories consisted of the following:

                             September 30       March 31
                                 2007             2007
                             ------------     ------------
Raw materials                $   757,918      $   862,440
Work-in-process                1,075,254          811,261
Finished goods                   561,991          583,157
                             ------------     ------------
                               2,395,163        2,256,858
Less obsolescence reserve       (250,000)        (240,000)
                             ------------     ------------
                             $ 2,145,163      $ 2,016,858
                             ============     ============

NOTE 6. STOCK-BASED COMPENSATION

     Share-based compensation recognized under SFAS No. 123 (revised 2004), Share-Based Payment, was $151,118 for the second quarter of fiscal 2008; $117,467 for the second quarter of fiscal 2007; $158,410 for the first six months of fiscal 2008; and $120,036 for the first six months of fiscal 2007. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 7. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Under SFAS No. 109, Accounting for Income Taxes, our stock-based compensation deductions do not reduce the provision for income taxes reported for book purposes but are credited to “Additional paid-in capital.” Tax provisions of nil for the six months ended September 30, 2007 and $1,261,249 for the six months ended September 30, 2006 were credited to “Additional paid-in capital.”

     In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on April 1, 2007. We recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of April 1, 2007 we had no unrecognized tax benefits that would affect our effective tax rate if recognized. At September 30, 2007 we had no unrecognized tax benefits. We do not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of April 1, 2007 we had no accrued interest related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Because there is a possibility of a successful appeal by the plaintiffs and the court has yet to rule on the derivative actions, we are unable to determine the ultimate disposition of these lawsuits and have therefore not recorded a liability on our balance sheet related to these actions. We have incurred and expect to continue to incur legal expenses related to these lawsuits.

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

Quarter ended September 30, 2007 compared to quarter ended September 30, 2006

     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

                                      Percentage of Revenue              Quarter-
                                      Quarter Ended Sept. 30            to-Quarter
                                      2007              2006             Change
                                    --------          --------          ---------
Revenue
  Product sales                       86.2%            85.9%             14.2%
  Contract research and development   13.8%            14.1%             11.5%
                                    --------          --------
Total revenue                        100.0%           100.0%             13.8%
Cost of sales                         37.0%            32.7%             28.6%
                                    --------          --------
Gross profit                          63.0%            67.3%              6.6%
Total expenses                        17.8%            25.1%            (19.2)%
                                    --------          --------
Income from operations                45.2%            42.2%             21.9%
Net interest and other income          5.0%             4.0%             41.3%
                                    --------          --------
Income before taxes                   50.2%            46.2%             23.6%
Provision for income taxes            17.3%            17.0%             15.7%
                                    --------          --------
Net income                            32.9%            29.2%             28.2%
                                    ========          ========

     Total revenue for the quarter ended September 30, 2007 (the second quarter of fiscal 2008) increased 14% to $5,004,620 compared to $4,398,368 for the quarter ended September 30, 2006 (the second quarter of fiscal 2007). The increase was due to a 14% increase in product sales and a 12% increase in research and development revenue.

     Gross profit margin decreased to 63% of revenue for the second quarter of fiscal 2008 compared to 67% for the second quarter of fiscal 2007. The decrease was primarily due to a less profitable product mix.

     Research and development expense decreased 45% to $314,037 for the second quarter of fiscal 2008 compared to $566,246 for the second quarter of fiscal 2007. The decrease was due to the completion of certain research and development projects.

     Selling, general, and administrative expense for the second quarter of fiscal 2008 increased 8% to $575,422 compared to $535,213 for the second quarter of fiscal 2007. The increase in selling, general, and administrative expense for the second quarter of fiscal 2008 was primarily due to a $33,651 increase in the effect of SFAS No. 123(R) compared to the second quarter of fiscal 2007. Expense under SFAS No. 123(R) for the second quarter of fiscal 2008 was entirely due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. The increase in the effect of SFAS No. 123(R) compared to the prior-year quarter was primarily due to a higher stock price at the date of grant compared to the prior-year date of grant.

     Interest income increased 65% to $246,857 for the second quarter of fiscal 2008 compared to $149,440 for the second quarter of fiscal 2007. The increase was primarily due to an increase in interest-bearing marketable securities.

     The 28% increase in net income in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was due to increases in revenue, gross profit, and interest income, and a decrease in total expenses.

Six months ended September 30, 2007 compared to six months ended September 30, 2006

     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

                                      Percentage of Revenue              Period-
                                    Six Months Ended Sept. 30           to-Period
                                      2007              2006             Change
                                    --------          --------          ---------
Revenue
  Product sales                       88.3%            85.0%             25.6%
  Contract research and development   11.7%            15.0%             (5.8)%
                                    --------          --------
Total revenue                        100.0%           100.0%             20.9%
Cost of sales                         33.9%            35.3%             16.0%
                                    --------          --------
Gross profit                          66.1%            64.7%             23.6%

Total expenses                        20.2%            25.4%             (3.8)%
                                    --------          --------
Income from operations                45.9%            39.3%             41.3%
Net interest and other income          4.9%             3.5%             64.8%
                                    --------          --------
Income before taxes                   50.8%            42.8%             43.3%
Provision for income taxes            17.5%            15.8%             34.1%
                                    --------          --------
Net income                            33.3%            27.0%             48.6%
                                    ========          ========

     Total revenue for the six months ended September 30, 2007 increased 21% to $9,713,903 compared to $8,033,563 for the six months ended September 30, 2006. The increase was due to a 26% increase in product sales partially offset by a 6% decrease in research and development revenue.

     Gross profit margin increased to 66% of revenue for the first six months of fiscal 2008 compared to 65% for the first six months of fiscal 2007. The increase was primarily due to a more favorable revenue mix consisting of a higher percentage of product sales.

     Research and development expense decreased 25% to $821,674 for the first six months of fiscal 2008 compared to $1,096,858 for the first six months of fiscal 2007. The decrease was due to the completion of certain research and development projects.

     Selling, general, and administrative expense for the first six months of fiscal 2008 increased 21% to $1,139,165 compared to $941,945 for the first six months of fiscal 2007. The increase was primarily due to increased expenses relating to our fiscal year-end audit including Sarbanes-Oxley Act Section 404 compliance costs, and a $38,374 increase in the effect of SFAS No. 123(R).

     Interest income increased 80% to $471,378 for the first six months of fiscal 2008 compared to $261,346 for the first six months of fiscal 2007. The increase was primarily due to an increase in interest-bearing marketable securities.

     The 49% increase in net income in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 was due to increases in revenue, gross profit, and interest income.

Liquidity and capital resources

     At September 30, 2007 we had $21,031,486 in cash plus short-term and long-term marketable securities compared to $18,289,191 at March 31, 2007. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first six months of fiscal 2008 was primarily due to cash generated from operations partially offset by $515,157 in purchases of fixed assets, and payments of $1,484,313 for income taxes.

     Purchases of fixed assets were $515,157 for the first six months of fiscal 2008 compared to $229,976 for the first six months of fiscal 2007. The purchases were primarily for capital equipment to increase our production capacity. Purchases of fixed assets were financed with cash provided by operating activities.

     Cash paid for income taxes increased $1,440,013 in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 as we began paying regular income taxes in the second quarter of fiscal 2008 because our stock-based compensation deductions and tax credits were fully utilized. We did not pay cash taxes, other than Alternative Minimum Taxes, for the first six months of fiscal 2007 because of stock-based compensation deductions. Payment of cash taxes does not affect our reported net income compared to prior-year periods because we provided provisions for income taxes in prior years.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government and corporate obligations and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Marketable securities as of September 30, 2007 had remaining maturities between two weeks and 57 months. Our marketable securities had a fair market value of $19,872,172 at September 30, 2007, representing approximately 70% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

     Other than with respect to the risk factor updated below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. The risk factor below was disclosed on the Form 10-K, and is being updated in light of amendments to agreements with Agilent Technologies, Inc. and St. Jude Medical Inc.

We may lose revenue if we are unable to renew agreements with large customers.

     A Supplier Partnering Agreement with St. Jude Medical, as amended, expires December 31, 2009 and an agreement between Agilent Technologies, Inc. and us and subsequently assigned to Avago Technologies, Inc., as amended, expires June 27, 2010. Although both agreements were amended and extended in September 2007, we cannot predict if either agreement will be renewed again, or if renewed, under what terms. Furthermore, neither agreement obligates the customer to purchase from us, and the loss of either Avago (which purchases components under the Agilent agreement) or St. Jude as customers could have a significant adverse impact on our revenue and our profitability.

Item 4. Submission of Matters to a Vote of Security Holders.

     Our Annual Meeting of Shareholders was held on September 6, 2007. Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act. All of our directors attended the meeting. The Annual Meeting was held for the following purposes: (1) to elect five directors to serve until the next Annual Meeting of Shareholders; and (2) to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008. There were 4,632,383 shares of common stock entitled to vote at the meeting with a majority represented at the meeting. The Board of Directors recommended a vote for election of the director nominees as listed in our proxy statement and for ratification of the selection of our independent registered public accounting firm. There was no solicitation in opposition.

     Each director nominee was reelected to serve as a director until our next Annual Meeting of Shareholders. Each director nominee, Terrence W. Glarner, Daniel A. Baker, James D. Hartman, Patricia M. Hollister, and Robert H. Irish, received more than 97% of the shares voted in their favor. The selection of of our independent registered public accounting firm was ratified with more than 97% of the shares voted in favor.

Item 6. Exhibits.

Exhibit #	Description
10.1+
Amendment Number 1 to Supplier Partnering Agreement dated September 6, 2007 between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to our Current Report on Form 8-K/A filed September 10, 2007).

10.2+
Amendment Number 2 to OEM Purchase Agreement dated September 10, 2007 to Agreement between Agilent Technologies, Inc. (and subsequently assigned to Avago Technologies, Inc.) and the company (incorporated by reference to our Exhibit 10.5 filed with our Current Report on Form 8-K/A filed September 11, 2007).

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Confidential portions of this exhibit have been deleted and filed separately with the SEC under a request for confidential treatment pursuant to Rule 24b-2 or Rule 406.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

October 17, 2007	/s/ DANIEL A. BAKER
Date	(Signature)
Daniel A. Baker
President and Chief Executive Officer

October 17, 2007	/s/ CURT A. REYNDERS
Date	(Signature)
Curt A. Reynders
Chief Financial Officer