Form 10-Q
period 2007-12-31
NVE CORP /NEW/
filed 2008-01-23
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2007

or

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
Common Stock, $0.01 Par Value - 4,638,683 shares outstanding as of January 18, 2008

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                                NVE CORPORATION
                                BALANCE SHEETS
                        DECEMBER 31 AND MARCH 31, 2007

                                                (Unaudited)
                                               Dec. 31, 2007    March 31, 2007*
                                               --------------   --------------
ASSETS
Current assets
  Cash and cash equivalents                    $   1,251,701    $     397,423
  Marketable securities, short term                1,693,149          982,415
  Accounts receivable, net of allowance for
    uncollectible accounts of $15,000              2,182,762        2,005,005
  Inventories                                      2,493,812        2,016,858
  Deferred tax assets                                473,289        1,328,106
  Prepaid expenses and other assets                  839,037          333,587
                                               --------------   --------------
Total current assets                               8,933,750        7,063,394
Fixed assets
  Machinery and equipment                          5,061,407        4,458,948
  Leasehold improvements                             436,794          413,482
                                               --------------   --------------
                                                   5,498,201        4,872,430
  Less accumulated depreciation                    4,173,394        3,834,683
                                               --------------   --------------
Net fixed assets                                   1,324,807        1,037,747
Marketable securities, long term                  20,109,098       16,909,353
                                               --------------   --------------
Total assets                                   $  30,367,655    $  25,010,494
                                               ==============   ==============
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
  Accounts payable                             $     435,175    $     502,595
  Accrued payroll and other                          550,276          590,287
  Deferred revenue                                   237,101           29,357
                                               --------------   --------------
Total current liabilities                          1,222,552        1,122,239
Shareholders’ equity
  Common stock                                        46,387           46,274
  Additional paid-in capital                      18,533,940       18,289,248
  Accumulated other comprehensive loss                (6,641)         (84,282)
  Retained earnings                               10,571,417        5,637,015
                                               --------------   --------------
Total shareholders’ equity                        29,145,103       23,888,255
                                               --------------   --------------
Total liabilities and shareholders’ equity     $  30,367,655    $  25,010,494
                                               ==============   ==============

*The March 31, 2007 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

See accompanying notes.

                            NVE CORPORATION
                          STATEMENTS OF INCOME
               QUARTERS ENDED DECEMBER 31, 2007 AND 2006
                              (Unaudited)

                                            Quarter Ended December 31
                                                2007           2006
                                            ------------   ------------
Revenue
  Product sales                             $ 4,249,809    $ 3,402,937
  Contract research and development             515,716        459,112
                                            ------------   ------------
Total revenue                                 4,765,525      3,862,049
Cost of sales                                 1,663,045      1,385,163
                                            ------------   ------------
Gross profit                                  3,102,480      2,476,886
Expenses
  Selling, general,and administrative           492,771        479,387
  Research and development                      347,344        544,779
                                            ------------   ------------
Total expenses                                  840,115      1,024,166
                                            ------------   ------------
Income from operations                        2,262,365      1,452,720
Interest income                                 259,865        157,337
Other income                                     62,930           -
                                            ------------   ------------
Income before taxes                           2,585,160      1,610,057
Provision for income taxes                      882,867        558,504
                                            ------------   ------------
Net income                                  $ 1,702,293    $ 1,051,553
                                            ============   ============
Net income per share - basic                $      0.37    $      0.23
                                            ============   ============
Net income per share - diluted              $      0.36    $      0.22
                                            ============   ============
Weighted average shares outstanding
  Basic                                       4,637,275      4,620,835
  Diluted                                     4,764,430      4,786,868

See accompanying notes.

                            NVE CORPORATION
                          STATEMENTS OF INCOME
              NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                              (Unaudited)

                                             Nine Months Ended Dec. 31
                                                2007           2006
                                            ------------   ------------
Revenue
  Product sales                             $12,830,771    $10,233,325
  Contract research and development           1,648,657      1,662,287
                                            ------------   ------------
Total revenue                                14,479,428     11,895,612
Cost of sales                                 4,956,973      4,224,165
                                            ------------   ------------
Gross profit                                  9,522,455      7,671,447
Expenses
  Selling, general, and administrative        1,631,936      1,421,332
  Research and development                    1,169,018      1,641,637
                                            ------------   ------------
Total expenses                                2,800,954      3,062,969
                                            ------------   ------------
Income from operations                        6,721,501      4,608,478
Interest income                                 731,243        418,683
Interest expense                                   -              (589)
Other income                                     62,930         25,246
                                            ------------   ------------
Income before taxes                           7,515,674      5,051,818
Provision for income taxes                    2,581,272      1,824,988
                                            ------------   ------------
Net income                                  $ 4,934,402    $ 3,226,830
                                            ============   ============
Net income per share - basic                $      1.06    $      0.70
                                            ============   ============
Net income per share - diluted              $      1.04    $      0.67
                                            ============   ============
Weighted average shares outstanding
  Basic                                       4,634,102      4,618,086
  Diluted                                     4,761,112      4,784,118

See accompanying notes.

                                NVE CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                  (Unaudited)

                                                     Nine Months Ended Dec. 31
                                                        2007           2006
                                                    ------------   ------------
OPERATING ACTIVITIES
Net income                                          $ 4,934,402    $ 3,226,830
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       387,453        392,777
    Stock-based compensation                            164,008        128,203
    Excess tax benefits                                 (33,773)    (1,591,076)
    Gain on sale of fixed assets                         (1,500)          -
    Gain on marketable securities, net                  (61,430)          -
    Deferred income taxes                               848,999      1,780,688
    Changes in operating assets and liabilities:
      Accounts receivable                              (177,757)      (240,608)
      Inventories                                      (476,954)       (39,356)
      Prepaid expenses and other assets                (505,450)       (44,306)
      Accounts payable and accrued expenses            (107,431)       156,410
      Deferred revenue                                  207,744        (77,373)
                                                    ------------   ------------
Net cash provided by operating activities             5,178,311      3,692,189

INVESTING ACTIVITIES
Purchases of fixed assets                              (642,170)      (252,604)
Proceeds from sale of fixed assets                        1,500           -
Purchases of marketable securities                  (11,153,044)    (6,943,625)
Proceeds from maturities and sales of
  marketable securities                               7,388,884      1,054,686
                                                    ------------   ------------
Net cash used in investing activities                (4,404,830)    (6,141,543)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                   47,024         26,479
Excess tax benefits                                      33,773      1,591,076
Repayment of capital lease obligations                     -           (33,281)
                                                    ------------   ------------
Net cash provided by financing activities                80,797      1,584,274
                                                    ------------   ------------

Increase (decrease) in cash and cash equivalents        854,278       (865,080)
Cash and cash equivalents at beginning of period        397,423      1,288,362
                                                    ------------   ------------
Cash and cash equivalents at end of period          $ 1,251,701    $   423,282
                                                    ============   ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                      $      -       $       589
      Income taxes                                  $ 2,209,313    $    44,300

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION

     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the quarter ended December 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2008.

NOTE 3. NET INCOME PER SHARE

     We calculate our net income per share in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:

                                                         Quarter Ended December 31
                                                            2007           2006
                                                        ------------   ------------
Weighted average common shares outstanding - basic        4,637,275      4,620,835
Effect of dilutive securities:
    Stock options                                           122,734        160,896
    Warrants                                                  4,421          5,137
                                                        ------------   ------------
Shares used in computing net income per share - diluted   4,764,430      4,786,868
                                                        ============   ============

                                                         Nine Months Ended Dec. 31
                                                            2007           2006
                                                        ------------   ------------
Weighted average common shares outstanding - basic        4,634,102      4,618,086
Effect of dilutive securities:
    Stock options                                           122,589        160,896
    Warrants                                                  4,421          5,136
                                                        ------------   ------------
Shares used in computing net income per share - diluted   4,761,112      4,784,118
                                                        ============   ============

NOTE 4. MARKETABLE SECURITIES

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

     Proceeds from maturities and sales of marketable securities were $7,388,884 in the quarter and nine months ended December 31, 2007. Gross gains were $65,931 and gross losses were $4,501 for those maturities and sales. We use a specific-identification cost basis to determine realized gains and losses. We reinvested the proceeds from the maturities and sales of marketable securities into marketable securities exempt from federal income tax as part of a strategy to reduce our taxes since we began paying higher cash income taxes in fiscal 2008.

NOTE 5. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                    Quarter Ended December 31
                                                       2007           2006
                                                   ------------   ------------
Net income                                         $ 1,702,293    $ 1,051,553
Unrealized gain (loss) from marketable securities       36,317        (13,265)
                                                   ------------   ------------
Comprehensive income                               $ 1,738,610    $ 1,038,288
                                                   ============   ============

                                                    Nine Months Ended Dec. 31
                                                       2007             2006
                                                   ------------   ------------
Net income                                         $ 4,934,402    $ 3,226,830
Unrealized gain from marketable securities              77,641         37,114
                                                   ------------   ------------
Comprehensive income                               $ 5,012,043    $ 3,263,944
                                                   ============   ============

NOTE 6. INVENTORIES

     Inventories consisted of the following:

                             December 31        March 31
                                 2007             2007
                             ------------     ------------
Raw materials                $   670,358      $   862,440
Work-in-process                1,192,568          811,261
Finished goods                   900,886          583,157
                             ------------     ------------
                               2,763,812        2,256,858
Less obsolescence reserve       (270,000)        (240,000)
                             ------------     ------------
                             $ 2,493,812      $ 2,016,858
                             ============     ============

NOTE 7. STOCK-BASED COMPENSATION

     Stock-based compensation recognized under SFAS No. 123 (revised 2004), Share-Based Payment, was $5,598 for the third quarter of fiscal 2008; $8,167 for the third quarter of fiscal 2007; $164,008 for the first nine months of fiscal 2008; and $128,203 for the first nine months of fiscal 2007. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 8. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $33,773 for the nine months ended December 31, 2007 and $1,821,656 for the nine months ended December 31, 2006 were credited to “Additional paid-in capital.”

     In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on April 1, 2007. We recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of April 1, 2007 we had no unrecognized tax benefits that would affect our effective tax rate if recognized. At December 31, 2007 we had no unrecognized tax benefits. We do not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in provision for income taxes. As of April 1, 2007 we had no accrued interest related to uncertain tax positions. The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competition including entry of new competitors, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse legal proceedings, lower sales, failure of suppliers to meet our requirements, failure to obtain new customers, inability to carry out marketing and sales plans, inability to meet customer technical requirements, inability to consummate license agreements, ineligibility for SBIR awards, loss of key executives, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2007 as updated in our subsequently-filed Quarterly Reports on Form 10-Q.

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

Quarter ended December 31, 2007 compared to quarter ended December 31, 2006

     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

                                      Percentage of Revenue             Quarter-
                                      Quarter Ended Dec. 31            to-Quarter
                                      2007              2006             Change
                                    --------          --------          ---------
Revenue
  Product sales                       89.2%            88.1%             24.9%
  Contract research and development   10.8%            11.9%             12.3%
                                    --------          --------
Total revenue                        100.0%           100.0%             23.4%
Cost of sales                         34.9%            35.9%             20.1%
                                    --------          --------
Gross profit                          65.1%            64.1%             25.3%
Total expenses                        17.6%            26.5%            (18.0)%
                                    --------          --------
Income from operations                47.5%            37.6%             55.7%
Net interest and other income          6.7%             4.1%            105.2%
                                    --------          --------
Income before taxes                   54.2%            41.7%             60.6%
Provision for income taxes            18.5%            14.5%             58.1%
                                    --------          --------
Net income                            35.7%            27.2%             61.9%
                                    ========          ========

     Total revenue for the quarter ended December 31, 2007 (the third quarter of fiscal 2008) increased 23% to $4,765,525 compared to $3,862,049 for the quarter ended December 31, 2006 (the third quarter of fiscal 2007). The increase was due to a 25% increase in product sales and a 12% increase in research and development revenue.

     Gross profit margin increased to 65% of revenue for the third quarter of fiscal 2008 compared to 64% for the third quarter of fiscal 2007. The increase was primarily due to a more favorable revenue mix consisting of a higher percentage of product sales.

     Total expenses decreased 18% for the third quarter of fiscal 2008 due to a 36% decrease in research and development expense, partially offset by a 3% increase in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of certain research and development projects.

    Net interest and other income increased 105% to $322,795 for the third quarter of fiscal 2008 compared to $157,337 for the third quarter of fiscal 2007. The increase was primarily due to an increase in interest-bearing marketable securities and an increase in other income. Other income for the third quarter of fiscal 2008 consisted primarily of a $61,430 net gain on maturities and sales of federally-taxable marketable securities. The proceeds of such sales were reinvested in federally tax-exempt securities as part of a strategy to reduce taxes since we began paying higher cash income taxes in fiscal 2008.

     The provision for income taxes was $882,867 or 34.2% of income before taxes for the third quarter of fiscal 2008 compared to $558,504 or 34.7% of income before taxes for the third quarter of fiscal 2007. The decrease in the effective tax rate was principally due to the investment of some of our long-term marketable securities in federally tax-exempt securities as part of a strategy to reduce taxes since we began paying more cash income taxes in fiscal 2008.

     The 62% increase in net income in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to increases in product sales and interest income, and a decrease in research and development expense.

Nine months ended December 31, 2007 compared to nine months ended December 31, 2006

     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

                                      Percentage of Revenue              Period-
                                    Nine Months Ended Dec. 31           to-Period
                                      2007              2006             Change
                                    --------          --------          ---------
Revenue
  Product sales                       88.6%            86.0%             25.4%
  Contract research and development   11.4%            14.0%             (0.8)%
                                    --------          --------
Total revenue                        100.0%           100.0%             21.7%
Cost of sales                         34.2%            35.5%             17.3%
                                    --------          --------
Gross profit                          65.8%            64.5%             24.1%
Total expenses                        19.4%            25.8%             (8.6)%
                                    --------          --------
Income from operations                46.4%            38.7%             45.9%
Net interest and other income          5.5%             3.7%             79.1%
                                    --------          --------
Income before taxes                   51.9%            42.4%             48.8%
Provision for income taxes            17.8%            15.3%             41.4%
                                    --------          --------
Net income                            34.1%            27.1%             52.9%
                                    ========          ========

     Total revenue for the nine months ended December 31, 2007 increased 22% to $14,479,428 compared to $11,895,612 for the nine months ended December 31, 2006. The increase was due to a 25% increase in product sales.

     Gross profit margin increased to 66% of revenue for the first nine months of fiscal 2008 compared to 64% for the first nine months of fiscal 2007. The increase was primarily due to a more favorable revenue mix consisting of a higher percentage of product sales.

     Total expenses decreased 9% for the first nine months of fiscal 2008 due to a 29% decrease in research and development expense, partially offset by a 15% increase in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of certain research and development projects. The increase in selling, general, and administrative expense was primarily due to increased expenses relating to commissions on product sales and incentive compensation, and a $35,805 increase in the effect of SFAS No. 123(R). The increase in the effect of SFAS No. 123(R) was primarily due to a higher market stock price at the date of automatic grant of stock options to our non-employee directors on their reelection to our Board compared to the market stock price at the prior-year date of grant.

     Net interest and other income increased 79% to $794,173 for the first nine months of fiscal 2008 compared to $443,340 for the first nine months of fiscal 2007. The increase was primarily due to an increase in interest income from a larger portfolio of marketable securities and an increase in other income primarily from a $61,430 net gain on maturities and sales of federally-taxable marketable securities.

     The 53% increase in net income in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was due to increases in revenue, gross profit as a percentage of revenue, interest income, other income, and a decrease in total expenses.

Seasonality

     Product sales for the third quarter of fiscal 2008 were less than the immediately preceding quarter, which is the same pattern as each of the three previous fiscal years. This pattern may be due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. We do not know if this pattern will continue.

Contractual obligations

     There have been no material changes outside the ordinary course of business to the information in our contractual obligations table disclosed in our Annual Report of Form 10-K for the fiscal year ended March 31, 2007 except for the following. On December 17, 2007 we executed a third amendment to the lease agreement between us and Carlson Real Estate Company covering the building housing our principal executive offices and manufacturing facility. Our lease would have expired December 31, 2008 without the third amendment. The third amendment extended the lease for an additional term of seven years, expiring December 31, 2015, with a onetime right to cancel the lease at our option on December 31, 2012 with the payment of a specified termination fee. The amendment provides for annual base rent of $138,853 in 2009, increasing 2.5% each subsequent year during the extended term.

Liquidity and capital resources

     At December 31, 2007 we had $23,053,948 in cash plus short-term and long-term marketable securities compared to $18,289,191 at March 31, 2007. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first nine months of fiscal 2008 was primarily due to $5,178,311 in net cash provided by operating activities partially offset by purchases of fixed assets of $642,170.

     Cash paid for income taxes increased $2,165,013 in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 as we began paying regular income taxes in fiscal 2008 because our carryover of stock-based compensation deductions and tax credits were fully utilized. We did not pay cash taxes, other than Alternative Minimum Taxes, for fiscal 2007 because of stock-based compensation deductions.

     Purchases of fixed assets increased to $642,170 for the first nine months of fiscal 2008 from $252,604 for the first nine months of fiscal 2007. The purchases during both periods were primarily for capital equipment to increase our production capacity. We financed the purchases with cash provided by operating activities.

     Inventories increased $476,954 in the first nine months of fiscal 2008 primarily to support increased product sales.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, and corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Marketable securities as of December 31, 2007 had remaining maturities between two weeks and 58 months. Our short-term and long-term marketable securities had a fair market value of $21,802,247 at December 31, 2007, representing approximately 72% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.

     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including or Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

      There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as updated in our subsequently-filed Quarterly Reports on Form 10-Q.

Item 6. Exhibits.

Exhibit #	Description

3	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to our Current Report on Form 8-K filed December 19, 2007).

10	Third amendment to lease between the company and Carlson Real Estate Company, Inc. dated December 17, 2007 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K/A filed December 20, 2007).

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

January 23, 2008	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 23, 2008	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer