Form 10-K
period 2008-03-31
NVE CORP /NEW/
filed 2008-05-20
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008

     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to____________________
Commission file number 000-12196

NVE Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-1424202
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

11409 Valley View Road, Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 829-9217

 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value (“Common Stock”)	The NASDAQ Stock Market, LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [   ]  No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [   ]  No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 28, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $125 million.

     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of May 15, 2008 was 4,638,683.
_______________

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of our Proxy Statement for our 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm
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

NVE History and Background
     NVE is a Minnesota corporation headquartered in a suburb of Minneapolis. We were founded in 1989 by James M. Daughton, Ph.D., a recognized pioneer in spintronics. Our common stock became publicly traded in 2000 through a reverse merger and became NASDAQ listed in 2003. Since our founding, we have been awarded more than $50 million in government research contracts, including more than 30 MRAM development contracts. These contracts have helped us build our intellectual property portfolio. Over the years our product sales have increased and we have reduced our dependence on research contracts. Fiscal years referenced in this report end March 31.

Industry Background
     Much of the electronics industry is devoted to the acquisition, storage, and transmission of information. We have focused on three applications for our spintronic technology: magnetic sensors, couplers, and memories. Sensors acquire information, couplers transmit information, and memories store information. In that sense, our technology can provide the eyes, nerves, and brains of electronic systems.

     Magnetic sensors can be used to detect the position or speed of robotics and mechanisms, or for communication with implantable medical devices. We believe our spintronic sensors are smaller, more precise, and more reliable than competing devices.

     Couplers are widely used in factory automation, providing reliable digital communication between electronic subsystems in factories. For example, couplers are used to send data between robots and central controllers at very high speed. As manufacturing automation expands, there is a need for higher speed data and more channel density. Because of their unique properties, we believe our couplers transmit more data at higher speeds and over longer distances than conventional devices.

     Near-term potential MRAM applications include mission-critical storage such as military, industrial, and anti-tamper applications. As its density increases and cost per bit decreases, MRAM could replace semiconductor memories in cellphones, computers, and other electronic devices enabling smaller, faster, and more power-efficient electronics.

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

     In our products, the spintronic elements are connected to integrated circuitry and packaged in much the same way as conventional integrated circuits.

Our Strategy
     Our vision is to become the leading developer of practical spintronics technology and devices. We plan to do that by selling the products described below and licensing MRAM technology. To grow product sales, we plan to broaden our sensor and coupler product lines, and longer-term to target larger markets such as consumer electronics.

Our Products and Markets
     We operate in one reportable segment. For financial information concerning this segment see “Note 7 - Segment Information” of the Financial Statements included elsewhere in this Report.

Sensor Products and Markets
     Our sensor products detect the presence of a magnet or metal to determine position or speed. The GMR changes its electrical resistance depending on the magnetic field. In our devices, GMR is combined with conventional foundry integrated circuitry and packaged in much the same way as conventional integrated circuits. We sell standard or catalog sensors, and custom sensors designed to meet customers’ exact requirements. Our sensors are quite small, very sensitive to magnetic fields, precise, and reliable. These advantages have allowed us to establish a presence in the industrial, scientific, and medical (ISM) market.

Standard sensors
     Our standard or catalog sensors are generally used to detect the presence of a magnet or metal to determine position or speed. We believe our spintronic sensors are smaller, more precise, and more reliable than competing devices. Our major market for standard sensors is factory automation.

Custom and medical sensors
     Our primary custom products are sensors for medical devices, which are customized to our customers’ requirements and manufactured under stringent medical device quality standards. Most are used to replace electromechanical magnetic switches. We believe our sensors have important advantages in medical devices compared to electromechanical switches, including no moving parts for inherent reliability, and being smaller, more sensitive, and more precise. Our sensors can be customized using customer-specific integrated signal processing and design variations that can include the range and sensitivity to magnetic fields, electrical resistance, and multi-sensor elements configuration. Future custom sensor target markets include consumer electronics.

Coupler Products and Markets
     Our spintronic couplers combine a GMR sensor element and an “IsoLoop” integrated microscopic coil. The coil creates a small magnetic field that is picked up by the spintronic sensor, transmitting data almost instantly. Couplers are also known as “isolators” because they electrically isolate the coupled systems. Our IsoLoop couplers are much faster than the fastest optical couplers.

     We have two main series of couplers: the original IsoLoop 700 Series, and the newer, award-winning IsoLoop 600 Series. The newer couplers use spintronic input stages while our original products use semiconductor input stages. Our couplers are sold primarily for factory and industrial networks. Automotive markets are a possible future growth market.

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

     Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility. We either saw wafers to be sold in die form, or wafers are sent to Asia for dicing and packaging. Packaged parts are returned to us to be tested, inventoried, and shipped.

Sales and Product Distribution
     We rely on distributors who stock and sell our products in more than 75 countries. Distributors of our products include two of the largest electronic component distributors in the world: Digi-Key Corporation and the Premier Farnell Group. Our distributor agreements generally renew annually. In addition, Avago Technologies, a leading supplier of solid-state couplers, distributes private-branded versions of some of our couplers under an agreement that expires in June 2010.

New Product Status
     In the past year we began marketing several new products including:
          •   a new line of spintronic couplers with industry-standard network protocol functions in a very small package;
          •   signal processing integrated circuits for sensors; and
          •   nanopower spintronic sensors with integrated signal processing.

Our Competition
Industrial Sensor Competition
     A limited number of other companies claim to either make or have the capability to make GMR sensors. Also, several competitors make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive or precise as our GMR sensors.

Medical Sensor Competition
     Our sensors for medical devices face competition from other solid-state magnetic sensors and from electromechanical magnetic sensors. Compared to other solid-state magnetic sensors, we believe our medical sensors have small size, high sensitivity to small magnetic fields, simpler electrical interfaces, and inherent reliability. Electromechanical magnetic sensors such as reed switches have been in use for several decades. Electromechanical competitors include Hermetic Switch, Inc., Meder Electronic AG (Engen/Welschingen, Germany), and Memscap SA (Grenoble, France). Because our sensors have no moving parts, we believe they are inherently more reliable than electromechanical magnetic sensors. We also believe our sensors are smaller than the smallest electromechanical magnetic sensors, more precise in their magnetic switch points, and more sensitive.

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

     We make several network signal couplers that combine spintronics coupling with network protocol functions such as RS-485 (also known as TIA-485 or EIA-485), in a single package. Competitive network signal couplers are available from Analog Devices; Linear Technology Corporation; and Maxim Integrated Products, Inc. Based on a comparison of published specifications, we believe our devices have speed, miniaturization, and product-line breadth advantages over other network signal couplers.

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

     Battery-backed-up SRAM uses stored energy to preserve data after the main power has been removed. We believe that MRAM has the potential of being simpler, lower cost, and more reliable than battery-backed-up SRAM. Battery-backed-up SRAM manufacturers include Maxim.

     Emerging technologies competing with MRAM include carbon nanotubes, phase-change memory (PCM; also known as PRAM, chalcogenide, CRAM, or Ovonic memory), and ferroelectric random access memory (FRAM). We believe that MRAM has advantages over these technologies in some or all of the following areas: manufacturability, speed, and endurance. Companies developing carbon nanotube memory include Nantero, Inc. A number of companies are developing PCM, and there are several current and potential FRAM manufacturers.

     Other companies that may compete with us for MRAM research and development or service business, or that may be attempting to develop MRAM intellectual property with the intention of licensing to others include Crocus Technology SA (Grenoble, France), Grandis, Inc., Spintec (Grenoble, France), Spintron (Marseille, France), and Spintronics Plc (London, UK).

Principal Suppliers and Raw Materials
     Our principal suppliers include manufacturers of semiconductor wafers that are incorporated into our products. These include Advanced Semiconductor Manufacturing Corporation of Shanghai (China); AMI Semiconductor, Inc.; Intersil Corporation; Silicon Quest International, Inc.; Taiwan Semiconductor Manufacturing Corporation; and Texas Instruments Inc. Other companies provide device packaging services, including Circuit Electronics Industries (Ayutthaya, Thailand); United Test and Assembly Center Ltd., (Singapore); and SPEL Semiconductor Limited (Chennai, India).

Intellectual Property
Patents
     As of March 31, 2008 we had 45 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. Our technology is protected by more than 100 patents worldwide either issued, pending or licensed from others. We are continuing to develop inventions and expect to add to our patent portfolio. There are no patents we regard as critical to our business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

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

Trademarks
     “NVE” and “IsoLoop” are our registered trademarks. Other trademarks include “AT-MRAM,” “GMR Switch,” and “GT Sensor.”

Licenses
     We have licensed certain of our MRAM intellectual property to several companies, including Cypress, Honeywell, and Motorola, Inc.

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

Royalty Agreement
     We have licensed rights to another organization’s GMR-related patent family, and that agreement calls for us to pay royalties on our sales of certain products. Payments under this agreement have been less than $5,000 for each of the most recent three fiscal years. The agreement remains in force until the expiration of the last patent, which is in 2009, or until cumulative royalties of $1.2 million have been paid, whichever is earlier.

Other Licenses
     We have a technology exchange agreement with Cypress Semiconductor Corporation and rights to license certain patents that originated at a university. None of the rights we have under these agreements is currently important to our business.

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

Major Customers
     We rely on several large customers for a large percentage of our revenue. These include: Avago Technologies; St. Jude Medical, Inc.; Starkey Laboratories, Inc.; the U.S. Government; and certain distributors. The loss of any one or more of these customers could have a material adverse effect on us. For the purposes of this disclosure, all agencies of the U.S. Government are considered a single customer.

Backlog
     As of March 31, 2008 we had $898,101 of contract research and development backlog we believed to be firm, compared to $1,417,844 as of March 31, 2007. We expect most of the firm backlog as of March 31, 2008 to be filled in fiscal 2009. Approximately 96% of our backlog as of March 31, 2008 and 98% as of March 31, 2007 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed, are not included in firm backlog. The portion of orders already included in operating revenues on the basis of percentage of completion or program accounting are excluded. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance, however, of additional contracts or follow-on contracts for expired or completed U.S. Government contracts.

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

Seasonality
     In each of the three most recent fiscal years, our product sales have been less in quarters ended December 31 than the immediately preceding or subsequent quarters. This may have been due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. We do not know if this pattern will continue.

Research and Development Activities
     We spent $1,202,504 for fiscal 2008, $1,789,844 for fiscal 2007, and $1,096,970 for fiscal 2006 in company-sponsored research and development activities. Over the past three fiscal years these activities have included development of new sensors and couplers, and lower-cost product designs. Additionally, we spent $2,139,059 during fiscal 2008, $2,090,200 during fiscal 2007, and $3,817,378 during fiscal 2006 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as with other companies.

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

Number of Employees
      We had 50 employees as of March 31, 2008 compared to 48 as of March 31, 2007. A shift in revenue mix toward product sales and increased manufacturing productivity allowed us to increase our revenue per employee. Our employment can fluctuate due to a variety of factors. None of our employees is represented by a labor union or is subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographical Areas
      Foreign sales accounted for approximately 47% of our revenue in fiscal 2008, 40% in fiscal 2007, and 32% in fiscal 2006. The increases in the proportion of sales from outside the U.S. is due in part to a shift in our revenue mix toward product sales, which tend to be worldwide, from contract research and development, which is primarily domestic. More information about geographical areas is contained in “Note 7 - Segment Information” of the Financial Statements included elsewhere in this Report.

Environmental Matters
      We are subject to environmental laws and regulations, particularly with respect to industrial waste. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position.

Available Information
      All reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements on Schedule 14A, as well as any amendments to those reports, are accessible at no cost through the “Investors” section of our Website (www.nve.com). These filings are also accessible through the SEC’s Website (www.sec.gov).

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
      We rely on several large customers for a large percentage of our revenue. These large customers include Avago Technologies; St. Jude Medical, Inc.; Starkey Laboratories, Inc.; the U.S. Government; and certain distributors. Orders from these large customers could be cancelled, postponed, or reduced, and the loss of any of these customers could have a significant impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced or eliminated.
      Although U.S. Government contract revenue was less than 10% of our total revenue in fiscal 2008, a material decrease in U.S. Government funding research or disqualification as a vendor to the U.S. Government for any reason would likely hamper future research and development activity and decrease related revenue. U.S. Government funding is dependent upon adequate continued funding of the agencies and their programs. A significant portion of our U.S. Government funding is through Small Business Innovation Research (SBIR) contracts. SBIR budgets may be changed by legislation or by agencies such as the Department of Defense. Changes in the U.S. presidential administration or Congress could affect government spending priorities. Furthermore, government spending priorities over which we have no control, such as the wars in Iraq and Afghanistan, may affect availability of U.S. Government funds in general and SBIR funds in particular.

Failure to qualify as a small business under federal regulations could make us ineligible for some government-funded research contracts, which could have a significant adverse impact on our revenue and our ability to make research and development progress.
     We received approximately $1.25 million in Small Business Innovation Research (SBIR) contract awards in fiscal 2008. Federal regulations place a number of criteria for a business to be eligible to compete for SBIR awards. Those criteria currently include number of employees and ownership structure. While we believe we meet the eligibility criteria, changes in our ownership beyond our control could cause us to lose our eligibility to compete for SBIR awards, which in turn could have a material adverse effect on our revenue, profits, and research and development efforts. In addition, SBIR eligibility requirements could be changed at any time.

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
     Some of our customers, including Avago Technologies, St. Jude Medical, and Starkey Laboratories, have stringent technical requirements which require our products to pass certain test and qualification criteria before they are accepted by such customers. Failure to meet those criteria could result in the loss of current sales revenue, customers, and future sales.

Our sensors are incorporated into medical devices, which could expose us to a risk of product liability claims and such claims could seriously harm our business and financial condition.
     Certain of our sensor products are used in medical devices, including devices that help sustain human life. We are also marketing our sensor technology to other manufacturers of cardiac pacemakers and ICDs. Although we have indemnification agreements with certain customers with provisions designed to limit our exposure to product liability claims, there can be no assurance that we will not be subject to losses, claims, damages, liabilities, or expenses resulting from bodily injury or property damage arising from the incorporation of our products in devices sold by our customers. Existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions of our indemnification agreements, or the agreements may not be enforceable in all instances. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition.

Federal legislation may not protect us against liability for the use of our sensors in medical devices and a successful liability claim could seriously harm our business and financial condition.
     Although the Biomaterials Access Assurance Act of 1998 may provide us some protection against potential liability claims, that Act includes significant exceptions to supplier immunity provisions, including limitations relating to negligence or willful misconduct. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition. Any product liability claim against us, with or without merit, could result in costly litigation, divert the time, attention, and resources of our management and have a material adverse impact on our business.

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
     We are dependent on our packaging vendors including Circuit Electronic Industries Public Co., Ltd. (“CEI”) of Ayutthaya, Thailand. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. CEI has been operating under voluntary debt rehabilitation under Thailand law since 2005. We have identified potential alternate vendors in case CEI’s ability to serve our needs becomes impaired, but it could prove expensive, time-consuming, or technically challenging to convert to an alternate vendor. If one of our packaging vendors were to become insolvent we might not be able to recover work in process or finished goods in their possession. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales have been an increasing portion of our revenue, and we expect foreign sales to continue to represent a significant portion of our revenue in the future. Approximately 47% of our revenue for fiscal 2008, 40% for fiscal 2007, and 32% for fiscal 2006 was from foreign customers. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to or arising from operating in foreign markets that could impair our results of operations include economic and political instability; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of the jurisdictions where we do business.

Because we are significantly smaller than the many of our competitors, we may lack the financial resources needed to increase our market share and future revenue.
     Our known product competitors include Avago Technologies; Analog Devices, Inc.; Fairchild Semiconductor International; Hermetic Switch, Inc.; Linear Technology Inc.; Maxim Integrated Products, Inc.; Meder Electronic AG; Memscap SA; NEC Corporation; Sharp Corporation; Silicon Laboratories, Inc.; Texas Instruments Inc.; Toshiba Corporation; Vishay Intertechnology; and others. Many of our competitors and potential competitors are established companies that have significantly greater financial, technical, and marketing resources than us. We believe that our competition is increasing as the technology matures. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and our future competitiveness will depend on our ability to develop new products and reduce our product costs. While we believe that our products have important competitive advantages, our competitors may succeed in developing and marketing products that perform better or are less expensive than ours, or that would render our products and technology obsolete or noncompetitive.

Our business may suffer because we have limited influence over the rate of adoption of our technology, and MRAM technology may not build into a large or significant market.
     A significant portion of our future revenue and profits is dependent on our licensees introducing MRAM products. Production difficulties, technical barriers, high production costs, poor market reception, or other problems, almost all of which are outside our control, could prevent the deployment of MRAM or limit its market potential. In addition, our licensees may have other priorities that detract attention and resources from introduction of MRAM products using our technology. Furthermore, competing technologies could prevent or supplant MRAM from becoming an important memory technology.

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
     We have no employment agreements with any of our management other than our Chief Executive Officer and Chief Financial Officer, and have no key-person insurance covering employees. Competition for highly qualified management and technical personnel is generally intense and we may not be able to attract and retain the personnel necessary for the development and operation of our business. The loss of the services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.

We are presently involved in class action litigation.
     On February 10, 2006 the first of three lawsuits was filed in the U.S. District Court for the District of Minnesota against NVE and certain of its current and former executive officers and directors by individual shareholders seeking to represent a class of purchasers of our common stock. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed seeking unspecified damages. On July 3, 2007 the U.S. District Court granted our motion to dismiss these consolidated lawsuits, with prejudice. The plaintiffs filed an appeal from the Court’s order and the appeal is still pending. Two related actions brought by individual shareholders who seek to represent NVE derivatively were filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The derivative action has been stayed pending a resolution of the appeal from the U.S. District Court’s order. We believe the lawsuits are wholly without merit and intend to vigorously defend the actions. We have incurred legal expenses related to these lawsuits and could incur additional expenses. Furthermore, if we do not prevail in these lawsuits, we may be required to pay substantial amounts, which could have a material adverse impact on our future results of operation and financial condition.

Risks Related to Buying Our Stock
Our stock has been more volatile than other technology sector stocks.
     The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. Depending on the metric used, we believe this volatility is more than the overall market or other technology-sector stocks.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us, our licensees, or our competitors;
•	the announcement of new products, product enhancements, contracts, or license agreements by us, our licensees, or our competitors;
•	the announcement of changes in strategy or discontinuation of products by us or licensees;
•	changes in requirements or demands for our products or technology;
•	changes in prices of our products and services or our competitors’ products and services;
•	quarterly variations in our operating results;
•	changes in our revenue or revenue growth rates;
•	changes in revenue estimates, earnings estimates, or market projections by market analysts, speculation in the press or analyst community;
•	short selling and covering of short positions in our stock; and
•	general market conditions or market conditions specific to particular industries served by us, our customers, or our licensees.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned and managed by Carlson Real Estate Company, Inc. In 2007 we executed a third amendment to our lease agreement to extend the lease through December 31, 2015, with a one-time right to cancel the lease at our option on December 31, 2012. We plan to expand our production clean room within the facility and we believe the facility is adequate to support our needed production capacity. We hold no investments in real estate.

ITEM 3. LEGAL PROCEEDINGS.     See “Note 8 - Commitments and Contingencies - Other Contingencies” of the Financial Statements included elsewhere in this Report for information about a legal proceeding in which we are involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to our shareholders during the quarter ended March 31, 2008.
PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years:
	Quarter Ended
	3/31/08	12/31/07	9/30/07	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06
High	$31.73	$32.70	$41.95	$37.67	$32.30	$46.35	$39.85	$17.75
Low	$19.50	$22.44	$29.44	$25.30	$20.75	$26.82	$14.06	$12.36

Shareholders and Dividends
     We had approximately 129 shareholders of record and 7,448 total shareholders as of May 8, 2008. We have never paid or declared any cash dividends on our Common Stock. We do not anticipate paying dividends in the foreseeable future, as we intend to retain any earnings we may generate if needed to provide for the expansion of our business or for the possible defense of our intellectual property.

Stock Price Performance Graph
     The graph below compares the performance of our Common Stock to the cumulative five-year performance of the NASDAQ Industrial Index and the Global Crown Capital Nanotechnology Index. NVE is included in both indices. We presented the Merrill Lynch Nanotech Index in our previous year’s report on Form 10-K, however that index was discontinued effective December 27, 2007. The NASDAQ Industrial Index includes NASDAQ domestic and international based common-type stocks. The graph and table assume $100 was invested on March 31, 2003 in each of our Common Stock, the NASDAQ Industrial Index, the Global Crown Capital Nanotechnology Index, and the Merrill Lynch Nanotech Index, with reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA.
      The following balance sheet and income statement selected financial data should be read in conjunction with our financial statements and notes included in Item 8 of this Report, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Report. The data are derived from our financial statements.
	Balance Sheet Data as of March 31
	2008	2007	2006	2005	2004
Cash, cash equivalents, and
marketable securities	$24,736,874	$18,289,191	$10,891,326	$7,717,264	$7,544,643
Working capital and
marketable securities	$30,148,080	$22,850,508	$15,535,200	$11,342,300	$9,394,741
Total assets	$32,768,128	$25,010,494	$17,758,919	$14,190,004	$12,419,727
Total liabilities	$1,254,646	$1,122,239	$980,808	$1,153,423	$1,686,483
Total shareholders’ equity	$31,513,482	$23,888,255	$16,778,111	$13,036,581	$10,733,244
	Income Statement Data for Years Ended March 31
	2008	2007	2006	2005	2004
Revenue
Product sales	$18,505,650	$14,425,632	$8,345,967	$5,522,250	$5,393,540
Contract research
and development	2,023,162	2,035,198	3,824,559	6,093,320	6,617,311
Total revenue	$20,528,812	$16,460,830	$12,170,526	$11,615,570	$12,010,851

Gross profit	$13,695,504	$10,673,172	$5,951,993	$4,604,836	$4,565,945
Income before taxes	$11,080,004	$7,191,803	$2,840,779	$1,619,850	$1,874,698
Net income	$7,187,384	$4,780,783	$1,797,746	$1,758,254	$2,107,720
Net income per share –
diluted	$1.51	$1.00	$0.39	$0.37	$0.45
Weighted average shares
outstanding – diluted	4,763,101	4,771,297	4,667,994	4,733,955	4,726,759

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     You should read this discussion together with our financial statements and notes included elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking information that involves risks and uncertainties. Our actual future results could differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of this Report.

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

Research and Development Contract Percentage of Completion Estimation
     We recognize research and development contract revenue and gross profit as work is performed, based on actual costs incurred. We apply the percentage-of-completion method to firm-fixed-price contracts. This requires us to make estimates of the percentage of completion of firm-fixed-price contracts. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. This estimate has not affected our financial statements in fiscal years 2008, 2007, or 2006. Increases in projected costs to complete contracts could materially impact our future results, however.

Product Warranty Estimation
     We maintain a reserve for warranty claims based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty period for our products is generally one year. Although we believe the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new products, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. As of March 31, 2008 and 2007 our reserve for estimated warranty claims was not material to our financial statements.

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method, or net realizable value. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of sales trends, turnover, competition, and other market factors, and record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserve are made. Our inventory reserve was $280,000 at March 31, 2008 and $240,000 at March 31, 2007.

Allowance for Doubtful Accounts Estimation
     We must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer that is not considered in the allowance. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Our allowance for doubtful accounts was $15,000 at March 31, 2008 and 2007. Our allowance for doubtful accounts is a relatively small percentage of our accounts receivable because our revenues are primarily from large customers, distributors, and U.S. Government agencies, all of which we consider generally credit-worthy. Our allowance for doubtful accounts could increase in the future if larger portions of our sales come from small end-user customers.

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

     As of March 31, 2008 our deferred tax assets were $453,405 compared to $1,328,106 as of March 31, 2007. Deferred tax assets included $99,962 of stock-based compensation deductions as of March 31, 2008 and $527,442 in stock-based compensation deductions as of March 31, 2007. Our deferred tax assets could be subject to an Internal Revenue Code Section 382 limitation.

 Results of Operations
      The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2008	2007	2006	2007 to 2008	2006 to 2007
Revenue
Product sales	90.1%	87.6%	68.6%	28.3%	72.8%
Contract research and development	9.9%	12.4%	31.4%	(0.6)%	(46.8)%
Total revenue	100.0%	100.0%	100.0%	24.7%	35.3%
Cost of sales	33.3%	35.2%	51.1%	18.1%	(6.9)%
Gross profit	66.7%	64.8%	48.9%	28.3%	79.3%
Expenses
Selling, general, and administrative	10.5%	11.9%	14.4%	10.7%	11.1%
Research and development	7.2%	13.2%	14.2%	(31.6)%	26.2%
Total expenses	17.7%	25.1%	28.6%	(11.7)%	18.6%
Income from operations	49.0%	39.8%	20.3%	53.5%	164.9%
Net interest and other income	5.0%	3.9%	3.0%	59.6%	74.8%
Income before taxes	54.0%	43.7%	23.3%	54.1%	153.2%
Income tax provision	19.0%	14.7%	8.5%	61.5%	131.2%
Net income	35.0%	29.0%	14.8%	50.3%	165.9%

     Total revenue for fiscal 2008 increased 25% to $20,528,812 compared to $16,460,830 for fiscal 2007, and increased 35% in fiscal 2007 compared to $12,170,526 for fiscal 2006. The increases in both fiscal years were due to increases in product sales, partially offset in fiscal 2007 by a decrease in contract research and development revenue. Furthermore, the increases in total revenue for both fiscal 2008 and 2007 were primarily due to increases outside the U.S. In fiscal 2008, revenue increased 68% in Europe and 27% in Asia. In fiscal 2007, revenue increased 65% in Europe and 78% in Asia.

     Product sales increased 28% to $18,505,650 compared to $14,425,632 in fiscal 2007. Fiscal 2007 product sales increased 73% from $8,345,967 in fiscal 2006. The increases in both years were due to increased sales of both spintronic sensors and spintronic couplers due to both the addition of new customers and increased purchases by existing customers.

     Contract research and development revenue decreased by less than 1% for fiscal 2008 compared to fiscal 2007, following a 47% decrease for fiscal 2007 compared to fiscal 2006. The decrease for fiscal 2007 compared to fiscal 2006 was due to a decrease in U.S. Government contract awards to us, due to what we believe is a more challenging Government funding environment and our strategy to concentrate on product sales.

     Gross profit margin increased to 67% of revenue for fiscal 2008 compared to 65% for fiscal 2007 and 49% for fiscal 2006. The increase in gross profit margin in fiscal 2008 from fiscal 2007 was due to a more profitable revenue mix consisting of a higher percentage of product sales. The increase in gross profit margin in fiscal 2007 from fiscal 2006 was due to a more profitable revenue mix consisting of a higher percentage of product sales and increased product margins. The increased product margins in fiscal 2007 were due to price increases and deployment of lower-cost coupler designs. Increases in gross profit margin might not continue because we may not have additional opportunities to increase prices or decrease product costs. Furthermore, successfully implementing our long-term strategy of expanding into large markets such as consumer or automotive might result in increased revenue but decreased gross profit margin.

     Selling, general, and administrative expense for fiscal 2008 increased 11% to $2,158,818 compared to $1,950,999 for fiscal 2007, and also increased 11% for fiscal 2007 from fiscal 2006. The increase for fiscal 2008 was primarily due to increased expenses relating to commissions on product sales and incentive compensation, and a $33,236 increase in the effect of SFAS No. 123(R). The increase in the effect of SFAS No. 123(R) was primarily due to a higher market stock price at the date of automatic grant of stock options to our non-employee directors on their reelection to our Board compared to the market stock price at the prior-year date of grant. The increase in selling, general, and administrative expense for fiscal 2007 was primarily due to $136,370 in non-cash effects of stock-based compensation under SFAS No. 123(R), expenses related to preparation for our first Sarbanes-Oxley Act Section 404 controls-based audit, and increased legal expenses. Of the $136,370 effect of SFAS No. 123(R) in fiscal 2007, $126,094 was attributable to the automatic award of options to our directors on their election or reelection at our 2006 Annual Meeting of Shareholders. Increased legal expenses for fiscal 2007 were primarily related to class-action lawsuits.

     Research and development expense decreased 32% for fiscal 2008 compared to fiscal 2007 due to the completion of certain research and development projects. This decrease may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development obligations. Research and development expense increased 26% for fiscal 2007 compared to fiscal 2006 due to our efforts to develop new and improved products and a shift to company-funded research from contract-funded research.

     Net interest and other income for fiscal 2008 increased 60% to $1,031,225 compared to $646,234 for fiscal 2007. Net interest and other income increased 75% for fiscal 2007 from $369,753 for fiscal 2006. The increase for fiscal 2008 was primarily due to an increase in interest income from a larger portfolio of marketable securities and an increase in other income primarily from net gains on sales of marketable securities. These increases were partially offset by a decline in interest income as a percentage of marketable securities due to lower prevailing interest rates and a shift toward federally tax-free investments with lower pretax yields. The increase in net interest and other income in fiscal 2007 from fiscal 2006 was due to an increase in interest-bearing marketable securities and a decrease in interest expense due to the reduction and elimination of our debt in fiscal 2007.

     The effective income tax rate in fiscal 2008 was 35.1% of income before taxes compared to 33.5% in fiscal 2007 and 36.7% in fiscal 2006. The tax rate was less in fiscal 2007 than the prior or subsequent years primarily due to our assessment that it was more likely than not that we would realize certain deferred tax assets. Our tax rate can fluctuate due to a number of factors, including the mix between taxable and tax-exempt securities in our marketable securities and deductions related to disqualifying dispositions of our common stock. We did not pay significant cash taxes for fiscal 2007 or 2006 because of stock-based compensation deductions. We exhausted our available stock-based compensation deductions during fiscal 2008 and began accruing and paying cash-tax obligations.

     Net income increased 50% in fiscal 2008 compared to fiscal 2007 due to increases in revenue, gross profit as a percentage of revenue, interest income, and a decrease in total expenses. Net income increased 166% for fiscal 2007 compared to fiscal 2006 due to increases in revenue, gross profit as a percentage of revenue, and interest income, as well as a decrease in the effective income tax rate.

Liquidity and Capital Resources
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:
	Payments Due by Period
Contractual Obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Operating Lease Obligations	$1,931,517	$232,491	$486,839	$755,788	$456,399
Purchase Obligations	138,350	138,350	-	-	-
Total	$2,069,867	$370,841	$486,839	$755,788	$456,399

“Note 8 - Commitments and Contingencies” provides additional information about our lease obligations.

     Purchase obligations as of March 31, 2008 consisted of fixed asset purchase commitments. Such commitments were to increase manufacturing capacity. We expect to meet these commitments from cash, marketable securities, or cash provided by operating activities. We currently expect capital expenditures to decrease in fiscal 2009 compared to fiscal 2008 because much of the near-term investments we have identified have already been made. We plan to continue to evaluate capital expenditures as needs and opportunities arise, and our actual capital expenditures could vary significantly from our current expectations.

     Purchases of fixed assets increased to $817,596 in fiscal 2008 compared to $321,997 in fiscal 2007 and $74,110 in fiscal 2006. Purchases for fiscal 2008 were primarily for capital equipment to increase our production capacity. Purchases of fixed assets in fiscal 2007 were primarily for capital equipment to increase our production capacity. We financed purchases of fixed assets in all three fiscal years with cash provided by operating activities.

     Our primary sources of working capital for fiscal years 2006 through 2008 were product sales and research and development contract revenue. At March 31, 2008 we had $24,736,874 in cash plus short-term and long-term marketable securities compared to $18,289,191 at March 31, 2007. The increase in cash and marketable securities was primarily due to $6,909,226 in net cash provided by operating activities, partially offset by purchases of fixed assets of $817,596.

     We reinvested proceeds from the maturities and sales of marketable securities primarily into municipal notes and bonds exempt from federal income tax as part of a strategy to reduce our taxes.

     Net cash provided by operating activities was due to net income, partially offset by increases in accounts receivable and inventories. The increase in receivables was due to the increase in revenue and the weighting of the increase toward late in the fiscal year. The increase in inventories was primarily to support increased product sales, and we currently expect inventories to increase if product sales continue to increase.

     Cash paid for income taxes increased $3,210,013 in fiscal 2008 compared to fiscal 2007 as we began paying regular income taxes in fiscal 2008 because our stock-based compensation deductions and tax credits were fully utilized. We did not pay cash taxes other than Alternative Minimum Taxes for fiscal 2007 or 2006 because of stock-based compensation deductions.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2009.

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

Off-Balance-Sheet Arrangements
     We believe that our off-balance sheet arrangements do not have a material current or anticipated future effect on our consolidated earnings, financial position, or cash flows. Our off-balance sheet arrangements consist of operating leases for our facility and purchase commitments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2008 had remaining maturities between 16 weeks and 58 months. Marketable securities had a market value of $22,851,007 at March 31, 2008, representing approximately 70% of our total assets. We have not used derivative financial instruments in our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Financial statements and accompanying notes are in this Report beginning on page F-1. Selected unaudited quarterly financial data for fiscal 2008 and 2007, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007
Revenue
Product sales	$5,674,879	$4,249,809	$4,311,862	$4,269,100
Contract research and development	374,505	515,716	692,758	440,183
Total revenue	6,049,384	4,765,525	5,004,620	4,709,283
Cost of sales	1,876,335	1,663,045	1,850,960	1,442,968
Gross profit	4,173,049	3,102,480	3,153,660	3,266,315
Expenses
Selling, general, and administrative	526,882	492,771	575,422	563,743
Research and development	318,889	347,344	314,037	507,637
Total expenses	845,771	840,115	889,459	1,071,380
Income from operations	3,327,278	2,262,365	2,264,201	2,194,935
Income before taxes	3,564,330	2,585,160	2,511,058	2,419,456
Net income	$2,252,982	$1,702, 293	$1,644,774	$1,587,335
Net income per share – diluted	$0.47	$0.36	$0.34	$0.33
	Unaudited; Quarter Ended
	March 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006
Revenue
Product sales	$4,192,307	$3,402,937	$3,777,060	$3,053,328
Contract research and development	372,911	459,112	621,308	581,867
Total revenue	4,565,218	3,862,049	4,398,368	3,635,195
Cost of sales	1,563,493	1,385,163	1,439,181	1,399,821
Gross profit	3,001,725	2,476,886	2,959,187	2,235,374
Expenses
Selling, general, and administrative	529,667	479,387	535,213	406,732
Research and development	534,967	544,779	566,246	530,612
Total expenses	1,064,634	1,024,166	1,101,459	937,344
Income from operations	1,937,091	1,452,720	1,857,728	1,298,030
Income before taxes	2,139,985	1,610,057	2,032,414	1,409,347
Net income	$1,553,953	$1,051,553	$1,283,471	$891,806
Net income per share – diluted	$0.33	$0.22	$0.27	$0.19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2008. Our internal control over financial reporting as of March 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NVE have been detected. Our internal controls over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

     There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Shareholder Proposals for Nominations to Our Board
     The discussion under the section titled “Corporate Governance - Shareholder Nominees” to be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated by reference into this section.

Directors and Executive Officers
     Each NVE director is elected annually and serves for a term of approximately one year or until his or her successor is duly elected and qualified. The section titled “Proposal 1. Election of Board of Directors” to be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders sets forth certain information regarding our directors required by Item 10, and the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10. Both sections are incorporated by reference into this section.

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

Audit Committee
     The discussion under the section titled “Board Committees - Corporate Governance - Audit Committee” to be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated by reference into this section.

Code of Ethics
     We have adopted a Policy on Ethics and Business Conduct that applies to all officers, directors, and employees of the Company. The Policy is available from the “Investors” section of our Website (www.nve.com). We intend to disclose future amendments to the Policy, or waivers of such provisions granted to executive officers and directors, on our Website within four business days following the date of such amendment or waiver.

 Section 16(a) Beneficial Ownership Reporting Compliance
     The discussion under the section titled “Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information appearing under the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance - Board Committees - Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Directors Compensation” to be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information to be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders in the section titled “Security Ownership” is incorporated by reference into this section.

     The following table summarizes Common Stock that may be issued as of March 31, 2008 on the exercise of options under our 2000 Stock Option Plan, as amended. Information regarding the material features of the Plan is contained in Note 5 to the Financial Statements included elsewhere in this Report.
	Number of Securities to be Issued Upon Exercise of Outstanding Options,Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equtiy Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans
approved by security holders	308,400	$16.09	178,230

Equity compensation plans not
approved by security holders	-	-	-

Total at March 31, 2008	308,400	$16.09	178,230

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     The information to be included in our Proxy Statement for our 2008 Annual Meeting in the sections titled “Security Ownership - Transactions With Related Persons, Promoters, and Certain Control Persons” and Corporate Governance - Board Composition, Independence, and Meeting Attendance” is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information to be included in our Proxy Statement for our 2008 Annual Meeting of Shareholders in the sections titled “Audit Committee Disclosure - Fees Billed to Us by Ernst & Young During Fiscal 2008 and 2007” and “Audit Committee Disclosure - Audit Committee Pre-Approval Policy” is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     The financial statements are provided pursuant to Item 8 of this Report. Financial statement schedules have been omitted since they are either not required or not applicable, or the required information is shown in the financial statements or notes.

(b) Exhibits
Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to our Current Report on Form 8-K filed December 19, 2007).
4	Form of Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, L.P. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002).
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

10.4	Notification from Glenborough Properties, L.P. relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).
10.5	Notification from Carlson Real Estate Company, Inc. relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).
10.6	Third amendment to lease between the company and Carlson Real Estate Company, Inc. dated December 17, 2007 (incorporated by reference to our Current Report on Form 8-K/A filed December 20, 2007).
10.7*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2001).
10.8*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.9+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2001).
10.10
Amendment dated October 18, 2002 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).

10.11	Notification from Agilent Technologies of planned sale of Agilent’s Semiconductor Product Group (incorporated by reference to our Current Report on Form 8-K filed October 19, 2005).
10.12	Report of completion of the divestiture of Agilent’s Semiconductor Products business (incorporated by reference to our Current Report on Form 8-K/A filed December 6, 2005).
10.13
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

10.15
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

10.18+
Amendment Number 1 to Supplier Partnering Agreement dated September 6, 2007 between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to our Current Report on Form 8-K/A filed September 10, 2007).

10.19*	Verbal agreement with Curt A. Reynders (incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed January 18, 2006).
23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________
*Indicates a management contract or compensatory plan or arrangement.
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

Date May 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 19, 2008
/s/ Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 19, 2008
/s/ Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2008
/s/ James D. Hartman James D. Hartman	Director	May 19, 2008
/s/ Patricia M. Hollister Patricia M. Hollister	Director	May 19, 2008
/s/ Robert H. Irish Robert H. Irish	Director	May 19, 2008

NVE CORPORATION
INDEX TO
FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NVE Corporation

We have audited NVE Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NVE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management entitled Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on NVE Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NVE Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NVE Corporation as of March 31, 2008 and 2007, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008, and our report dated May 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation as of March 31, 2008 and 2007, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, Summary of Significant Accounting Policies, to the financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVE Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 14, 2008

NVE CORPORATION
BALANCE SHEETS
MARCH 31, 2008 and 2007

	March 31
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$1,885,867	$397,423
Marketable securities, short term	795,728	982,415
Accounts receivable, net of allowance for
uncollectible accounts of $15,000	3,226,027	2,005,005
Inventories	2,456,804	2,016,858
Deferred tax assets	453,405	1,328,106
Prepaid expenses and other assets	529,616	333,587
Total current assets	9,347,447	7,063,394
Fixed assets
Machinery and equipment	5,205,288	4,458,948
Leasehold improvements	436,794	413,482
	5,642,082	4,872,430
Less accumulated depreciation	4,276,680	3,834,683
Net fixed assets	1,365,402	1,037,747
Marketable securities, long term	22,055,279	16,909,353
Total assets	$32,768,128	$25,010,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$434,808	$502,595
Accrued payroll and other	632,338	590,287
Deferred revenue	187,500	29,357
Total current liabilities	1,254,646	1,122,239

Shareholders’ equity
Common stock	46,387	46,274
Additional paid-in capital	18,539,538	18,289,248
Accumulated other comprehensive income (loss)	103,158	(84,282)
Retained earnings	12,824,399	5,637,015
Total shareholders’ equity	31,513,482	23,888,255
Total liabilities and shareholders’ equity	$32,768,128	$25,010,494

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
YEARS ENDED MARCH 31, 2008, 2007, and 2006

	Year Ended March 31
	2008	2007	2006
Revenue
Product sales	$18,505,650	$14,425,632	$8,345,967
Contract research and development	2,023,162	2,035,198	3,824,559
Total revenue	20,528,812	16,460,830	12,170,526

Cost of sales	6,833,308	5,787,658	6,218,533
Gross profit	13,695,504	10,673,172	5,951,993

Expenses
Selling, general, and administrative	2,158,818	1,950,999	1,756,142
Research and development	1,487,907	2,176,604	1,724,825
Total expenses	3,646,725	4,127,603	3,480,967

Income from operations	10,048,779	6,545,569	2,471,026

Interest income	974,990	621,577	332,784
Interest expense	-	(589)	(6,051)
Other income	56,235	25,246	43,020
Income before taxes	11,080,004	7,191,803	2,840,779

Provision for income taxes	3,892,620	2,411,020	1,043,033

Net income	$7,187,384	$4,780,783	$1,797,746

Net income per share – basic	$1.55	$1.03	$0.39

Net income per share – diluted	$1.51	$1.00	$0.39

Weighted average shares outstanding
Basic	4,635,470	4,620,371	4,580,684
Diluted	4,763,101	4,771,297	4,667,994

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED MARCH 31, 2008, 2007, and 2006

				Accumulated Other Comprehen- sive Income (Loss)
			Additional Paid-In Capital		Retained Earnings (Deficit)

	Common Stock
	Shares	Amount				Total
Balance at March 31, 2005	4,569,784	$45,698	$14,064,625	$(132,228)	$(941,514)	$13,036,581
Exercise of stock
options and warrants	38,720	387	173,547	-	-	173,934
Shares issued pursuant
to employee stock
purchase plan	6,449	65	79,967	-	-	80,032
Comprehensive income:
Unrealized loss on
marketable securities	-	-	-	(34,680)		(34,680)
Net income	-	-	-	-	1,797,746	1,797,746
Total comprehensive
income						1,763,066
Tax benefit of stock- based compensation
			1,724,498			1,724,498
Balance at March 31, 2006	4,614,953	46,150	16,042,637	(166,908)	856,232	16,778,111
Exercise of stock
options and warrants	12,430	124	26,355	-	-	26,479
Comprehensive income:
Unrealized gain on
marketable securities	-	-	-	82,626		82,626
Net income	-	-	-	-	4,780,783	4,780,783
Total comprehensive
income						4,863,409
Stock-based compensation			136,370			136,370
Tax benefit of stock- based compensation
			2,083,886			2,083,886
Balance at March 31, 2007	4,627,383	46,274	18,289,248	(84,282)	5,637,015	23,888,255
Exercise of stock
options and warrants	11,300	113	46,911	-	-	47,024
Comprehensive income:
Unrealized gain on
marketable securities	-	-	-	187,440		187,440
Net income	-	-	-	-	7,187,384	7,187,384
Total comprehensive
income						7,374,824
Stock-based compensation			169,606			169,606
Tax benefit of stock- based compensation			33,773			33,773
Balance at March 31, 2008	4,638,683	$46,387	$18,539,538	$103,158	$12,824,399	$31,513,482

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2008, 2007, and 2006

Year Ended March 31
2008		2007	2006
OPERATING ACTIVITIES
Net income	$7,187,384	$4,780,783	$1,797,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	560,528	530,050	569,886
Stock-based compensation	169,606	136,370	-
Excess tax benefits	(33,773)	(2,083,886)	-
Gain (loss) on sale of fixed assets	601	-	(24,581)
Gain on marketable securities, net	(56,837)	-	-
Deferred income taxes	806,307	2,289,687	990,083
Changes in operating assets and liabilities:
Accounts receivable	(1,221,022)	(337,976)	618,443
Inventories	(439,946)	132,911	(577,010)
Prepaid expenses and other assets	(196,029)	(102,175)	(100,539)
Accounts payable and accrued expenses	(25,736)	222,728	84,797
Deferred revenue	158,143	(48,016)	(189,982)
Net cash provided by operating activities	6,909,226	5,520,476	3,168,843

INVESTING ACTIVITIES
Purchases of fixed assets	(817,596)	(321,997)	(74,110)
Proceeds from sale of fixed assets	1,500	-	25,500
Purchases of marketable securities	(16,518,287)	(9,506,521)	(3,258,612)
Proceeds from maturities and sales of marketable securities	11,832,804)	1,340,019	-
Net cash used in investing activities	(5,501,579)	(8,488,499)	(3,307,222)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	47,024	26,479	253,966
Excess tax benefits	33,773	2,083,886	-
Repayment of capital lease obligations	-	(33,281)	(67,430)
Net cash provided by financing activities	80,797	2,077,084	186,536

Increase (decrease) in cash and cash equivalents	1,488,444	(890,939)	48,157
Cash and cash equivalents at beginning of year	397,423	1,288,362	1,240,205

Cash and cash equivalents at end of year	$1,885,867	$397,423	$1,288,362

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$589	$6,051
Income taxes	$3,254,313	$44,300	$52,950

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

Marketable Securities
     We classify and account for marketable securities in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities with original maturities greater than three months and remaining maturities less than one year are classified as short-term marketable securities; securities with remaining maturities greater than one year are classified as long-term marketable securities. Securities not due at a single maturity date are classified by their average life.

     We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.” We use a specific-identification cost basis to determine gains and losses.

     We determine whether our marketable securities have other than temporary impairments in accordance with SFAS 115 Paragraph 16, which indicates that an other-than-temporary impairment exists if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down. In accordance with SAB Topic 5M, we consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider our ability to hold the securities to maturity based on our financial condition and anticipated cash flows. We have determined that no write-downs were required on available-for-sale securities during fiscal 2008, 2007, or 2006.

Concentration of Risk and Financial Instruments
     Financial instruments potentially subject to significant concentrations of credit risk consist principally of cash equivalents, marketable securities, and accounts receivable.

     We invest our excess cash in U.S. Government agency securities, corporate- and municipal-backed notes and bonds, and other money market instruments. Our investment policy prescribes investment only in high-grade securities, and limits the amount of credit exposure to any one issuer.

     Our customers include Agencies of the U.S. Government and other customers throughout the world. We generally do not require collateral from our customers, but we perform ongoing credit evaluations of their financial condition. More information on accounts receivable is contained in the section titled “Accounts Receivable and Allowance for Doubtful Accounts” of this Note.

     Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products.

Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2008 or fiscal 2007. Charges and provisions to our allowance for doubtful accounts were $157 for fiscal 2006..

Inventories
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. We record inventory reserves when we determine certain inventory is unlikely to be sold based on sales trends, turnover, competition, and other market factors.

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

Revenue Recognition
     We recognize product revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 and codified in SAB Topic 13, Revenue Recognition.

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

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $28,930 for fiscal 2008 and $18,219 for fiscal 2007.

     Payments from our distributors are not contingent on resale or any other matter other than the passage of time, and delivery of products is not dependent on the number of units resold to the ultimate customer. There are no other significant acceptance criteria, pricing or payment terms that would affect revenue recognition.

     Under our agreement dated September 27, 2001 with Agilent Technologies, Inc. to distribute our couplers under its brand, Agilent provided a refundable prepayment of $500,000. In accordance with SAB No. 101 and SAB Topic 13A as amended by SAB No. 104, we classified this prepayment as “Deferred revenue.” In accordance with the agreement, we recognized the prepayment as revenue at a rate equal to a percentage of the sale price to Agilent when we shipped products to Agilent or Avago Technologies, Inc., and reduced deferred revenue by a corresponding amount. Inventory costs associated with amortization of the prepayment were recognized as “Costs of sales” as revenue was recognized. The 2001 prepayment was fully satisfied during fiscal 2007. We executed Amendment No. 2 to the Agreement between us and Agilent effective as of June 27, 2007. Among other provisions, Amendment No. 2 provided for a nonrefundable payment of $250,000 by Avago to us. In accordance with SAB No. 101 and SAB Topic 13A as amended by SAB No. 104, we are recognizing revenue from the $250,000 payment over the Amendment term ending June 27, 2010.

Accounting for Commissions and Discounts
     We sometimes utilize independent sales representatives that provide services relating to promoting our products and facilitating product sales but do not purchase our products. We pay commissions to sales representatives based on the amount of revenue facilitated, and such commissions are recorded as selling, general, and administrative expenses.

     Our stocking distributors take title and assume the risks and rewards of product ownership. We recognize discounts to our distributors in accordance with Emerging Issues Task Force Issue No. 01‑09, Accounting for Consideration Given by a Vendor to a Customer. EITF 01‑09 addresses whether a vendor should recognize consideration given to a customer as an expense or as an offset to revenue being recognized from that same customer. We presume consideration given to a customer is a reduction in revenue unless both of the following conditions are met: (i) we receive an identifiable benefit in exchange for the consideration and the identifiable benefit is sufficiently separable from the customer’s purchase of our products such that we could have purchased the products or services from a third party; and (ii) we can reasonably estimate the fair value of the benefit received. Under EITF 01‑09 we recognize discounts provided to our distributors as reductions in revenue.

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

     Our commercial research and development contracts are generally firm-fixed-price contracts. Firm-fixed-price contracts provide for a price that is not subject to any adjustment based on our cost in performing the contract. We apply the percentage-of-completion method to these contracts for revenue recognition.

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

Income Taxes
     We account for income taxes using the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. We provide valuation allowances against deferred tax assets if we determine that it is less likely than not that we will be able to utilize the deferred tax assets.

Research and Development Expense Recognition
     Research and development costs are expensed as they are incurred.

Stock-Based Compensation
     Effective April 1, 2006 we adopted the provisions of, and began accounting for, stock-based compensation in accordance with, SFAS No. 123 (revised 2004), Share-Based Payment. Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will only be for those awards that vest. We elected the modified-prospective method of adopting SFAS No. 123(R) so that prior periods are not retroactively revised. The valuation provisions of SFAS No. 123(R) apply to awards granted after the April 1, 2006 effective date. Stock-based compensation expense for awards that were granted prior to the effective date but remain unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for our SFAS No. 123 pro forma disclosures.

Net Income Per Share
     We calculate our net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:
	Year Ended March 31
	2008	2007	2006
Weighted average common shares outstanding – basic	4,635,470	4,620,371	4,580,684
Effect of dilutive securities:
Stock options	123,195	146,154	81,927
Warrants	4,436	4,772	5,383
Shares used in computing net income per share – diluted	4,763,101	4,771,297	4,667,994

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements
     In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) that deferred of the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal year 2009 and we will adopt the remaining parts of SFAS No. 157 at the beginning of fiscal year 2010. We currently do not expect the adoption in fiscal 2009 to result in a material impact to our financial statements. We are evaluating the impact of the remaining parts of SFAS No. 157 that will be adopted in fiscal 2010.

     In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ‑ Including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. We adopted SFAS No. 159 as of the beginning of fiscal 2009, and we currently do not expect the adoption to have a material impact on our financial statements.

NOTE 3. MARKETABLE SECURITIES
     As of March 31, 2008 and 2007 our marketable securities were as follows:

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
As of March 31, 2008
U.S. agency securities	$2,435,145	$8,018	$(11,308)	$2,431,855
Corporate notes and bonds	7,094,793	58,702	(9,157)	7,144,338
Municipal notes and bonds	13,159,161	149,104	(33,451)	13,274,814
Total marketable securities	$22,689,099	$215,824	$(53,916)	$22,851,007
As of March 31, 2007
U.S. agency securities	$9,862,712	$4,031	$(122,620)	$9,744,123
Corporate notes and bonds	8,156,755	21,735	(30,845)	8,147,645
Total marketable securities	$18,019,467	$25,766	$(153,465)	$17,891,768

     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The maturities of our marketable securities as of March 31, 2008 were as follows:

Total	<1 Year	1-3 Years	3-5 Years	>5 Years
$22,851,007	$795,728	$1,349,776	$20,705,503	$-

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2008:
Less Than 12 Months			12 Months or Greater		Total
Fair Market Value		Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
U.S. agency securities	$847,586	$(6,193)	$494,885	$(5,115)	$1,342,471	$(11,308)
Corporate notes and bonds	3,506,909	(9,157)	-	-	3,506,909	(9,157)
Municipal notes and bonds	3,323,926	(33,451)	-	-	3,323,926	(33,451)
Total	$7,678,421	$(48,801)	$494,885	$(5,115)	$8,173,306	$(53,916)

     Our gross unrealized losses on U.S. agency securities relate to two securities and were primarily caused by market fluctuations. Because agency issues are of very high credit quality, and because we have the ability and intent to hold both investments until a recovery of fair value, which may be maturity, we do not consider either of the investments to be other-than-temporarily impaired at March 31, 2008.

        Three bonds make up the gross unrealized losses for corporate notes and bonds, and another three bonds make up such losses for municipal notes and bonds. These losses were primarily due to interest rate fluctuations and market-price movements. For each corporate- and municipal-backed bond with an unrealized loss, we determined that it was not probable that we would not collect all amounts due. In reaching this determination, we considered factors including the credit ratings of the bonds and historical default rates for securities of comparable credit rating. Because we determined that it was not probable that we would not collect all amounts due, and because we have the ability and intent to hold the bonds until a recovery of fair value, which may be maturity, we do not consider our corporate- or municipal-backed notes and bonds to be other-than-temporarily impaired at March 31, 2008.

NOTE 4. INVENTORIES
     Inventories consisted of the following:
	March 31
	2008	2007
Raw materials	$741,361	$862,440
Work-in-process	1,184,062	811,261
Finished goods	811,381	583,157
	2,736,804	2,256,858
Less inventory reserve	(280,000)	(240,000)
Total inventories	$2,456,804	$2,016,858

NOTE 5. STOCK-BASED COMPENSATION
     On April 1, 2006 we adopted SFAS 123(R), which requires the measurement and recognition based on estimated fair values of compensation expense for all share-based payment awards made to employees and directors. SFAS 123(R) applies to awards including stock options and employee stock purchase plans. SFAS 123(R) superseded Accounting Principles Board (APB) Opinion No. 25, which we previously applied, for periods beginning in fiscal 2007.

     We adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of April 1, 2006, the first day of fiscal 2007. Our financial statements as of and for the fiscal years ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for fiscal 2008 and 2007 are not directly comparable to prior years.

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

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2008	2007	2006
Risk-free interest rate	4.2%	4.9%	3.9%
Expected volatility	70%	81%	85%
Expected life (years)	3.5	6.5	10
Dividend yield	0%	0%	0%

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

Risk-free interest rate
     The risk-free rate is based on the yield of U.S. Treasury securities on the grant date for maturities similar to the expected lives of the options.

Volatility
     We use historical volatility to estimate the expected volatility of our common stock.

Dividend yield
     We assume a dividend yield of zero because we do not anticipate paying dividends in the foreseeable future.

Expenses related to share-based payments
     The following table shows the effect of our adoption of SFAS No. 123(R) on our net income and earning per share for fiscal 2008 and 2007. Expenses and costs related to share-based payments are presented in the same line or lines as cash compensation paid to the same employees. The effect of SFAS No. 123(R) is included in “Selling, general, and administrative expenses” and presented in the line titled “Stock-based compensation” on our Statements of Cash Flows:
	Year Ended March 31
	2008	2007
Effect of SFAS No. 123(R) on net income	$(169,606)	$(136,370)
Effect of SFAS No. 123(R) on net income per share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

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

        Prior to April 1, 2006 we accounted for our stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. The following table illustrates the effect on net earnings and net earnings per share for fiscal 2006 if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based employee compensation:

Year Ended March 31, 2006
Net income:
As reported	$1,797,746
Pro forma adjustment for stock options	(478,549)
Pro forma net income	$1,319,197
Net income per share:
Basic – as reported	$0.39
Basic – pro forma	$0.29

Diluted – as reported	$0.39
Diluted – pro forma	$0.28

Tax effects of stock-based compensation
     Stock-based compensation increased deferred taxes for fiscal 2008 by $60,599.

General stock option information
     A summary of the status of our nonvested shares at March 31, 2008 and changes during fiscal 2008 is presented below:
Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2007	6,250	$16.18
Granted	8,000	$34.71
Vested	(11,250)	$28.31
Forfeited	-	$-
Nonvested at March 31, 2008	3,000	$20.12

     The following table summarizes information about options outstanding and options exercisable at March 31, 2008:
Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 5.10 - 7.35	84,650	$6.53	3.0	84,650	$6.53
10.01 - 20.12	165,750	15.53	6.7	162,750	15.44
21.99 - 58.27	58,000	31.65	6.7	58,000	31.65
	308,400	$16.09	5.6	305,450	$16.05

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

     A summary of our incentive stock options and warrants are shown in the following table:
	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price per Share	Warrants Outstanding	Weighted Average Warrant Exercise Price per Share
Balance at March 31, 2005	240,530	308,550	$13.10	413,889	$14.92
Granted	(56,500)	56,500	$15.48	-	-
Exercised	-	(38,720)	$4.49	-	-
Terminated	14,200	(14,200)	$15.95	(401,292)	$14.96
Balance at March 31, 2006	198,230	312,130	$14.47	12,597	$13.51
Granted	(12,000)	12,000	$20.12	-	-
Exercised	-	(12,430)	$2.13	-	-
Terminated	-	-	-	(2,597)	$2.86
Balance at March 31, 2007	186,230	311,700	$15.18	10,000	$16.28
Granted	(8,000)	8,000	$34.71	-	-
Exercised	-	(11,300)	$4.16	-	-
Terminated	-	-	-	-	-
Balance at March 31, 2008	178,230	308,400	$16.09	10,000	$16.28

     Exercisable options were outstanding covering 305,400 shares at March 31, 2008; 305,450 shares at March 31, 2007; and 308,630 shares at March 31, 2006 at weighted-average exercise prices of $16.05, $15.16, and $14.56 per share. The remaining weighted-average exercisable life was 5.6, 6.3, and 7.1 years.

     No warrants were issued in fiscal 2008, 2007, or 2006. Exercisable warrants covering 10,000 shares with a weighted-average exercise price of $16.28 were outstanding at March 31, 2008 and 2007. Exercisable warrants covering 12,597 shares at a weighted-average exercise price of $13.51 per share were outstanding at March 31, 2006. Remaining weighted-average exercisable life was 4.9, 5.9, and 5.6 years at March 31, 2008, 2007, and 2006.

      The total intrinsic value of options exercised during fiscal 2008 was $312,256. At March 31, 2008 the total intrinsic value of options outstanding was $3,070,608, of which $3,034,398 were exercisable. Intrinsic value is based on our closing stock price on the last trading day of the fiscal year for in-the-money options.

     The total fair value of grants was $145,520 in fiscal 2008. At March 31, 2008, there was $30,674 of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of 17 months and will be adjusted for any future changes in estimated forfeitures.

NOTE 6. INCOME TAXES
     Income tax provisions for fiscal 2006 through 2008 consisted of the following:
	Year Ended March 31
	2008	2007	2006
Current taxes
Federal	$2,808,433	$2,338,592	$852,969
State	314,904	278,309	104,531

Deferred taxes
Federal	719,197	(188,476)	76,196
State	50,086	(17,405)	9,337
Income tax provision	$3,892,620	$2,411,020	$1,043,033

     A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2006 through 2008 is as follows:

	Year Ended March 31
	2008	2007	2006
Tax expense at U.S. statutory rate	$3,767,201	$2,445,214	$929,165
State income taxes, net of Federal benefit	238,861	179,984	113,868
Other	87,512	(50,311)	-
Benefit of tax credits	-	(61,302)	-
Change in valuation allowance	(200,954)	(102,565)	-
Income tax provision	$3,892,620	$2,411,020	$1,043,033

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2008 and 2007 were as follows:
	March 31
	2008	2007
Deferred tax assets
Deferred revenue	$68,035	$10,729
Vacation accrual	95,301	86,498
Inventory reserve	101,598	87,711
Depreciation	68,668	-
Tax credits	-	481,534
Stock-based compensation deductions	106,681	573,524
Unrealized (gain) loss	(58,748)	46,669
Other	71,870	41,441
Net deferred tax assets	$453,405	$1,328,106

     We had no tax credits at March 31, 2008. We had $481,534 of tax credits at March 31, 2007, which could be used to offset future taxable income. We also had $1,443,223 in stock-based compensation deductions at March 31, 2007 that were used to offset taxable income in fiscal 2008.

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $33,773 in fiscal 2008, $2,083,886 in fiscal 2007, and $990,083 in fiscal 2006 to “Additional paid-in capital” were due principally to the reversal of valuation allowances against deferred tax assets for carryforwards of net operating losses that were attributable to stock-based compensation deductions. The reversals occurred as a result of the actual utilization of such net operating loss carryforwards in those respective years. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years. In fiscal 2006, the amount credited to “Additional paid-in capital” was the full tax benefit of the deduction. In fiscal 2008 and 2007, following our adoption of FAS 123(R), the amounts credited to “Additional paid-in capital” were the tax benefits of the deductions to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes, in accordance with paragraph 62 of FAS 123(R).

     In fiscal 2006, “Tax benefit of stock-based compensation” on our statements of shareholders’ equity represented (i) the full tax benefit of deductions for stock-based compensation consisting of realized current-year deductions, and (ii) reversals of valuation allowances against deferred tax assets for net operating loss carryforwards attributable to stock-based compensation deductions. In fiscal 2008 and 2007, following our adoption of FAS 123(R), “Tax benefit of stock-based compensation” represented: (i) in accordance with paragraph 62 of FAS 123(R), the tax benefits of deductions for stock-based compensation to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes, and (ii) reversals of valuation allowances against deferred tax assets for net operating loss carryforwards attributable to stock-based compensation deductions.

     Cash we received from the exercise of stock options related to excess tax benefits is included in “Net proceeds from sale of common stock” in the statement of cash flows for the year in which the option was exercised and cash received by us.

     During fiscal 2006 we reversed $990,083 of our valuation allowance due to the utilization of net operating loss carryforwards from stock based compensation, and $820,398 of the remaining valuation allowance was reversed due to our assessment that it was more likely than not that we would earn sufficient operating income to realize $1,576,472 of the remaining deferred tax assets. We provided a valuation allowance of $1,855,848 as of March 31, 2006 because we did not believe that it was more likely than not that we would utilize the remaining deferred tax assets before they expire. During fiscal 2007 we reversed the $1,855,848 valuation allowance due to our assessment that it was more likely than not that we would earn sufficient operating income to realize the remaining deferred tax assets. We exhausted our stock-based compensation deductions during fiscal 2008.

     We have $311,584 of net operating losses that expire in fiscal 2020. These net operating losses are subject to limitation under Section 382 of the Internal Revenue Code.

     In July 2006 the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ‑ an interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN 48 on April 1, 2007. We recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the adoption, and at the adoption date of April 1, 2007 we had no unrecognized tax benefits that would affect our effective tax rate if recognized. At March 31, 2008 we had no unrecognized tax benefits. We do not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2008 we had no accrued interest related to uncertain tax positions. The tax years 2003 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 7. SEGMENT INFORMATION
     We operate in one reportable segment. We manufacture and sell spintronic products, and we receive contracts for research and development.

     U.S. Government Agencies accounted for less than 10% of our total revenue in fiscal 2008, 10% in fiscal 2007, and 22% in fiscal 2006. A second customer accounted for approximately 17% of total revenue in fiscal 2008, 23% in fiscal 2007, and 18% in fiscal 2006. A third customer accounted for approximately 10% of total revenue in fiscal 2008 and 11% in fiscal 2007. Revenue by geographic region was as follows:
	Year Ended March 31
	2008	2007	2006
United States	$10,792,550	$9,901,667	$8,254,566
Europe	5,981,940	3,568,014	2,160,473
Asia	3,274,700	2,577,961	1,451,903
Other	479,622	413,188	303,584
Total Revenue	$20,528,812	$16,460,830	$12,170,526

NOTE 8. COMMITMENTS AND CONTINGENCIES
Leases
     Lease payments were $224,712 for fiscal 2008, $193,010 for fiscal 2007, and $200,441 for fiscal 2006. In fiscal 2008 we executed a third amendment extending the operating lease for our facility through December 31, 2015. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring September 2009 with payments due quarterly. Our future minimum lease payments are shown in the following table:

Year Ending March 31
2009	2010	2011	2012	2013	2014	2015	2016	Total
$232,491	$242,191	$244,648	$248,280	$251,911	$255,596	$259,495	$196,904	$1,931,517

Other Contingencies
     On February 10, 2006 the first of three lawsuits was filed in the U.S. District Court for the District of Minnesota against NVE and certain of its current and former executive officers and directors by individual shareholders seeking to represent a class of purchasers of our common stock. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed seeking unspecified damages. The consolidated complaint generally alleged that the defendants violated the Securities Exchange Act by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. On July 3, 2007 the U.S. District Court granted our motion to dismiss these consolidated lawsuits, with prejudice. The plaintiffs filed an appeal from the Court’s order and the appeal is still pending. Two related actions brought by individual shareholders who seek to represent NVE derivatively were filed in Hennepin County District Court. These related actions were subsequently consolidated into a single case and an amended derivative complaint was filed. The derivative action has been stayed pending a resolution of the appeal from the U.S. District Court’s order.

     Because there is a possibility of a successful appeal by the plaintiffs and the court has yet to rule on the derivative action, we are unable to determine the ultimate disposition of these lawsuits and have therefore not recorded a liability on our balance sheet related to these actions. We have incurred legal expenses related to these lawsuits and could incur additional expenses.

NOTE 9. COMMON STOCK
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

NOTE 10. CYPRESS WARRANT
     In 2002 we issued a warrant to Cypress Semiconductor Corporation for the purchase of up to 400,000 shares of Common Stock at $15 per share. The warrant accompanied an investment in NVE by Cypress and a technology exchange agreement between NVE and Cypress. In April 2005 the warrant expired with no shares exercised.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
401(k) Employee Savings Plan
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Service maximum. In calendar year 2005 we made matching contributions equal to 100% of the first 2% of elective salary deferral contributions made by eligible participants. In 2006 we began making matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $94,585 for fiscal 2008, $97,674 for fiscal 2007, and $93,606 for fiscal 2006.

Employee Stock Purchase Plan
     In 2001 our shareholders approved and we implemented an Employee Stock Purchase Plan, which allowed us to issue up to 200,000 shares of Common Stock. The Plan was terminated effective January 1, 2006 in anticipation of the impact of SFAS No. 123(R), which would have required us to recognize expenses associated with the issuance of shares under the plan. We issued 6,449 shares of Common Stock under the plan for fiscal 2006.

EXHIBIT INDEX

Exhibit #	Description

23	Consent of Ernst & Young LLP.

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.