Form 10-Q
period 2008-06-30
NVE CORP /NEW/
filed 2008-07-23
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2008

or

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
Common Stock, $0.01 Par Value - 4,660,083 shares outstanding as of July 18, 2008

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2008	March 31, 2008*
ASSETS
Current assets
Cash and cash equivalents	$1,838,391	$1,885,867
Marketable securities, short term	795,778	795,728
Accounts receivable, net of allowance for
uncollectible accounts of $15,000	2,051,301	3,226,027
Inventories	2,532,476	2,456,804
Deferred tax assets	633,406	453,405
Prepaid expenses and other assets	585,227	529,616
Total current assets	8,436,579	9,347,447
Fixed assets
Machinery and equipment	5,206,786	5,205,288
Leasehold improvements	436,794	436,794
	5,643,580	5,642,082
Less accumulated depreciation	4,349,535	4,276,680
Net fixed assets	1,294,045	1,365,402
Marketable securities, long term	25,522,348	22,055,279
Total assets	$35,252,972	$32,768,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$350,521	$434,808
Accrued payroll and other	1,157,714	632,338
Deferred revenue	166,667	187,500
Total current liabilities	1,674,902	1,254,646

Shareholders’ equity
Common stock	46,601	46,387
Additional paid-in capital	18,993,596	18,539,538
Accumulated other comprehensive (loss) income	(189,142)	103,158
Retained earnings	14,727,015	12,824,399
Total shareholders’ equity	33,578,070	31,513,482
Total liabilities and shareholders’ equity	$35,252,972	$32,768,128

*The March 31, 2008 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2008	2007
Revenue
Product sales	$4,547,322	$4,269,100
Contract research and development	316,464	440,183
Total revenue	4,863,786	4,709,283
Cost of sales	1,407,432	1,442,968
Gross profit	3,456,354	3,266,315
Expenses
Selling, general, and administrative	529,484	563,743
Research and development	386,032	507,637
Total expenses	915,516	1,071,380
Income from operations	2,540,838	2,194,935
Interest income	254,435	224,521
Other income	3,400	-
Income before taxes	2,798,673	2,419,456
Provision for income taxes	896,057	832,121
Net income	$1,902,616	$1,587,335
Net income per share – basic	$0.41	$0.34
Net income per share – diluted	$0.40	$0.33
Weighted average shares outstanding
Basic	4,643,402	4,630,570
Diluted	4,788,460	4,809,915

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2008		2007
OPERATING ACTIVITIES
Net income	$1,902,616	$1,587,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,973	111,719
Stock-based compensation	5,598	7,292
Excess tax benefits	(236,524)	-
Gain on sale of fixed assets	(3,400)	-
Deferred income taxes	222,963	829,841
Changes in operating assets and liabilities:
Accounts receivable	1,174,726	(290,014)
Inventories	(75,672)	(55,642)
Prepaid expenses and other assets	(55,611)	(34,968)
Accounts payable and accrued expenses	441,089	(284,401)
Deferred revenue	(20,833)	5,742
Net cash provided by operating activities	3,519,925	1,876,904

INVESTING ACTIVITIES
Purchases of fixed assets	(40,784)	(225,278)
Proceeds from sale of fixed assets	3,400	-
Purchases of marketable securities	(5,051,607)	(1,512,600)
Proceeds from maturities and sales of marketable securities	1,072,916	354,066
Net cash used in investing activities	(4,016,075)	(1,383,812)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	212,150	41,625
Excess tax benefits	236,524	-
Net cash provided by financing activities	448,674	41,625

(Decrease) increase in cash and cash equivalents	(47,476)	534,717
Cash and cash equivalents at beginning of quarter	1,885,867	397,423

Cash and cash equivalents at end of quarter	$1,838,391	$932,140

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Income taxes	$-	$79,313

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The results of operations for the quarter ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2009.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (FSP SFAS No. 157-2) that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal year 2009 and we will adopt the remaining parts of SFAS No. 157 at the beginning of fiscal year 2010. Partial adoption of SFAS No. 157 in fiscal 2009 did not result in a material impact to our financial statements. We are evaluating the impact of the remaining parts of SFAS No. 157 that will be adopted in fiscal 2010.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are evaluating the impact of adoption of SFAS No. 162 and we do not currently expect adoption to have a material impact on our results of operations, cash flows or financial position.

NOTE 4. NET INCOME PER SHARE
     We calculate our net income per share in accordance with FASB SFAS No. 128, Earnings per Share. Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 21,000 for the quarter ended June 30, 2008 and 13,000 for the quarter ended June 30, 2007 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:
	Quarter Ended June 30
	2008	2007
Weighted average common shares outstanding – basic	4,643,402	4,630,570
Effect of dilutive securities:
Stock options	139,839	173,846
Warrants	5,219	5,499
Shares used in computing net income per share – diluted	4,788,460	4,809,915

NOTE 5. MARKETABLE SECURITIES
     Proceeds from maturities of marketable securities were $1,072,916 in the quarter ended June 30, 2008 and $354,066 in the quarter ended June 30, 2007. There were no gross gains or gross losses on the maturities of those securities in either quarter. We use a specific-identification cost basis to determine gains and losses.

NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Quarter Ended June 30
	2008	2007
Net income	$1,902,616	$1,587,335
Unrealized loss from marketable securities	(292,300)	(89,189)
Comprehensive income	$1,610,316	$1,498,146

NOTE 7. INVENTORIES
     Inventories consisted of the following:
	June 30 2008	March 31 2008
Raw materials	$714,745	$741,361
Work-in-process	1,287,863	1,184,062
Finished goods	829,868	811,381
	2,832,476	2,736,804
Less inventory reserve	(300,000)	(280,000)
Total inventories	$2,532,476	$2,456,804

NOTE 8. STOCK-BASED COMPENSATION
     Stock-based compensation recognized under SFAS No. 123 (revised 2004), Share-Based Payment, was $5,598 for the first quarter of fiscal 2009 and $7,292 for the first quarter of fiscal 2008. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $236,524 for the quarter ended June 30, 2008 were credited to “Additional paid-in capital.”

     At June 30, 2008 we had no unrecognized tax benefits. We do not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2008 we had no accrued interest related to uncertain tax positions. The years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 10. FAIR VALUE MEASUREMENTS
     We have marketable securities that we record at fair value based on quoted prices in an active market. The marketable securities consist of publicly-traded securities that are classified as available-for-sale securities. On the balance sheet, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $26,318,126 at June 30, 2008 and $22,851,007 at March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competition including entry of new competitors, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse legal proceedings, lower sales, failure of suppliers to meet our requirements, failure to obtain new customers, inability to carry out marketing and sales plans, inability to meet customer technical requirements, inability to consummate license agreements, ineligibility for SBIR awards, loss of key executives, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2008 as updated in Part II, Item 1A “Risk Factors”of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2008. At June 30, 2008 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, product warranty estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended June 30, 2008 compared to quarter ended June 30, 2007
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2008	2007
Revenue
Product sales	93.5%	90.7%	6.5%
Contract research and development	6.5%	9.3%	(28.1)%
Total revenue	100.0%	100.0%	3.3%
Cost of sales	28.9%	30.6%	(2.5)%
Gross profit	71.1%	69.4%	5.8%
Expenses
Selling, general, and administrative	10.9%	12.0%	(6.1)%
Research and development	8.0%	10.8%	(24.0)%
Total expenses	18.9%	22.8%	(14.5)%
Income from operations	52.2%	46.6%	15.8%
Net interest and other income	5.3%	4.8%	14.8%
Income before taxes	57.5%	51.4%	15.7%
Provision for income taxes	18.4%	17.7%	7.7%
Net income	39.1%	33.7%	19.9%

     Total revenue for the quarter ended June 30, 2008 (the first quarter of fiscal 2009) increased 3% to $4,863,786 compared to $4,709,283 for the quarter ended June 30, 2007 (the first quarter of fiscal 2008). The increase was due to a 7% increase in product sales partially offset by a 28% decrease in research and development revenue. The increase in product sales was due to the addition of new customers and increased purchases by existing customers. The decrease in research and development revenue was due to a decrease in U.S. Government contract awards to us.

     Gross profit margin increased to 71% of revenue for the first quarter of fiscal 2009 compared to 69% for the first quarter of fiscal 2008. The increase was primarily due to a more favorable revenue mix consisting of a higher percentage of product sales and increased gross margins on product sales.

     Selling, general, and administrative expense for the first quarter of fiscal 2009 decreased 6% to $529,484 compared to $563,743 for the first quarter of fiscal 2008. The decrease was primarily due to decreased audit and legal expenses.

     Research and development expense decreased 24% for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to the completion of certain research and development projects. This decrease may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development obligations.

     Net interest and other income increased 15% to $257,835 for the first quarter of fiscal 2009 compared to $224,521 for the first quarter of fiscal 2008. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $896,057 or 32% of income before taxes for the first quarter of fiscal 2009 compared to $832,121 or 34% of income before taxes for the first quarter of fiscal 2008. The decrease in the effective tax rate may not be representative of future trends because the effective tax rate can fluctuate from quarter to quarter due to a number of factors, some of which are outside our control.

     The 20% increase in net income in the first quarter of fiscal 2009 compared to the prior-year quarter was primarily due to increases in product sales and interest income, and a decrease in research and development expense.

Liquidity and capital resources
     At June 30, 2008 we had $28,156,517 in cash plus short-term and long-term marketable securities compared to $24,736,874 at March 31, 2008. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first quarter of fiscal 2009 was primarily due to $3,519,925 in net cash provided by operating activities.

     Accounts receivable decreased $1,174,726 due to collection of receivables related to revenue late in the fiscal year ended March 31, 2008.

     Purchases of fixed assets decreased to $40,784 for the first quarter of fiscal 2009 from $225,278 for the first quarter of fiscal 2008. The purchases during the first quarter of fiscal 2008 were primarily for capital equipment to increase our production capacity. We financed the purchases with cash provided by operating activities.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, and corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Marketable securities as of June 30, 2008 had remaining maturities between three weeks and 57 months. Our short-term and long-term marketable securities had a fair market value of $26,318,126 at June 30, 2008, representing approximately 75% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleged that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. Two related actions brought by individual shareholders who seek to represent NVE derivatively were filed in Hennepin County District Court. On July 3, 2007 the U.S. District Court granted our motion to dismiss the consolidated lawsuits filed in U.S. District Court, with prejudice, after finding that the consolidated complaint failed to adequately plead the plaintiffs’ claims. On May 30, 2008, the U.S. Court of Appeals for the Eighth Circuit affirmed the U.S. District Court’s dismissal.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except that the risk factor titled “We are presently involved in class action litigation” is hereby deleted. The risk factor is deleted because the U.S. Court of Appeals for the Eighth Circuit affirmed the U.S. District Court’s dismissal of the consolidated lawsuits, and we do not expect litigation, if any, regarding related actions filed in Hennepin County District Court will have a material adverse impact on our future results of operation and financial condition.

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
NVE CORPORATION
(Registrant)

July 23, 2008	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 23, 2008	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer