Form 10-Q
period 2008-09-30
NVE CORP /NEW/
filed 2008-10-22
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2008

or

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
Common Stock, $0.01 Par Value - 4,665,333 shares outstanding as of October 17, 2008

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2008 and 2007

          Statements of Income for the Six Months Ended September 30, 2008 and 2007

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits

SIGNATURES

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION
BALANCE SHEETS

	(Unaudited) September 30, 2008	March 31, 2008*
ASSETS
Current assets
Cash and cash equivalents	$1,719,313	$1,885,867
Marketable securities, short term	1,285,392	795,728
Accounts receivable, net of allowance for
uncollectible accounts of $15,000	2,868,179	3,226,027
Inventories	2,443,199	2,456,804
Deferred tax assets	732,115	453,405
Prepaid expenses and other assets	513,331	529,616
Total current assets	9,561,529	9,347,447
Fixed assets
Machinery and equipment	5,278,895	5,205,288
Leasehold improvements	436,794	436,794
	5,715,689	5,642,082
Less accumulated depreciation	4,457,873	4,276,680
Net fixed assets	1,257,816	1,365,402
Marketable securities, long term	26,036,482	22,055,279
Total assets	$36,855,827	$32,768,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$338,377	$434,808
Accrued payroll and other	558,133	632,338
Deferred revenue	145,833	187,500
Total current liabilities	1,042,343	1,254,646

Shareholders’ equity
Common stock	46,653	46,387
Additional paid-in capital	19,095,189	18,539,538
Accumulated other comprehensive (loss) income	(355,754)	103,158
Retained earnings	17,027,396	12,824,399
Total shareholders’ equity	35,813,484	31,513,482
Total liabilities and shareholders’ equity	$36,855,827	$32,768,128

*The March 31, 2008 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended September 30
	2008	2007
Revenue
Product sales	$4,871,381	$4,311,862
Contract research and development	856,409	692,758
Total revenue	5,727,790	5,004,620
Cost of sales	1,747,618	1,850,960
Gross profit	3,980,172	3,153,660
Expenses
Selling, general, and administrative	585,373	575,422
Research and development	280,863	314,037
Total expenses	866,236	889,459
Income from operations	3,113,936	2,264,201
Interest income	277,074	246,857
Income before taxes	3,391,010	2,511,058
Provision for income taxes	1,090,629	866,284
Net income	$2,300,381	$1,644,774
Net income per share – basic	$0.49	$0.35
Net income per share – diluted	$0.48	$0.34
Weighted average shares outstanding
Basic	4,661,396	4,634,442
Diluted	4,788,614	4,794,855

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2008	2007
Revenue
Product sales	$9,418,703	$8,580,962
Contract research and development	1,172,873	1,132,941
Total revenue	10,591,576	9,713,903
Cost of sales	3,155,050	3,293,928
Gross profit	7,436,526	6,419,975
Expenses
Selling, general, and administrative	1,114,857	1,139,165
Research and development	666,895	821,674
Total expenses	1,781,752	1,960,839
Income from operations	5,654,774	4,459,136
Interest income	531,509	471,378
Other income	3,400	-
Income before taxes	6,189,683	4,930,514
Provision for income taxes	1,986,686	1,698,405
Net income	$4,202,997	$3,232,109
Net income per share – basic	$0.90	$0.70
Net income per share – diluted	$0.88	$0.67
Weighted average shares outstanding
Basic	4,652,448	4,632,506
Diluted	4,779,606	4,792,882

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2008		2007
OPERATING ACTIVITIES
Net income	$4,202,997	$3,232,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225,116	240,921
Stock-based compensation	75,476	158,410
Excess tax benefits	(236,524)	-
Gain on sale of fixed assets	(3,400)	-
Deferred income taxes	219,117	874,643
Changes in operating assets and liabilities:
Accounts receivable	357,848	(325,789)
Inventories	13,605	(128,305)
Prepaid expenses and other assets	16,285	(701,723)
Accounts payable and accrued expenses	(170,636)	(263,121)
Deferred revenue	(41,667)	81,091
Net cash provided by operating activities	4,658,217	3,168,236

INVESTING ACTIVITIES
Purchases of fixed assets	(117,530)	(515,157)
Proceeds from sale of fixed assets	3,400	-
Purchases of marketable securities	(6,602,443)	(2,358,159)
Proceeds from maturities and sales of marketable securities	1,411,361	422,947
Net cash used in investing activities	(5,305,212)	(2,450,369)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	243,917	44,024
Excess tax benefits	236,524	-
Net cash provided by financing activities	480,441	44,024

(Decrease) increase in cash and cash equivalents	(166,554)	761,891
Cash and cash equivalents at beginning of period	1,885,867	397,423

Cash and cash equivalents at end of period	$1,719,313	$1,159,314

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,631,000	$1,484,313

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The results of operations for the quarter ended September 30 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2009.

NOTE 3. NET INCOME PER SHARE
     We calculate our net income per share in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 60,000 for the quarter and six months ended September 30, 2008 and 21,000 for the quarter and six months ended September 30, 2007 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:
	Quarter Ended Sept. 30
	2008	2007
Weighted average common shares outstanding – basic	4,661,396	4,634,442
Effect of dilutive securities:
Stock options	122,329	155,242
Warrants	4,889	5,171
Shares used in computing net income per share – diluted	4,788,614	4,794,855

	Six Months Ended Sept. 30
	2008	2007
Weighted average common shares outstanding – basic	4,652,448	4,632,506
Effect of dilutive securities:
Stock options	122,269	155,205
Warrants	4,889	5,171
Shares used in computing net income per share – diluted	4,779,606	4,792,882

NOTE 4. MARKETABLE SECURITIES
     Proceeds from maturities of marketable securities were $1,411,361 in the six months ended September 30, 2008 and $422,947 in the six months ended September 30, 2007. There were no gross gains or gross losses on the maturities of those securities in either period. We use a specific-identification cost basis to determine gains and losses.

NOTE 5. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:

	Quarter Ended Sept. 30
	2008	2007
Net income	$2,300,381	$1,644,774
Unrealized (loss) gain from marketable securities	(166,612)	130,513
Comprehensive income	$2,133,769	$1,775,287

	Six Months Ended Sept. 30
	2008	2007
Net income	$4,202,997	$3,232,109
Unrealized (loss) gain from marketable securities	(458,912)	41,324
Comprehensive income	$3,744,085	$3,273,433

NOTE 6. INVENTORIES
     Inventories consisted of the following:
	September 30 2008	March 31 2008
Raw materials	$622,583	$741,361
Work-in-process	1,297,802	1,184,062
Finished goods	822,814	811,381
	2,743,199	2,736,804
Less inventory reserve	(300,000)	(280,000)
Total inventories	$2,443,199	$2,456,804

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation recognized under SFAS No. 123 (revised 2004), Share-Based Payment, was $69,878 for the second quarter of fiscal 2009, $151,118 for the second quarter of fiscal 2008, $75,476 for the first six months of fiscal 2009, and $158,410 for the first six months of fiscal 2008. The decrease in expense under SFAS No. 123(R) was due to a decrease to 1,000 share options granted to each non-employee director on their reelection to our Board, compared to 2,000 shares in the prior-year period, in consideration of the addition of cash compensation for non-employee directors. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $236,524 for the six months ended September 30, 2008 were credited to “Additional paid-in capital.” No tax provisions were credited to “Additional paid-in capital” for the six months ended September 30, 2007.

     At September 30, 2008 we had no unrecognized tax benefits. We do not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2008 we had no accrued interest related to uncertain tax positions. The years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. FAIR VALUE MEASUREMENTS
     We have marketable securities that we record at fair value based on quoted prices in an active market. The marketable securities consist of publicly-traded securities that are classified as available-for-sale securities. On the balance sheet, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $27,321,874 at September 30, 2008 and $22,851,007 at March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competition including entry of new competitors, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse legal proceedings, lower sales, failure of suppliers to meet our requirements, failure to obtain new customers, inability to carry out marketing and sales plans, inability to meet customer technical requirements, inability to consummate license agreements, ineligibility for SBIR awards, loss of key executives, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2008 as updated in our subsequently-filed Quarterly Reports on Form 10-Q.

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

Critical Accounting Policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2008. At September 30, 2008 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, product warranty estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended September 30, 2008 compared to quarter ended September 30, 2007
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2008	2007
Revenue
Product sales	85.0%	86.2%	13.0%
Contract research and development	15.0%	13.8%	23.6%
Total revenue	100.0%	100.0%	14.5%
Cost of sales	30.5%	37.0%	(5.6)%
Gross profit	69.5%	63.0%	26.2%
Expenses
Selling, general, and administrative	10.2%	11.5%	1.7%
Research and development	4.9%	6.3%	(10.6)%
Total expenses	15.1%	17.8%	(2.6)%
Income from operations	54.4%	45.2%	37.5%
Interest income	4.8%	5.0%	12.2%
Income before taxes	59.2%	50.2%	35.0%
Provision for income taxes	19.0%	17.3%	25.9%
Net income	40.2%	32.9%	39.9%

     Total revenue for the quarter ended September 30, 2008 (the second quarter of fiscal 2009) increased 14% to $5,727,790 compared to $5,004,620 for the quarter ended September 30, 2007 (the second quarter of fiscal 2008). The increase was due to a 13% increase in product sales and a 24% increase in contract research and development revenue. The increase in product sales was due to increased volume from the addition of new customers and increased purchase volume by existing customers. The increase in research and development revenue was due to new contracts.

     Gross profit margin increased to 69% of revenue for the second quarter of fiscal 2009 compared to 63% for the second quarter of fiscal 2008. The increase was primarily due to higher margins on product sales.

     Research and development expense decreased 11% for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due to the completion of certain research and development projects and an increase in contract research and development obligations. This decrease may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development obligations.

     Interest income increased 12% to $277,074 for the second quarter of fiscal 2009 compared to $246,857 for the second quarter of fiscal 2008. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,090,629 or 32% of income before taxes for the second quarter of fiscal 2009 compared to $866,284 or 34% of income before taxes for the second quarter of fiscal 2008. The decrease in the effective tax rate may not be representative of future trends because the effective tax rate can fluctuate from quarter to quarter due to a number of factors, some of which are outside our control.

     The 40% increase in net income in the second quarter of fiscal 2009 compared to the prior-year quarter was primarily due to increases in total revenue, interest income, and gross profit margin, and a decrease in research and development expense.

Six months ended September 30, 2008 compared to six months ended September 30, 2007
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2008	2007
Revenue
Product sales	88.9%	88.3%	9.8%
Contract research and development	11.1%	11.7%	3.5%
Total revenue	100.0%	100.0%	9.0%
Cost of sales	29.8%	33.9%	(4.2)%
Gross profit	70.2%	66.1%	15.8%
Expenses
Selling, general, and administrative	10.5%	11.7%	(2.1)%
Research and development	6.3%	8.5%	(18.8)%
Total expenses	16.8%	20.2%	(9.1)%
Income from operations	53.4%	45.9%	26.8%
Interest and other income	5.0%	4.9%	12.8%
Income before taxes	58.4%	50.8%	25.5%
Provision for income taxes	18.7%	17.5%	17.0%
Net income	39.7%	33.3%	30.0%

     Total revenue for the six months ended September 30, 2008 increased 9% to $10,591,576 compared to $9,713,903 for the six months ended September 30, 2007. The increase was due to a 10% increase in product sales and a 4% increase in research and development revenue. The increase in product sales was due to increased volume from the addition of new customers and increased purchase volume by existing customers.

     Gross profit margin increased to 70% of revenue for the first six months of fiscal 2009 compared to 66% for the first six months of fiscal 2008. The increase was primarily due to higher margins on product sales.

     Research and development expense decreased 19% for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 due to the completion of certain research and development projects and an increase in contract research and development obligations. This decrease may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development obligations.

     Interest and other income increased 5% to $534,909 for the first six months of fiscal 2009 compared to $471,378 for the first six months of fiscal 2008. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,986,686 or 32% of income before taxes for the first six months of fiscal 2009 compared to $1,698,405 or 34% of income before taxes for the first six months of fiscal 2008. The decrease in the effective tax rate may not be representative of future trends because the effective tax rate can fluctuate from period to period due to a number of factors, some of which are outside our control.

     The 30% increase in net income in the first six months of fiscal 2009 compared to the prior-year period was primarily due to an increase in product sales and interest income, an increase in gross profit margin, and a decrease in expenses.

Liquidity and capital resources
     At September 30, 2008 we had $29,041,187 in cash plus short-term and long-term marketable securities compared to $24,736,874 at March 31, 2008. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first six months of fiscal 2009 was primarily due to $4,658,217 in net cash provided by operating activities.

     Accounts receivable decreased $357,848 in the first six months of fiscal 2009 due to collection of receivables related to revenue late in the fiscal year ended March 31, 2008.

     Purchases of fixed assets decreased to $117,530 for the first six months of fiscal 2009 from $515,157 for the first six months of fiscal 2008. Purchases during both periods were primarily for capital equipment to increase our production capacity and were financed with cash provided by operating activities.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, and corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. Marketable securities as of September 30, 2008 had remaining maturities between 37 weeks and 54 months. Our short-term and long-term marketable securities had a fair market value of $27,321,874 at September 30, 2008, representing approximately 74% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including or Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     During the quarter ended September 30, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 except as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.
     Our Annual Meeting of Shareholders was held on August 7, 2008. Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act. All of our directors attended the meeting. The Annual Meeting was held for the following purposes: (1) to elect five directors to serve until the next Annual Meeting of Shareholders; and (2) to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009. There were 4,644,083 shares of common stock entitled to vote at the meeting with a majority represented at the meeting. The affirmative vote of the majority of the votes cast was required to pass each of the proposals. The Board of Directors recommended a vote for election of the director nominees and for ratification of the selection of our independent registered public accounting firm. There was no solicitation in opposition.

     Each director nominee was reelected to serve as a director until our next Annual Meeting of Shareholders and the selection of our independent registered public accounting firm was ratified. Voting results were as follows:
		Number of Shares
		Voted For	Withheld	Abstain
1.	To elect five directors to serve until the next Annual Meeting of Shareholders.
	Terrence W. Glarner	3,828,621	114,244	2,048
	Daniel A. Baker	3,828,800	114,065	2,048
	James D. Hartman	3,844,135	98,730	2,048
	Patricia M. Hollister	3,840,435	102,430	2,048
	Robert H. Irish	3,814,601	128,264	2,048

		Number of Shares
		Voted For	Voted Against	Abstain
2.	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009.	3,888,259	42,026	14,628

Item 6. Exhibits.

Exhibit #	Description

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

October 22, 2008	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 22, 2008	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer