Form 10-Q
period 2008-12-31
NVE CORP /NEW/
filed 2009-01-21
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2008

or

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
Common Stock, $0.01 Par Value – 4,665,333 shares outstanding as of January 16, 2009

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2008 and 2007

          Statements of Income for the Nine Months Ended December 31, 2008 and 2007

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION
BALANCE SHEETS

	(Unaudited) December 31, 2008	March 31, 2008*
ASSETS
Current assets
Cash and cash equivalents	$2,438,109	$1,885,867
Marketable securities, short term	498,835	795,728
Accounts receivable, net of allowance for
uncollectible accounts of $15,000	2,699,346	3,226,027
Inventories	2,462,098	2,456,804
Deferred tax assets	509,271	453,405
Prepaid expenses and other assets	614,516	529,616
Total current assets	9,222,175	9,347,447
Fixed assets
Machinery and equipment	5,328,531	5,205,288
Leasehold improvements	450,546	436,794
	5,779,077	5,642,082
Less accumulated depreciation	4,356,826	4,276,680
Net fixed assets	1,422,251	1,365,402
Marketable securities, long term	29,179,003	22,055,279
Total assets	$39,823,429	$32,768,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$405,815	$434,808
Accrued payroll and other	612,011	632,338
Deferred revenue	125,000	187,500
Total current liabilities	1,142,826	1,254,646

Shareholders’ equity
Common stock	46,653	46,387
Additional paid-in capital	19,100,787	18,539,538
Accumulated other comprehensive income	37,363	103,158
Retained earnings	19,495,800	12,824,399
Total shareholders’ equity	38,680,603	31,513,482
Total liabilities and shareholders’ equity	$39,823,429	$32,768,128

*The March 31, 2008 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended December 31
	2008	2007
Revenue
Product sales	$4,596,948	$4,249,809
Contract research and development	1,287,165	515,716
Total revenue	5,884,113	4,765,525
Cost of sales	1,763,090	1,663,045
Gross profit	4,121,023	3,102,480
Expenses
Selling, general, and administrative	508,953	492,771
Research and development	258,998	347,344
Total expenses	767,951	840,115
Income from operations	3,353,072	2,262,365
Interest income	306,814	259,865
Other income	800	62,930
Income before taxes	3,660,686	2,585,160
Provision for income taxes	1,192,282	882,867
Net income	$2,468,404	$1,702,293
Net income per share – basic	$0.53	$0.37
Net income per share – diluted	$0.52	$0.36
Weighted average shares outstanding
Basic	4,665,333	4,637,275
Diluted	4,783,633	4,764,430

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2008	2007
Revenue
Product sales	$14,015,651	$12,830,771
Contract research and development	2,460,038	1,648,657
Total revenue	16,475,689	14,479,428
Cost of sales	4,918,140	4,956,973
Gross profit	11,557,549	9,522,455
Expenses
Selling, general, and administrative	1,623,810	1,631,936
Research and development	925,893	1,169,018
Total expenses	2,549,703	2,800,954
Income from operations	9,007,846	6,721,501
Interest income	838,323	731,243
Other income	4,200	62,930
Income before taxes	9,850,369	7,515,674
Provision for income taxes	3,178,968	2,581,272
Net income	$6,671,401	$4,934,402
Net income per share – basic	$1.43	$1.06
Net income per share – diluted	$1.40	$1.04
Weighted average shares outstanding
Basic	4,656,758	4,634,102
Diluted	4,774,925	4,761,112

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended Dec. 31
2008		2007
OPERATING ACTIVITIES
Net income	$6,671,401	$4,934,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	343,711	387,453
Stock-based compensation	81,074	164,008
Excess tax benefits	(236,524)	(33,773)
Gain on sale of fixed assets	(4,200)	(1,500)
Gain on marketable securities, net	-	(61,430)
Deferred income taxes	218,134	848,999
Changes in operating assets and liabilities:
Accounts receivable	526,681	(177,757)
Inventories	(5,294)	(476,954)
Prepaid expenses and other assets	(84,900)	(505,450)
Accounts payable and accrued expenses	(49,320)	(107,431)
Deferred revenue	(62,500)	207,744
Net cash provided by operating activities	7,398,263	5,178,311

INVESTING ACTIVITIES
Purchases of fixed assets	(400,560)	(642,170)
Proceeds from sale of fixed assets	4,200	1,500
Purchases of marketable securities	(8,367,695)	(11,153,044)
Proceeds from maturities and sales of marketable securities	1,437,593	7,388,884
Net cash used in investing activities	(7,326,462)	(4,404,830)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	243,917	47,024
Excess tax benefits	236,524	33,773
Net cash provided by financing activities	480,441	80,797

Increase in cash and cash equivalents	552,242	854,278
Cash and cash equivalents at beginning of period	1,885,867	397,423

Cash and cash equivalents at end of period	$2,438,109	$1,251,701

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$2,806,000	$2,209,313

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008. The results of operations for the quarter ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2009.

NOTE 3. NET INCOME PER SHARE
     We calculate our net income per share in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 60,000 for the quarter and nine months ended December 31, 2008 and 56,000 for the quarter and nine months ended December 31, 2007 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:
	Quarter Ended Dec. 31
	2008	2007
Weighted average common shares outstanding – basic	4,665,333	4,637,275
Effect of dilutive securities:
Stock options	113,670	122,734
Warrants	4,630	4,421
Shares used in computing net income per share – diluted	4,783,633	4,764,430

	Nine Months Ended Dec. 31
	2008	2007
Weighted average common shares outstanding – basic	4,656,758	4,634,102
Effect of dilutive securities:
Stock options	113,537	122,589
Warrants	4,630	4,421
Shares used in computing net income per share – diluted	4,774,925	4,761,112

NOTE 4. MARKETABLE SECURITIES
     Proceeds from maturities of marketable securities were $1,437,593 in the nine months ended December  31, 2008, and there were no gross gains or gross losses on the maturities of those securities. Proceeds from maturities and sales of marketable securities were $7,388,884 in the nine months ended December 31, 2007, with gross gains of $65,931 and gross losses of $4,501 for those maturities and sales. We use a specific-identification cost basis to determine gains and losses.

NOTE 5. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended Dec. 31
	2008	2007
Net income	$2,468,404	$1,702,293
Unrealized gain from marketable securities	393,117	36,317
Comprehensive income	$2,861,521	$1,738,610

	Nine Months Ended Dec. 31
	2008	2007
Net income	$6,671,401	$4,934,402
Unrealized (loss) gain from marketable securities	(65,795)	77,641
Comprehensive income	$6,605,606	$5,012,043

NOTE 6. INVENTORIES
     Inventories consisted of the following:
	December 31 2008	March 31 2008
Raw materials	$614,230	$741,361
Work-in-process	1,282,485	1,184,062
Finished goods	865,383	811,381
	2,762,098	2,736,804
Less inventory reserve	(300,000)	(280,000)
Total inventories	$2,462,098	$2,456,804

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation recognized under SFAS No. 123 (revised 2004), Share-Based Payment, was $5,598 for the third quarter of fiscal 2009, $5,598 for the third quarter of fiscal 2008, $81,074 for the first nine months of fiscal 2009, and $164,008 for the first nine months of fiscal 2008. The decrease in expense under SFAS No. 123(R) for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was due to a decrease to 1,000 share options granted to each non-employee director on their reelection to our Board, compared to 2,000 shares in the prior-year period, in consideration of the addition of cash compensation for non-employee directors. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $236,524 for the nine months ended December 31, 2008 and $33,773 for the nine months ended December 31, 2007 were credited to “Additional paid-in capital.”

     At December 31, 2008 we had no unrecognized tax benefits. We do not believe unrecognized tax benefits will significantly change within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008 we had no accrued interest related to uncertain tax positions. The years 2005 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. FAIR VALUE MEASUREMENTS
     We have marketable securities that we record at fair value based on quoted prices in an active market. The marketable securities consist of publicly-traded securities that are classified as available-for-sale securities. On the balance sheet, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $29,677,838 at December 31, 2008 and $22,851,007 at March 31, 2008.

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

Critical Accounting Policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2008. At December 31, 2008 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, product warranty estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended December 31, 2008 compared to quarter ended December 31, 2007
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2008	2007
Revenue
Product sales	78.1%	89.2%	8.2%
Contract research and development	21.9%	10.8%	149.6%
Total revenue	100.0%	100.0%	23.5%
Cost of sales	30.0%	34.9%	6.0%
Gross profit	70.0%	65.1%	32.8%
Expenses
Selling, general, and administrative	8.6%	10.3%	3.3%
Research and development	4.4%	7.3%	(25.4)%
Total expenses	13.0%	17.6%	(8.6)%
Income from operations	57.0%	47.5%	48.2%
Interest and other income	5.2%	6.7%	(4.7)%
Income before taxes	62.2%	54.2%	41.6%
Provision for income taxes	20.2%	18.5%	35.0%
Net income	42.0%	35.7%	45.0%

     Total revenue for the quarter ended December 31, 2008 (the third quarter of fiscal 2009) increased 23% to $5,884,113 compared to $4,765,525 for the quarter ended December 31, 2007 (the third quarter of fiscal 2008). The increase was due to an 8% increase in product sales and a 150% increase in contract research and development revenue. The increase in product sales was due to increased volume from the addition of new customers and increased purchase volume by existing customers. The increase in research and development revenue was due to new contracts. The increase in research and development revenue may not be representative of future trends and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 70% of revenue for the third quarter of fiscal 2009 compared to 65% for the third quarter of fiscal 2008. The increase was due to higher margins on both product sales and research and development revenue.

     Research and development expense decreased 25% for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to the completion of certain research and development projects and an increase in contract research and development obligations. This decrease may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development obligations.

     Interest income increased 18% to $306,814 for the third quarter of fiscal 2009 compared to $259,865 for the third quarter of fiscal 2008. The increase was due to an increase in interest-bearing marketable securities. Other income was $800 for the third quarter of fiscal 2009 compared to $62,930 for the third quarter of fiscal 2008. Other income for the third quarter of fiscal 2008 consisted primarily of a $61,430 net gain on maturities and sales of marketable securities.

     The provision for income taxes was $1,192,282, or 33% of income before taxes, for the third quarter of fiscal 2009 compared to $882,867, or 34% of income before taxes, for the third quarter of fiscal 2008. The decrease in the effective tax rate may not be representative of future trends because the effective tax rate can fluctuate from quarter to quarter due to a number of factors, some of which are outside our control.

     The 45% increase in net income in the third quarter of fiscal 2009 compared to the prior-year quarter was primarily due to increases in total revenue and gross profit margin, and a decrease in research and development expense.

Nine months ended December 31, 2008 compared to nine months ended December 31, 2007
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2008	2007
Revenue
Product sales	85.1%	88.6%	9.2%
Contract research and development	14.9%	11.4%	49.2%
Total revenue	100.0%	100.0%	13.8%
Cost of sales	29.9%	34.2%	(0.8)%
Gross profit	70.1%	65.8%	21.4%
Expenses
Selling, general, and administrative	9.8%	11.3%	(0.5)%
Research and development	5.6%	8.1%	(20.8)%
Total expenses	15.4%	19.4%	(9.0)%
Income from operations	54.7%	46.4%	34.0%
Interest and other income	5.1%	5.5%	6.1%
Income before taxes	59.8%	51.9%	31.1%
Provision for income taxes	19.3%	17.8%	23.2%
Net income	40.5%	34.1%	35.2%

     Total revenue for the nine months ended December 31, 2008 increased 14% to $16,475,689 compared to $14,479,428 for the nine months ended December 31, 2007. The increase was due to a 9% increase in product sales and a 49% increase in research and development revenue. The increase in product sales was due to increased volume from the addition of new customers and increased purchase volume by existing customers. The increase in research and development revenue was due to new contracts.

     Gross profit margin increased to 70% of revenue for the first nine months of fiscal 2009 compared to 66% for the first nine months of fiscal 2008. The increase was due to higher margins on both product sales and research and development revenue.

     Research and development expense decreased 21% for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 due to the completion of certain research and development projects and an increase in contract research and development obligations.

     Interest and other income increased 6% to $842,523 for the first nine months of fiscal 2009 compared to $794,173 for the nine months ended December 31, 2007. The increase was primarily due to an increase in interest-bearing marketable securities. Other income for the nine months ended December 31, 2007 consisted primarily of a $61,430 net gain on maturities and sales of marketable securities.

     The provision for income taxes was $3,178,968 or 32% of income before taxes for the first nine months of fiscal 2009 compared to $2,581,272 or 34% of income before taxes for the first nine months of fiscal 2008. The decrease in the effective tax rate may not be representative of future trends because the effective tax rate can fluctuate from quarter to quarter due to a number of factors, some of which are outside our control.

     The 35% increase in net income in the first nine months of fiscal 2009 compared to the prior-year period was primarily due to increases in total revenue and gross profit margin, and a decrease in research and development expense.

Seasonality
     Product sales for the third quarter of fiscal 2009 were less than the immediately preceding quarter, which is the same pattern as each of the three previous fiscal years. This pattern may be due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. We do not know if this pattern will continue, and we do not know if product sales will increase in the fourth quarter of fiscal 2009 compared to the third quarter of fiscal 2009 as they have in the three previous fiscal years.

Liquidity and capital resources
     At December 31, 2008 we had $32,115,947 in cash plus short-term and long-term marketable securities compared to $24,736,874 at March 31, 2008. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first nine months of fiscal 2009 was primarily due to $7,398,263 in net cash provided by operating activities.

     Accounts receivable decreased $526,681 in the first nine months of fiscal 2009 due to collection of receivables related to revenue late in the fiscal year ended March 31, 2008.

     Purchases of fixed assets were $400,560 for the first nine months of fiscal 2009 compared to $642,170 for the first nine months of fiscal 2008. Purchases during both periods were primarily for capital equipment to increase our production capacity and were financed with cash provided by operating activities.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of December 31, 2008 had remaining maturities between 11 weeks and 52 months. Our short-term and long-term marketable securities had a fair market value of $29,677,838 at December 31, 2008, representing approximately 75% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

     During the quarter ended December 31, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 except as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and as follows.

     The following risk factor is added:

Our marketable securities are subject to risks which may affect the liquidity of these investments or cause losses.
     At December 31, 2008, we held $29,677,838 in short-term and long-term marketable securities, which included government agency obligations, municipal obligations, and corporate obligations. The ongoing credit crisis has significantly affected issuer credit rating, insurer financial condition and credit rating, liquidity, market, and interest rates for these and other types of obligations. The financial market risks associated with our marketable securities may have an adverse effect on our financial condition, results of operations, or cash flows.

     The risk factor titled “We face an uncertain economic environment in our industry that could adversely affect our business and operations” is replaced in its entirety by the following risk factor:

We face an uncertain economic environment in the industries we serve, which could adversely affect our business.
     A significant portion of our product sales are into industries affected by the recent worldwide economic downturn. This downturn has resulted in a significant decrease in the semiconductor market, which is the primary market for our products. Industries we serve that have been affected by the economic downturn include industrial control, factory automation, scientific instruments, and certain medical industries. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent recovery, worldwide or in the industries we serve. A material adverse impact on our business and revenue is likely if the economy or industries we serve do not improve from their present levels.

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
NVE CORPORATION
(Registrant)

January 21, 2009	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 21, 2009	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer