Form 10-K
period 2009-03-31
NVE CORP /NEW/
filed 2009-05-06
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to____________________
Commission file number 000-12196

NVE CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-1424202
State or other jurisdiction of incorporation or organization	(I.R.S.Employer Identification No.)

11409 Valley View Road, Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 829-9217

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value (“Common Stock”)	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes [X]  No [   ]
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [   ]  No [   ]
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
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $118 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of May 1, 2009 was 4,669,333.
_______________

DOCUMENTS INCORPORATED BY REFERENCE
       Portions of our Proxy Statement for our 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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
Research and Development Activities
Government Regulations
Number of Employees
Financial Information About Geographical Areas
Available Information
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Shareholders and Dividends
Stock Price Performance Graph
Stock Repurchase Program
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Item 15. Exhibits and Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to an uncertain economic environment, risks associated with our marketable securities, competition including entry of new competitors, progress in research and development activities by us and others, variations in costs that are beyond our control, adverse legal proceedings, lower sales, failure of suppliers to meet our requirements, failure to obtain new customers, inability to carry out marketing and sales plans, inability to meet customer technical requirements, inability to consummate license agreements, ineligibility for SBIR awards, loss of key executives, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For further information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

     Magnetic sensors can be used for a number of purposes including detecting the position or speed of robotics and mechanisms, or for communicating with implantable medical devices. We believe our spintronic sensors are smaller, more precise, and more reliable than competing devices.

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

Our Enabling Technology
     Our designs are generally based on either giant magnetoresistance or tunneling magnetoresistance. These structures produce a large change in electrical resistance depending on the electron spin orientation in a free layer.

     In giant magnetoresistance (GMR) devices, resistance changes due to conduction electrons scattering at interfaces within the devices. The GMR effect is only significant if the layer thicknesses are less than the mean free path of conduction electrons, which is approximately five nanometers. Our critical GMR conductor layers may be less than two nanometers, or five atomic layers, thick. Technological advances in recent years have made it practical to manufacture such small dimensions.

     The second type of spintronic structure we use is based on tunneling magnetoresistance (TMR). Such devices are known as Spin-Dependent Tunnel (SDT) junctions, Magnetic Tunnel Junctions (MTJs), or Tunneling Magnetic Junctions (TMJs). SDT junctions use tunnel barriers that are so thin that electrons can “tunnel” through a normally insulating material to cause a resistance change. SDT barrier thicknesses can be in the range of one to four nanometers (less than ten molecules).

     In our products, the spintronic elements are connected to integrated circuitry and packaged in much the same way as conventional integrated circuits.

Our Strategy
     Our vision is to become the leading developer of practical spintronics technology and devices. We plan to do that by selling the products described below and licensing our MRAM technology. To grow product sales, we plan to broaden our sensor and coupler product lines, and longer-term to target larger markets such as consumer electronics.

Our Products and Markets
     We operate in one reportable segment. For financial information concerning this segment see “Note 8 – Segment Information” of the Financial Statements included elsewhere in this Report.

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

Standard sensors
     Our standard, or catalog, sensors are generally used to detect the presence of a magnetic or metallic material to determine position or speed. We believe our spintronic sensors are smaller, more precise, and more reliable than competing devices. Our major market for standard sensors is factory automation.

Custom and medical sensors
     Our primary custom products are sensors for medical devices, which are customized to our customers’ requirements and manufactured under stringent medical device quality standards. Most are used to replace electromechanical magnetic switches. We believe our sensors have important advantages in medical devices compared to electromechanical switches, including no moving parts for inherent reliability, and being smaller, more sensitive, and more precise. Our sensors can be customized using customer-specific integrated signal processing and design variations that can include the range and sensitivity to magnetic fields, electrical resistance, and multi-sensor elements configuration. Future custom sensor target markets include consumer and automotive electronics.

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

     We have four lines of coupler products: IL600-Series passive-input couplers; IL700/IL200-Series digital-input couplers; new, cost-effective IL500-Series couplers; and IL400/IL3000-Series isolated network signal couplers.

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

New Product Status
     In the past year we began marketing several new products including:
          • the IL500-Series of lower-priced spintronic couplers;
          • integrated spintronic current sensors; and
          • tunneling magnetoresistance angle sensors.

Our Competition
Industrial Sensor Competition
     A limited number of other companies claim to either make or have the capability to make GMR and TMR sensors. Also, several competitors make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive as our GMR or TMR sensors.

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

     In addition to being a customer, Avago is a leading producer of high-speed optical couplers. Other prominent optical coupler suppliers are Fairchild Semiconductor International, NEC Corporation, Sharp Corporation, Toshiba Corporation, and Vishay Intertechnology. We believe our couplers are faster and have longer life than optical couplers.

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

     We make a number of isolated network signal couplers that combine spintronics coupling with network protocol functions, such as RS-485 (also known as TIA-485 or EIA-485), in a single package. Competitive network signal couplers are available from Analog Devices; Linear Technology Corporation; Maxim Integrated Products, Inc.; and Texas Instruments. Based on a comparison of published specifications, we believe our devices have speed, miniaturization, and product-line breadth advantages over other network signal couplers.

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

     Emerging technologies competing with MRAM include carbon nanotubes, phase-change memory (PCM; also known as PRAM, chalcogenide, CRAM, or Ovonic memory), and resistive RAM (RRAM). We believe that MRAM has advantages over these technologies in either manufacturability, speed, or endurance. Companies developing carbon nanotube memory include Nantero, Inc. , a number of companies are developing PCM, and several memory makers have been reported to be involved in RRAM research.

     Other companies that may compete with us for MRAM research and development or service business, or that may be attempting to develop MRAM intellectual property with the intention of licensing to others include Crocus Technology SA (Grenoble, France), Grandis, Inc., MagSil Corporation, Spintec (Grenoble, France), Spintron (Marseille, France), and Spintronics Plc (London, UK).

Principal Suppliers and Raw Materials
     Our principal suppliers include manufacturers of semiconductor wafers that are incorporated into our products. These include Advanced Semiconductor Manufacturing Corporation of Shanghai (China); Intersil Corporation; ON Semiconductor Corporation; Silicon Quest International, Inc.; Taiwan Semiconductor Manufacturing Corporation; Texas Instruments Incorporated; and X-FAB Silicon Foundries Group. Other companies provide device packaging services, including Circuit Electronics Industries (Ayutthaya, Thailand); United Test and Assembly Center Ltd. (Singapore); and SPEL Semiconductor Limited (Chennai, India).

Intellectual Property
Patents
     We were granted five U.S. patents assigned to us in the fiscal year ended March 31, 2009. As of March 31, 2009 we had a total of 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. Our technology is protected by more than 100 patents worldwide either issued, pending or licensed from others. We are continuing to develop inventions and expect to add to our patent portfolio. There are no patents we regard as critical to our business owned by us or licensed to us that expire in the next 12 months.

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

Trademarks
     “NVE” and “IsoLoop” are our registered trademarks. Other trademarks include “GMR Switch” and “GT Sensor.”

Licenses
     We have licensed certain of our MRAM intellectual property to several companies, including Cypress, Honeywell, and Motorola, Inc.

Agreements with Honeywell
     We have agreements and amendments to agreements with Honeywell dating back approximately to our founding. Under these agreements we are not required to pay royalties to Honeywell for the use of their intellectual property, and Honeywell has intellectual property rights to certain of our earlier-developed MRAM technology.

Motorola License
     We granted Motorola a non-exclusive, non-transferable, and non-assignable license to our MRAM intellectual property and received advance payments in conjunction with the agreement. Motorola has since separated Freescale. Motorola and Freescale asked us to consent to Motorola’s assignment of the Patent License Option Agreement to Freescale. We have declined to provide such consent without additional consideration. We believe the Motorola agreement likely terminated in 2005 because Motorola transferred manufacturing to Freescale. Freescale since announced the formation of an independent company to take ownership of Freescale’s MRAM manufacturing assets.

Royalty Agreement
     We have licensed rights to another organization’s GMR-related patent family, and that agreement calls for us to pay royalties on our sales of certain products. Payments under this agreement have been less than $5,000 for each of the most recent three fiscal years. The agreement remains in force until the expiration of the last patent, which we believe will be June 14, 2009.

Other Licenses
     We have a technology exchange agreement with Cypress Semiconductor Corporation. None of the rights we have under this agreement are currently important to our business.

Working Capital Items
     Like other companies in the electronics industry, we have historically invested in capital equipment for manufacturing and testing our products, as well as research and development equipment. We have also deployed significant capital in inventories to have our products available from stock, to receive more favorable pricing for raw materials, and to guard against raw material shortages.

Major Customers
     We rely on several customers for a large percentage of our revenue. These include: Avago Technologies; Phonak AG; St. Jude Medical, Inc.; Starkey Laboratories, Inc.; the U.S. Government; and certain distributors. The loss of any one or more of these customers could have a material adverse effect on us. For the purposes of this disclosure, all agencies of the U.S. Government are considered a single customer.

Backlog
     As of March 31, 2009 we had $2,198,545 of contract research and development backlog we believed to be firm, compared to $898,101 as of March 31, 2008. We expect most of the firm backlog as of March 31, 2009 to be filled in fiscal 2010. Approximately 53% of our backlog as of March 31, 2009 and 96% as of March 31, 2008 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed, are not included in firm backlog. The portion of orders already included in operating revenues on the basis of percentage of completion or program accounting are excluded. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance, however, of additional contracts or follow-on contracts for expired or completed U.S. Government contracts.

     We do not believe product sales backlog as of any particular date is indicative of future results. Our product sales are made primarily under standard purchase orders. We have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Shipment schedules and quantities actually purchased by customers are often revised to reflect changes in customers’ needs. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts. We believe that only a small portion of our product order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant.

Seasonality
     In each of the three most recent fiscal years, our product sales have been less in quarters ended December 31 than the immediately preceding or subsequent quarters. This may have been due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. We do not know if this pattern will continue.

Research and Development Activities
     We spent $966,610 for fiscal 2009, $1,202,504 for fiscal 2008, and $1,789,844 for fiscal 2007 in company-sponsored research and development activities. Over the past three fiscal years these activities have included development of new sensors and couplers, and lower-cost product designs. Additionally, we spent $3,085,726 during fiscal 2009, $2,139,059 during fiscal 2008, and $2,090,200 during fiscal 2007 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as with other companies.

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

Number of Employees
     We had 50 employees as of March 31, 2009 and 2008. Increased manufacturing productivity allowed us to increase our revenue per employee for the year ended March 31, 2009. Our employment can fluctuate due to a variety of factors. None of our employees is represented by a labor union or is subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographical Areas
     International sales accounted for approximately 47% of our revenue in fiscal 2009, 47% in fiscal 2008, and 40% in fiscal 2007. More information about geographical areas is contained in “Note 8 – Segment Information” of the Financial Statements included elsewhere in this Report.

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
     We rely on several large customers for a large percentage of our revenue. These large customers include Avago Technologies; Phonak AG; St. Jude Medical, Inc.; Starkey Laboratories, Inc.; the U.S. Government; and certain distributors. Orders from these large customers could be canceled, postponed, or reduced, and the loss of any of these customers could have a significant impact on our revenue and our profitability.

We may lose revenue if we are unable to renew agreements with large customers.
     Our Supplier Partnering Agreement with St. Jude Medical expires December 31, 2009, the agreement between Avago Technologies, Inc. and us, as amended, expires June 26, 2010, and our Phonak AG Supply Agreement expires May 1, 2012. We cannot predict if any of these agreements will be renewed, or if renewed, under what terms. The inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced or eliminated.
      Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in fiscal 2009, a material decrease in U.S. Government funding research or disqualification as a vendor to the U.S. Government for any reason would likely hamper future research and development activity and decrease related revenue. In addition to direct U.S. Government funding, certain of our non-Government customers depend on Government support to fund their contracts with us. U.S. Government funding is dependent upon adequate continued funding of the agencies and their programs. Changes in policy by the new U.S. presidential administration or new U.S. Congress could affect government spending priorities. Government spending priorities over which we have no control, such as the wars in Iraq and Afghanistan, may affect availability of U.S. Government funds. Furthermore, a significant portion of our U.S. Government funding is through Small Business Innovation Research (SBIR) contracts. SBIR budgets may be changed by legislation or by agencies such as the Department of Defense.

Failure to qualify as a small business under federal regulations could make us ineligible for some government-funded research contracts, which could have a significant adverse impact on our revenue and our ability to make research and development progress.
     We received approximately $1.44 million in Small Business Innovation Research (SBIR) contract awards in fiscal 2009. Federal regulations place a number of criteria for a business to be eligible to compete for SBIR awards. Those criteria currently include number of employees and ownership structure. While we believe we meet the eligibility criteria, changes in our ownership beyond our control could cause us to lose our eligibility to compete for SBIR awards, which in turn could have a material adverse effect on our revenue, profits, and research and development efforts. In addition, SBIR eligibility requirements could be changed at any time.

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
     A significant portion of our product sales are into industries affected by the current worldwide economic downturn. This downturn has resulted in a significant decrease in the semiconductor market, which is the primary market for our products. Industries we serve that have been affected by the economic downturn include industrial control, factory automation, scientific instruments, and certain medical industries. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent recovery, worldwide or in the industries we serve. A material adverse impact on our business and revenue is likely if the economy or industries we serve do not improve from their present levels.

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
     Some of our customers, including Avago Technologies, Phonak AG, St. Jude Medical, and Starkey Laboratories, have stringent technical requirements which require our products to pass certain test and qualification criteria before they are accepted by such customers. Failure to meet those criteria could result in the loss of current sales revenue, customers, and future sales.

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
     There are a number of critical chemicals and supplies that we require to make products. These include certain photoresists, polymers, metals, and alloys. We maintain inventory of critical chemicals and materials, but in many cases we are dependent on single sources, and some of the materials could be discontinued by their suppliers at any time. Any supply interruptions could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our single-source packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors including Circuit Electronic Industries Public Co., Ltd. (“CEI”) of Ayutthaya, Thailand. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. CEI has been operating under voluntary debt rehabilitation under Thailand law since 2005. We have identified potential alternate vendors for our most important products in case CEI’s ability to serve our needs becomes impaired, but it could prove expensive, time-consuming, or technically challenging to convert to an alternate vendor. If one of our packaging vendors were to become insolvent we might not be able to recover work in process or finished goods in their possession. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales were approximately 47% of our revenue for fiscal 2009, and we expect foreign sales to continue to represent a significant portion of our revenue in the future. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to or arising from operating in foreign markets that could impair our results of operations include economic and political instability; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of the jurisdictions where we do business.

Because we are significantly smaller than the many of our competitors, we may lack the financial resources needed to increase our market share and future revenue.
     Our known product competitors include Avago Technologies; Analog Devices, Inc.; Fairchild Semiconductor International; Hermetic Switch, Inc.; Linear Technology Inc.; Maxim Integrated Products, Inc.; Meder Electronic AG; Memscap SA; NEC Corporation; Sharp Corporation; Silicon Laboratories, Inc.; Texas Instruments Incorporated; Toshiba Corporation; Vishay Intertechnology; and others. Many of our competitors and potential competitors are established companies that have significantly greater financial, technical, and marketing resources than us. We believe that our competition is increasing as the technology matures. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and our future competitiveness will depend on our ability to develop new products and reduce our product costs. While we believe that our products have important competitive advantages, our competitors may succeed in developing and marketing products that perform better or are less expensive than ours, or that would render our products and technology obsolete or noncompetitive.

Our business may suffer because we have limited influence over the rate of adoption of our technology, and MRAM technology may not build into a large or significant market.
     A significant portion of our future revenue and profits may be dependent on our licensees introducing MRAM products. Production difficulties, technical barriers, high production costs, poor market reception, or other problems, almost all of which are outside our control, could prevent the deployment of MRAM or limit its market potential. Furthermore, competing technologies could prevent or supplant MRAM from becoming an important memory technology.

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
     We protect our proprietary technology and intellectual property by seeking patents, trademarks, and copyrights, and by maintaining trade secrets through entering into confidentiality agreements with employees, suppliers, customers, and prospective customers depending on the circumstances. We hold patents or are the licensee of others owning patented technology covering certain aspects of our products and technology. These patent rights may be challenged, rendered unenforceable, invalidated, or circumvented. In addition, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. At least several potential MRAM competitors have described designs that we believe would infringe on our patents if such designs were to be commercialized. Efforts to legally enforce patent rights can involve substantial expense and may not be successful. Further, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe upon patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to negotiate a new MRAM licensing agreement with Freescale or EverSpin.
     Our Patent License Option Agreement with Motorola provided for termination on December 31, 2005 or on the date Motorola ceases manufacturing MRAM Products, whichever is later. We believe such a termination is likely to have occurred as a result of Motorola apparently having eliminated its ability to manufacture MRAM Products through its spinoff of Freescale. In June 2008 Freescale announced that it had transferred its MRAM technology and intellectual property to an independent company, EverSpin Technologies. We believe we are free to negotiate a new agreement with Freescale or EverSpin, or an assignment of the Motorola Patent License Option Agreement, but we have said we would do so only with amendments thereto. We have notified Freescale that we believe that MRAM products it has sold come within the scope of claims of a number of our patents. There can be no assurance, however, that any agreement can be reached with Freescale or EverSpin, or that any such agreement would be on more favorable terms to NVE than our agreement with Motorola, or that NVE would receive any value under the existing agreement with Motorola or any value under any such further agreement with Freescale or EverSpin.

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
     At March 31, 2009, we held $32,446,748 in long-term marketable securities, which included government agency obligations, municipal obligations, and corporate obligations. The ongoing credit crisis has significantly affected issuer credit rating, insurer financial condition and credit rating, liquidity, market, and interest rates for these and other types of obligations. The financial market risks associated with our marketable securities may have an adverse effect on our financial condition, results of operations, or cash flows.

Risks Related to Buying Our Stock
Our stock has been more volatile than other technology sector stocks.
     The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. Depending on the metric used, we believe this volatility is more than the overall market or some other technology-sector stocks.

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

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned and managed by Carlson Real Estate Company, Inc. and leased under an agreement expiring December 31, 2015, with a one-time right to cancel the lease at our option on December 31, 2012. We believe the facility is adequate to support our needed production capacity and plan to expand our production clean room within the facility. We hold no investments in real estate.

ITEM 3. LEGAL PROCEEDINGS.
     In the ordinary course of business we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years:
	Quarter Ended
	3/31/09	12/31/08	9/30/08	6/30/08	3/31/08	12/31/07	9/30/07	6/30/07
High	$34.93	$29.35	$35.00	$39.60	$31.73	$32.70	$41.95	$37.67
Low	$20.11	$16.56	$26.01	$24.99	$19.50	$22.44	$29.44	$25.30

Shareholders and Dividends
     We had approximately 119 shareholders of record and 8,184 total shareholders as of April 27, 2009. We have never paid or declared any cash dividends on our Common Stock. We do not anticipate paying dividends in the foreseeable future, as we intend to retain any earnings we may generate if needed to provide for the expansion of our business or for the possible defense of our intellectual property.

Stock Price Performance Graph
     The graph below compares the performance of our Common Stock to the cumulative five-year performance of the NASDAQ Industrial Index and the Global Crown Capital Nanotechnology Index. NVE is included in both indices. The NASDAQ Industrial Index includes NASDAQ domestic and international based common-type stocks. The graph and table assume $100 was invested on March 31, 2004 in each of our Common Stock, the NASDAQ Industrial Index, and the Global Crown Capital Nanotechnology Index, with reinvestment of dividends.

Stock Repurchase Program
     On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended March 31, 2009.

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
	Balance Sheet Data as of March 31
	2009	2008	2007	2006	2005
Cash, cash equivalents, and marketable securities	$34,321,811	$24,736,874	$18,289,191	$10,891,326	$7,717,264
Total assets	$42,566,440	$32,768,128	$25,010,494	$17,758,919	$14,190,004
Capital lease obligations, less current portion	$-	$-	$-	$33,281	$100,711
Total shareholders’ equity	$41,567,571	$31,513,482	$23,888,255	$16,778,111	$13,036,581
	Income Statement Data for Years Ended March 31
	2009	2008	2007	2006	2005
Revenue
Product sales	$19,715,311	$18,505,650	$14,425,632	$8,345,967	$5,522,250
Contract research and development	3,656,958	2,023,162	2,035,198	3,824,559	6,093,320
Total revenue	$23,372,269	$20,528,812	$16,460,830	$12,170,526	$11,615,570

Gross profit	$16,648,027	$13,695,504	$10,673,172	$5,951,993	$4,604,836
Income from operations	$13,251,590	$10,048,779	$6,545,569	$2,471,026	$1,343,777
Net income	$9,782,895	$7,187,384	$4,780,783	$1,797,746	$1,758,254
Net income per share – diluted	$2.04	$1.51	$1.00	$0.39	$0.37

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

General
     We develop and sell devices that use “spintronics,” a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We manufacture high-performance spintronic products including sensors and couplers to revolutionize data sensing and transmission. We also receive contracts for research and development and are a licensor of spintronic magnetoresistive random access memory technology, commonly known as MRAM.

Application of Critical Accounting Policies and Estimates
     In accordance with SEC guidance, those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Research and Development Contract Percentage of Completion Estimation
     We recognize research and development contract revenue and gross profit as work is performed, based on actual costs incurred. We apply the percentage-of-completion method to firm-fixed-price contracts. This requires us to make estimates of the percentage of completion of firm-fixed-price contracts. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. This estimate has not affected our financial statements in the past three fiscal years. Increases in projected costs to complete contracts could materially impact our future results, however.

Product Warranty Estimation
     We maintain a reserve for warranty claims based on the trend in the historical ratio of claims to sales, releases of new products and other factors. The warranty period for our products is generally one year. Although we believe the likelihood to be relatively low, claims experience could be materially different from actual results because of the introduction of new products, manufacturing changes that could impact product quality, or as yet unrecognized defects in products sold. As of March 31, 2009 and 2008 our reserve for estimated warranty claims was not material to our financial statements.

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of sales trends, turnover, competition, and other market factors, and record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserve are made. Our inventory reserve was $300,000 at March 31, 2009 and $280,000 at March 31, 2008.

Allowance for Doubtful Accounts Estimation
     We must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer that is not considered in the allowance. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Our allowance for doubtful accounts was $15,000 at March 31, 2009 and 2008. Our allowance for doubtful accounts is a relatively small percentage of our accounts receivable because our revenues are primarily from large customers, distributors, and U.S. Government agencies, all of which we consider generally credit-worthy. Our allowance for doubtful accounts could increase in the future if larger portions of our sales come from small end-user customers.

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

     As of March 31, 2009 our deferred tax assets were $667,729 compared to $453,405 as of March 31, 2008. Deferred tax assets included $136,587 in stock-based compensation deductions as of March 31, 2009 and $106,681 as of March 31, 2008. Our deferred tax assets are subject to an Internal Revenue Code Section 382 limitation.

Results of Operations
      The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2009	2008	2007	2008 to 2009	2007 to 2008
Revenue
Product sales	84.4%	90.1%	87.6%	6.5%	28.3%
Contract research and development	15.6%	9.9%	12.4%	80.8%	(0.6)%
Total revenue	100.0%	100.0%	100.0%	13.9%	24.7%
Cost of sales	28.8%	33.3%	35.2%	(1.6)%	18.1%
Gross profit	71.2%	66.7%	64.8%	21.6%	28.3%
Expenses
Selling, general, and administrative	9.3%	10.5%	11.9%	0.9%	10.7%
Research and development	5.2%	7.2%	13.2%	(18.1)%	(31.6)%
Total expenses	14.5%	17.7%	25.1%	(6.9)%	(11.7)%
Income from operations	56.7%	49.0%	39.8%	31.9%	53.5%
Net interest and other income	5.0%	5.0%	3.9%	14.0%	59.6%
Income before taxes	61.7%	54.0%	43.7%	30.2%	54.1%
Income tax provision	19.9%	19.0%	14.7%	19.3%	61.5%
Net income	41.8%	35.0%	29.0%	36.1%	50.3%

     Total revenue for fiscal 2009 increased 14% to $23,372,269 compared to $20,528,812 for fiscal 2008, and increased 25% in fiscal 2008 compared to $16,460,830 for fiscal 2007. The increase in total revenue in fiscal 2009 was due to a 7% increase in product sales and an 81% increase in research and development revenue. The increase in total revenue in fiscal 2008 was due to increases in product sales. In fiscal 2009, total revenue increased 15% in the U.S. and 36% in Europe, partially offset by a 29% decrease in revenue from Asia. In fiscal 2008, total revenue increased 9% from the U.S., 68% from Europe, and 27% from Asia.

     Product sales increased 7% to $19,715,311 compared to $18,505,650 in fiscal 2008. Fiscal 2008 product sales increased 28% from $14,425,632 in fiscal 2007. The increases in both years were due to both the addition of new customers and increased purchases by existing customers. Sales of parts for medical devices increased in fiscal 2009, while sales into other markets such as industrial control and factory automation decreased, in part, we believe, due to a worldwide manufacturing slowdown.

     Contract research and development revenue increased 81% for fiscal 2009 compared to fiscal 2008, following a decrease of less than 1% for fiscal 2008 compared to fiscal 2007. The increase for fiscal 2009 compared to fiscal 2008 was due to new contracts. The increase in research and development revenue in fiscal 2009 may not be representative of future trends and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 71% of revenue for fiscal 2009 compared to 67% for fiscal 2008 and 65% for fiscal 2007. The increase in gross profit margin in fiscal 2009 from fiscal 2008 was due to higher margins on both product sales and research and development revenue as well as manufacturing efficiencies and a more favorable product sales mix. The increase in gross profit margin in fiscal 2008 from fiscal 2007 was due to a more profitable revenue mix consisting of a higher percentage of product sales. Increases in gross profit margin might not continue because we may not have additional opportunities to increase prices or decrease product costs. Furthermore, successfully implementing our long-term strategy of expanding into large markets such as consumer or automotive might result in increased revenue but decreased gross profit margin.

     Selling, general, and administrative expense increased 1% for fiscal 2009 and 11% for fiscal 2008 compared to fiscal 2007. The increase for fiscal 2009 was primarily due to increased salaries and commissions, partially offset by a $78,303 decrease in legal fees and a $82,934 decrease in the effect of SFAS No. 123(R). The decrease in the effect of SFAS No. 123(R) for fiscal 2009 was primarily due to a decrease to 1,000 share options granted to each non-employee director on their reelection compared to 2,000 shares in the prior-year period in consideration of the addition of cash compensation for non-employee directors. The increase for fiscal 2008 was primarily due to increased expenses relating to commissions on product sales and incentive compensation, and a $33,236 increase in the effect of SFAS No. 123(R). The increase in the effect of SFAS No. 123(R) for fiscal 2008 was primarily due to a higher market stock price at the date of automatic grant of stock options to our non-employee directors on their reelection to our Board compared to the market stock price at the prior-year date of grant.

     Research and development expense decreased 18% for fiscal 2009 compared to fiscal 2008 due to the completion of certain research and development projects and an increase in contract research and development obligations. Research and development expense decreased 32% for fiscal 2008 compared to fiscal 2007 due to the completion of certain research and development projects. These decreases may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development obligations.

     Net interest and other income increased 14% for fiscal 2009 to $1,176,010 compared to $1,031,225 for fiscal 2008. Net interest and other income increased 60% in fiscal 2008 compared to $646,234 for fiscal 2007. The increase for fiscal 2009 was primarily due to an increase in interest income from a larger portfolio of marketable securities. The increase for fiscal 2008 was primarily due to an increase in interest income from a larger portfolio of marketable securities and an increase in other income primarily due to $56,837 in net gains on sales of marketable securities.

     The effective income tax rate in fiscal 2009 was 32% of income before taxes compared to 35% in fiscal 2008 and 34% in fiscal 2007. The decreased tax rate for fiscal 2009 compared to fiscal 2008 was primarily due to a larger portion of our interest income from federally tax-free securities and a lower state effective tax rate. Our tax rate was higher in fiscal 2008 compared to fiscal 2007 primarily due to our assessment for fiscal 2007 that it was more likely than not that we would realize certain deferred tax assets. Our tax rate can fluctuate due to a number of factors, including the mix between taxable and tax-exempt securities in our marketable securities and deductions related to disqualifying dispositions of our common stock. We did not pay significant cash taxes for fiscal 2007 because of stock-based compensation deductions. We exhausted our available stock-based compensation deductions during fiscal 2008 and began accruing and paying cash-tax obligations. The decrease in the effective tax rate in fiscal 2009 may not be representative of future trends because the effective tax rate can fluctuate from year to year due to a number of factors, some of which are outside our control.

     Net income increased 36% for fiscal 2009 compared to fiscal 2008 due to increases in revenue, gross profit as a percentage of revenue, and interest income and decreases in total expenses and the effective income tax rate. Net income increased 50% in fiscal 2008 compared to fiscal 2007 due to increases in revenue, gross profit as a percentage of revenue, interest income, and a decrease in total expenses.

Liquidity and Capital Resources
     Our primary source of working capital for fiscal years 2007 through 2009 was cash provided by operating activities related to product sales and research and development contract revenue. At March 31, 2009 we had $34,321,811 in cash plus long-term marketable securities compared to $24,736,874 at March 31, 2008. The $9,584,937 increase in cash and marketable securities was primarily due to $9,998,114 in net cash provided by operating activities.

     Purchases of fixed assets decreased to $401,612 in fiscal 2009 compared to $817,596 in fiscal 2008. Purchases of fixed assets were $321,997 in fiscal 2007. Purchases in all three fiscal years were primarily for capital equipment to increase our production capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs and equipment purchasing opportunities.

     For the past three fiscal years, after purchasing fixed assets we invested excess cash provided by operating activities in long-term marketable securities. As of March 31, 2009 our marketable securities had remaining maturities between 13 and 52 months (see “Note 4 – Marketable Securities” for additional information). As our marketable securities mature, we currently plan to either use the proceeds to meet future capital needs or reinvest the proceeds in other marketable securities.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1–3 Years	3–5 Years	>5 Years
Operating lease obligations	$1,717,427	$244,387	$499,348	$775,506	$198,186
Purchase obligations	269,995	269,995	-	-	-
Total	$1,987,422	$514,382	$499,348	$775,506	$198,186

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” provides additional information about our lease obligations. Purchase obligations as of March 31, 2009 consisted of raw materials purchase commitments and fixed asset purchase commitments to increase manufacturing capacity. We expect to meet these contractual payment obligations from cash provided by operating activities. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures could vary significantly from expenditures in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2010.

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

Off-Balance-Sheet Arrangements
     Our off-balance sheet arrangements consist of purchase commitments and operating leases for our facility. We believe that our off-balance sheet arrangements do not have a material current or anticipated future effect on our profitability, cash flows, or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. All of our marketable securities were long-term as of March 31, 2009, with remaining maturities between 13 and 52 months. Marketable securities had a market value of $32,446,748 at March 31, 2009, representing approximately 76% of our total assets. We have not used derivative financial instruments in our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Financial statements and accompanying notes are in this Report beginning on page F-1.

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2009 and 2008, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
Revenue
Product sales	$5,699,660	$4,596,948	$4,871,381	$4,547,322
Contract research and development	1,196,920	1,287,165	856,409	316,464
Total revenue	6,896,580	5,884,113	5,727,790	4,863,786
Cost of sales	1,806,102	1,763,090	1,747,618	1,407,432
Gross profit	5,090,478	4,121,023	3,980,172	3,456,354
Expenses
Selling, general, and administrative	554,055	508,953	585,373	529,484
Research and development	292,679	258,998	280,863	386,032
Total expenses	846,734	767,951	866,236	915,516
Income from operations	4,243,744	3,353,072	3,113,936	2,540,838
Income before taxes	4,577,231	3,660,686	3,391,010	2,798,673
Net income	$3,111,494	$2,468,404	$2,300,381	$1,902,616
Net income per share – basic	$0.67	$0.53	$0.49	$0.41
Net income per share – diluted	$0.65	$0.52	$0.48	$0.40
	Unaudited; Quarter Ended
	March 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007
Revenue
Product sales	$5,674,879	$4,249,809	$4,311,862	$4,269,100
Contract research and development	374,505	515,716	692,758	440,183
Total revenue	6,049,384	4,765,525	5,004,620	4,709,283
Cost of sales	1,876,335	1,663,045	1,850,960	1,442,968
Gross profit	4,173,049	3,102,480	3,153,660	3,266,315
Expenses
Selling, general, and administrative	526,882	492,771	575,422	563,743
Research and development	318,889	347,344	314,037	507,637
Total expenses	845,771	840,115	889,459	1,071,380
Income from operations	3,327,278	2,262,365	2,264,201	2,194,935
Income before taxes	3,564,330	2,585,160	2,511,058	2,419,456
Net income	$2,252,982	$1,702,293	$1,644,774	$1,587,335
Net income per share – basic	$0.49	$0.37	$0.35	$0.34
Net income per share – diluted	$0.47	$0.36	$0.34	$0.33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

     During the quarter ended March 31, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2009. Our internal control over financial reporting as of March 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

ITEM 9B. OTHER INFORMATION.
     None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
     Each NVE director is elected annually and serves for a term of approximately one year or until his or her successor is duly elected and qualified. The section titled “Proposal 1. Election of Board of Directors” to be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders sets forth certain information regarding our directors required by Item 10, and the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10. Both sections are incorporated by reference into this section.

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

Audit Committee
     The discussion under the section titled “Board Committees – Corporate Governance – Audit Committee” to be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated by reference into this section.

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

Section 16(a) Beneficial Ownership Reporting Compliance
     The discussion under the section titled “Security Ownership – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information appearing under the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Directors Compensation” to be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information to be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders in the section titled “Security Ownership” is incorporated by reference into this section.

     The following table summarizes Common Stock that may be issued as of March 31, 2009 on the exercise of options under our 2000 Stock Option Plan, as amended. Information regarding the material features of the Plan is contained in Note 6 to the Financial Statements included elsewhere in this Report.
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans
approved by security holders	281,750	$17.10	174,230

Equity compensation plans not
approved by security holders	-	-	-

Total at March 31, 2009	281,750	$17.10	174,230

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information to be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders in the sections titled “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and Corporate Governance – Board Composition, Independence, and Meeting Attendance” is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
      The information to be included in our Proxy Statement for our 2009 Annual Meeting of Shareholders in the sections titled “Audit Committee Disclosure – Fees Billed to Us by Ernst & Young During Fiscal 2009 and 2008” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” is incorporated by reference into this section.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     The financial statements are provided pursuant to Item 8 of this Report. Financial statement schedules have been omitted since they are either not required or not applicable, or the required information is shown in the financial statements or notes.

(b) Exhibits
Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to our Current Report on Form 8-K filed December 19, 2007).
4	Form of Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, L.P. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease between the company and Glenborough Properties, LP dated September 18, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease between the company and Glenborough Properties, LP dated December 1, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2003).
10.4	Notification from Glenborough Properties, LP relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).
10.5	Notification from Carlson Real Estate Company, Inc. relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).
10.6	Third amendment to lease between the company and Carlson Real Estate Company, Inc. dated December 17, 2007 (incorporated by reference to our Current Report on Form 8-K/A filed December 20, 2007).
10.7*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2001).
10.8*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.9+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2001).
10.10	Amendment dated October 18, 2002 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).
10.11	Notification from Agilent Technologies of planned sale of Agilent’s Semiconductor Product Group (incorporated by reference to our Current Report on Form 8-K filed October 19, 2005).
10.12	Report of completion of the divestiture of Agilent’s Semiconductor Products business (incorporated by reference to our Current Report on Form 8-K/A filed December 6, 2005).
10.13	Amendment Number 2 to OEM Purchase Agreement dated September 10, 2007 to Agreement between Agilent Technologies, Inc. (and subsequently assigned to Avago Technologies, Inc.) and the company (incorporated by reference to our Exhibit 10.5 filed with our Current Report on Form 8-K/A filed September 11, 2007).
10.14*	Amendment No. 1 dated March 28, 2005 to Stock Option Agreement dated May 7, 2004 between the Company and Daniel A. Baker (incorporated by reference to our Current Report on Form 8-K filed March 30, 2005).
10.15	Amendment No. 1 dated March 28, 2005 to Stock Option Agreement dated August 17, 2004 between the Company and Patricia M. Hollister (incorporated by reference to our Current Report on Form 8-K filed March 30, 2005).
10.16	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division (“St. Jude”), and the company (incorporated by reference to our Current Report on Form 8-K filed September 27, 2005).
10.17+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to our Current Report on Form 8-K filed January 4, 2006).
10.18+	Amendment Number 1 to Supplier Partnering Agreement dated September 6, 2007 between St. Jude and the company (incorporated by reference to our Current Report on Form 8-K/A filed September 10, 2007).
10.19*	Verbal agreement with Curt A. Reynders (incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed January 18, 2006).
10.20	Supply Agreement by and between the company and Phonak AG (incorporated by reference to our Current Report on Form 8-K filed May 6, 2009).
23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
+	Confidential portions of this exhibit have been deleted and filed separately with the SEC under a request for confidential treatment pursuant to Rule 24b-2 or Rule 406.
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

/s/Daniel A. Baker
by Daniel A. Baker
President and Chief Executive Officer

Date May 6, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 6, 2009
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 6, 2009
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2009
/s/James D. Hartman James D. Hartman	Director	May 6, 2009
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 6, 2009
/s/Robert H. Irish Robert H. Irish	Director	May 6, 2009

NVE CORPORATION
INDEX TO
FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NVE Corporation

We have audited NVE Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NVE Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management entitled “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on NVE Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, NVE Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NVE Corporation as of March 31, 2009 and 2008, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009, and our report dated May 5, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation as of March 31, 2009 and 2008, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVE Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 5, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 5, 2009

NVE CORPORATION
BALANCE SHEETS

	March 31
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,875,063	$1,885,867
Marketable securities, short term	-	795,728
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,366,698	3,226,027
Inventories	2,247,621	2,456,804
Deferred tax assets	667,729	453,405
Prepaid expenses and other assets	669,307	529,616
Total current assets	8,826,418	9,347,447
Fixed assets
Machinery and equipment	5,328,237	5,205,288
Leasehold improvements	450,546	436,794
	5,778,783	5,642,082
Less accumulated depreciation	4,485,509	4,276,680
Net fixed assets	1,293,274	1,365,402
Marketable securities, long term	32,446,748	22,055,279
Total assets	$42,566,440	$32,768,128

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$257,239	$434,808
Accrued payroll and other	637,463	632,338
Deferred revenue	104,167	187,500
Total current liabilities	998,869	1,254,646

Shareholders’ equity
Common stock	46,693	46,387
Additional paid-in capital	19,166,524	18,539,538
Accumulated other comprehensive (loss) income	(252,940)	103,158
Retained earnings	22,607,294	12,824,399
Total shareholders’ equity	41,567,571	31,513,482
Total liabilities and shareholders’ equity	$42,566,440	$32,768,128

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2009	2008	2007
Revenue
Product sales	$19,715,311	$18,505,650	$14,425,632
Contract research and development	3,656,958	2,023,162	2,035,198
Total revenue	23,372,269	20,528,812	16,460,830
Cost of sales	6,724,242	6,833,308	5,787,658
Gross profit	16,648,027	13,695,504	10,673,172
Expenses
Selling, general, and administrative	2,177,865	2,158,818	1,950,999
Research and development	1,218,572	1,487,907	2,176,604
Total expenses	3,396,437	3,646,725	4,127,603
Income from operations	13,251,590	10,048,779	6,545,569
Interest income	1,171,810	974,990	621,577
Interest expense	-	-	(589)
Other income	4,200	56,235	25,246
Income before taxes	14,427,600	11,080,004	7,191,803
Provision for income taxes	4,644,705	3,892,620	2,411,020
Net income	$9,782,895	$7,187,384	$4,780,783
Net income per share – basic	$2.10	$1.55	$1.03
Net income per share – diluted	$2.04	$1.51	$1.00
Weighted average shares outstanding
Basic	4,659,486	4,635,470	4,620,371
Diluted	4,785,565	4,763,101	4,771,297

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings (Deficit)
	Common Stock
	Shares	Amount				Total
Balance at March 31, 2006	4,614,953	$46,150	16,042,637	$(166,908)	$856,232	$16,778,111
Exercise of stock options and warrants	12,430	124	26,355	-	-	26,479
Comprehensive income:
Unrealized gain on marketable securities	-	-	-	82,626		82,626
Net income	-	-	-	-	4,780,783	4,780,783
Total comprehensive income						4,863,409
Stock-based compensation			136,370			136,370
Tax benefit of stock- based compensation			2,083,886			2,083,886
Balance at March 31, 2007	4,627,383	46,274	18,289,248	(84,282)	5,637,015	23,888,255
Exercise of stock options and warrants	11,300	113	46,911	-	-	47,024
Comprehensive income:
Unrealized gain on marketable securities	-	-	-	187,440		187,440
Net income	-	-	-	-	7,187,384	7,187,384
Total comprehensive income						7,374,824
Stock-based compensation			169,606			169,606
Tax benefit of stock- based compensation			33,773			33,773
Balance at March 31, 2008	4,638,683	46,387	18,539,538	103,158	12,824,399	31,513,482
Exercise of stock options and warrants	30,650	306	269,901	-	-	270,207
Comprehensive income:
Unrealized (loss) on marketable securities	-	-	-	(356,098)		(356,098)
Net income	-	-	-	-	9,782,895	9,782,895
Total comprehensive income						9,426,797
Stock-based compensation			86,672			86,672
Tax benefit of stock- based compensation			270,413			270,413
Balance at March 31, 2009	4,669,333	$46,693	$19,166,524	$(252,940)	$22,607,294	$41,567,571

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$9,782,895	$7,187,384	$4,780,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	473,740	560,528	530,050
Stock-based compensation	86,672	169,606	136,370
Excess tax benefits	(270,413)	(33,773)	(2,083,886)
(Gain) loss on sale of fixed assets	(4,200)	601	-
Gain on marketable securities, net	-	(56,837)	-
Deferred income taxes	256,376	806,307	2,289,687
Changes in operating assets and liabilities
Accounts receivable	(140,671)	(1,221,022)	(337,976)
Inventories	209,183	(439,946)	132,911
Prepaid expenses and other assets	(139,691)	(196,029)	(102,175)
Accounts payable and accrued expenses	(172,444)	(25,736)	222,728
Deferred revenue	(83,333)	158,143	(48,016)
Net cash provided by operating activities	9,998,114	6,909,226	5,520,476

INVESTING ACTIVITIES
Purchases of fixed assets	(401,612)	(817,596)	(321,997)
Proceeds from sale of fixed assets	4,200	1,500	-
Purchases of marketable securities	(12,137,160)	(16,518,287)	(9,506,521)
Proceeds from maturities and sales of marketable securities	1,985,034	11,832,804	1,340,019
Net cash used in investing activities	(10,549,538)	(5,501,579)	(8,488,499)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	270,207	47,024	26,479
Excess tax benefits	270,413	33,773	2,083,886
Repayment of capital lease obligations	-	-	(33,281)
Net cash provided by financing activities	540,620	80,797	2,077,084

(Decrease) increase in cash and cash equivalents	(10,804)	1,488,444	(890,939)
Cash and cash equivalents at beginning of year	1,885,867	397,423	1,288,362

Cash and cash equivalents at end of year	$1,875,063	$1,885,867	$397,423

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-	$589
Income taxes	$4,356,000	$3,254,313	$44,300

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

     We determine whether our marketable securities have other than temporary impairments in accordance with SFAS 115 Paragraph 16, which indicates that an other-than-temporary impairment exists if it is probable that the investor will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down. In accordance with SAB Topic 5M, we consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider our ability to hold the securities to maturity based on our financial condition and anticipated cash flows. We have determined that no write-downs were required on available-for-sale securities during fiscal 2009, 2008, or 2007.

Concentration of Risk and Financial Instruments
     Financial instruments potentially subject to significant concentrations of credit risk consist principally of cash equivalents, marketable securities, and accounts receivable.

     We invest our excess cash in U.S. Government agency securities, corporate-backed and municipal-backed bonds, and other money market instruments. Our investment policy prescribes investment only in high-grade securities, and limits the amount of credit exposure to any one issuer.

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

Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. Charges and provisions to our allowance for doubtful accounts were $175 in fiscal 2009. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2008 or fiscal 2007.

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

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $33,483 for fiscal 2009, $28,930 for fiscal 2008, and $18,219 for fiscal 2007.

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

Revenue Recognition of Up-Front Fees
     We account for nonrefundable up-front fees from licensing and technology development programs in accordance with SAB Topic 13A. Revenue from upfront fees is deferred and recognized over the periods that the fees are earned. We recognize revenue from licensing and technology development programs which is refundable, recoupable against future royalties, or for which future obligations exist over the term of the agreement.

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

Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Under the fair value recognition provisions of SFAS No. 123(R), we measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We estimate pre-vesting option forfeitures at the time of grant by analyzing historical data and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the total expense recognized over the vesting period will only be for those awards that vest. We elected the modified-prospective method of adopting SFAS No. 123(R) so that prior periods are not retroactively revised. The valuation provisions of SFAS No. 123(R) apply to awards granted after the April 1, 2006 effective date. Stock-based compensation expense for awards that were granted prior to the effective date but remain unvested on the effective date is being recognized over the remaining service period using the compensation cost estimated for our SFAS No. 123 pro forma disclosures.

Net Income Per Share
     We calculate our net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 60,000 for fiscal 2009; 56,000 for fiscal 2008; and 48,000 for fiscal 2007 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:
	Year Ended March 31
	2009	2008	2007
Weighted average common shares outstanding – basic	4,659,486	4,635,470	4,620,371
Effect of dilutive securities:
Stock options	121,135	123,195	146,154
Warrants	4,944	4,436	4,772
Shares used in computing net income per share – diluted	4,785,565	4,763,101	4,771,297

Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements
     In April 2009, FASB released FASB Staff Position (FSP) SFAS Nos. 107-1, 115-2, and 157-4. FSP SFAS No. 107-1 requires publicly-traded companies to include disclosures about the fair value of their financial instruments when issuing summarized financial information for interim reporting purposes. FSP SFAS No. 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the Staff Positions at the beginning of fiscal 2010 and do not expect the adoption to have a significant impact on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal 2009 and the remaining parts at the beginning of fiscal 2010. Partial adoption of SFAS No. 157 in fiscal 2009 did not result in a material impact to our financial statements, and we do not expect adoption of the remaining parts to have a significant impact on our financial statements.

NOTE 3. FAIR VALUE MEASUREMENTS
     As discussed in Note 2, we adopted the provisions of SFAS No. 157 at the beginning of fiscal 2009. The adopted provisions of SFAS No. 157 apply to all financial assets and liabilities that are being measured at fair value on a recurring basis. We adopted the remaining provisions of SFAS No. 157 at the beginning of fiscal 2010, which apply to all non-financial assets and liabilities that are being measured at fair value on a non-recurring basis.

     SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value and expands disclosures about fair-value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described below:

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Leve1 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $32,446,748 at March 31, 2009 and $22,851,007 at March 31, 2008.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 2 financial instruments.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The maturities of our marketable securities as of March 31, 2009 were as follows:
Total	<1 Year	1–3 Years	3–5 Years	>5 Years
$32,446,748	$-	$9,561,007	$22,885,741	$-

     As of March 31, 2009 and 2008 our marketable securities were as follows:

	As of March 31, 2009				As of March 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. agency securities	$955,827	$30,647	$-	$986,474	$2,435,145	$8,018	$(11,308)	$2,431,855
Corporate bonds	13,983,202	54,085	(942,514)	13,094,773	7,094,793	58,702	(9,157)	7,144,338
Municipal bonds	17,902,196	489,802	(26,497)	18,365,501	13,159,161	149,104	(33,451)	13,274,814
Total	$32,841,225	$574,534	$(969,011)	$32,446,748	$22,689,099	$215,824	$(53,916)	$22,851,007

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2009 and 2008:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2009
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	7,278,810	(796,441)	1,902,698	(146,073)	9,181,508	(942,514)
Municipal bonds	901,213	(6,436)	947,043	(20,061)	1,848,256	(26,497)
Total	$8,180,023	$(802,877)	$2,849,741	$(166,134)	$11,029,764	$(969,011)
As of March 31, 2008
U.S. agency securities	$847,586	$(6,193)	$494,885	$(5,115)	$1,342,471	$(11,308)
Corporate bonds	3,506,909	(9,157)	-	-	3,506,909	(9,157)
Municipal bonds	3,323,926	(33,451)	-	-	3,323,926	(33,451)
Total	$7,678,421	$(48,801)	$494,885	$(5,115)	$8,173,306	$(53,916)

    Gross unrealized losses were attributable to our corporate and municipal bonds. The gross unrealized losses were primarily due to credit rating downgrades, interest rate fluctuations and market-price movements in an unstable bond market environment. Although a number of our bonds were downgraded during fiscal 2009, all of the bonds that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings, and a substantial majority were rated A3/A- or better. For each bond with an unrealized loss, we determined that it was not probable that we would not collect all amounts due. In reaching this determination, we considered factors including the credit ratings of the bonds, the underlying rating of insured bonds, whether the bonds were prefunded, and historical default rates for securities of comparable credit rating. Because we determined that it was not probable that we would not collect all amounts due, and because we have the ability and intent to hold our bonds until a recovery of fair value, which may be maturity, we did not consider our any of our investments to be other-than temporarily impaired at March 31, 2009.

NOTE 5. INVENTORIES
     Inventories consisted of the following:
	March 31
	2009	2008
Raw materials	$564,630	$741,361
Work-in-process	1,082,290	1,184,062
Finished goods	900,701	811,381
	2,547,621	2,736,804
Less inventory reserve	(300,000)	(280,000)
Total inventories	$2,247,621	$2,456,804

NOTE 6. STOCK-BASED COMPENSATION
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

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2009	2008	2007
Risk-free interest rate	3.2%	4.2%	4.9%
Expected volatility	68%	70%	81%
Expected life (years)	3.7	3.5	6.5
Dividend yield	0%	0%	0%

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

Expenses related to share-based payments
     The following table shows the effect of our adoption of SFAS No. 123(R) on our net income and earning per share for fiscal 2009 and 2008. Expenses and costs related to share-based payments are presented in the same line or lines as cash compensation paid to the same employees. The effect of SFAS No. 123(R) is included in “Selling, general, and administrative expenses” and presented in the line titled “Stock-based compensation” on our Statements of Cash Flows:
	Year Ended March 31
	2009	2008	2007
Effect of SFAS No. 123(R) on net income	$(86,672)	$(169,606)	$(136,370)
Effect of SFAS No. 123(R) on net income per share:
Basic	$(0.02)	$(0.04)	$(0.03)
Diluted	$(0.02)	$(0.04)	$(0.03)

Tax effects of stock-based compensation
     Stock-based compensation increased deferred taxes by $31,098 for fiscal 2009 and $60,599 for fiscal 2008.

General stock option information
     A summary of the status of our nonvested shares at March 31, 2009 and changes during fiscal 2009 is presented below:
Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2008	3,000	$ 20.12
Granted	4,000	$ 31.27
Vested	(5,500)	$ 28.23
Forfeited	-	-
Nonvested at March 31, 2009	1,500	$ 20.12

     The following table summarizes information about options outstanding and options exercisable at March 31, 2009:
Options Outstanding				Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 5.10 - 7.35	72,000	$6.56	1.8	72,000	$6.56
10.01 - 20.12	147,750	16.13	6.0	146,250	16.09
21.99 - 58.27	62,000	31.62	5.8	62,000	31.62
	281,750	$17.10	4.9	280,250	$17.08

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

     A summary of our incentive stock options and warrants are shown in the following table:
	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price per Share	Warrants Outstanding	Weighted Average Warrant Exercise Price per Share
Balance at March 31, 2006	198,230	312,130	$14.47	12,597	$13.51
Granted	(12,000)	12,000	$20.12	-	-
Exercised	-	(12,430)	$2.13	-	-
Terminated	-	-	-	(2,597)	$2.86
Balance at March 31, 2007	186,230	311,700	$15.18	10,000	$16.28
Granted	(8,000)	8,000	$34.71	-	-
Exercised	-	(11,300)	$4.16	-	-
Terminated	-	-	-	-	-
Balance at March 31, 2008	178,230	308,400	$16.09	10,000	$16.28
Granted	(4,000)	4,000	$31.27	-	-
Exercised	-	(30,650)	$8.82	-	-
Terminated	-	-	-	-	-
Balance at March 31, 2009	174,230	281,750	$17.10	10,000	$16.28

     Exercisable options were outstanding covering 280,250 shares at March 31, 2009; 305,400 shares at March 31, 2008; and 305,450 shares at March 31, 2007 at weighted-average exercise prices of $17.08, $16.05, and $15.16 per share. The remaining weighted-average exercisable life was 4.9, 5.6, and 6.3 years.

     No warrants were issued in the past three fiscal years. Exercisable warrants covering 10,000 shares with a weighted-average exercise price of $16.28 were outstanding at March 31, 2009, 2008 and 2007. Remaining weighted-average exercisable life was 3.9, 4.9, and 5.9 years at March 31, 2009, 2008, and 2007.

     The total intrinsic value of options exercised during fiscal 2009 was $788,587. At March 31, 2009 the total intrinsic value of options outstanding was $3,501,688, of which $3,478,213 were exercisable. Intrinsic value is based on our closing stock price on the last trading day of the fiscal year for in-the-money options.

     The total fair value of grants was $64,280 in fiscal 2009. At March 31, 2009, there was $8,282 of total unrecognized stock-based compensation expense, adjusted for estimated forfeitures, which is expected to be recognized over a weighted-average period of five months and will be adjusted for any future changes in estimated forfeitures.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2007 through 2009 consisted of the following:
	Year Ended March 31
	2009	2008	2007
Current taxes
Federal	$4,304,330	$2,808,433	$2,338,592
State	351,625	314,904	278,309

Deferred taxes
Federal	(17,880)	719,197	(188,476)
State	6,630	50,086	(17,405)
Income tax provision	$4,644,705	$3,892,620	$2,411,020

     A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2007 through 2009 is as follows:

	Year Ended March 31
	2009	2008	2007
Tax expense at U.S. statutory rate	$4,905,384	$3,767,201	$2,445,214
State income taxes, net of Federal benefit	271,307	238,861	179,984
Domestic manufacturing deduction	(238,679)	-	-
Municipal interest	(197,065)	-	-
Other	(96,242)	87,512	(50,311)
Benefit of tax credits	-	-	(61,302)
Change in valuation allowance	-	(200,954)	(102,565)
Income tax provision	$4,644,705	$3,892,620	$2,411,020

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2009 and 2008 were as follows:

	March 31
	2009	2008
Deferred tax assets
Deferred revenue	$37,375	$68,035
Vacation accrual	107,517	95,301
Inventory reserve	107,640	101,598
Depreciation	67,901	68,668
Stock-based compensation deductions	136,587	106,681
Unrealized loss (gain)	141,538	(58,748)
Other	69,171	71,870
Net deferred tax assets	$667,729	$453,405

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $270,413 in fiscal 2009 were attributed to stock-based compensation deductions. Credits of $33,773 in fiscal 2008, and $2,083,886 in fiscal 2007 to “Additional paid-in capital” were due principally to the reversal of valuation allowances against deferred tax assets for carryforwards of net operating losses that were attributable to stock-based compensation deductions. The reversals occurred as a result of the actual utilization of such net operating loss carryforwards in those respective years. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years. The amounts credited to “Additional paid-in capital” were the tax benefits of the deductions to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes, in accordance with paragraph 62 of SFAS No. 123(R) “Tax benefit of stock-based compensation” represented: (i) in accordance with paragraph 62 of SFAS No. 123(R), the tax benefits of deductions for stock-based compensation to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes, and (ii) reversals of valuation allowances against deferred tax assets for net operating loss carryforwards attributable to stock-based compensation deductions. Cash we received from the exercise of stock options related to excess tax benefits is included in “Net proceeds from sale of common stock” in the statement of cash flows for the year in which the option was exercised and cash received by us.

     During fiscal 2007 we reversed a $1,855,848 valuation allowance due to our assessment that it was more likely than not that we would earn sufficient operating income to realize the remaining deferred tax assets. We exhausted our stock-based compensation deductions during fiscal 2008.

     We have $311,584 of Federal net operating losses and $255,433 of state net operating losses. These net operating losses expire in fiscal 2020 and are subject to limitation including limitation under Section 382 of the Internal Revenue Code.

    We record all income tax accruals in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. At March 31, 2009 we had no unrecognized tax benefits, and we do not believe unrecognized tax benefits will significantly change within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2009 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8. SEGMENT INFORMATION
     We operate in one reportable segment. We manufacture and sell spintronic products, and we receive contracts for research and development.

     The following table summarizes customers comprising 10% or more of revenue for fiscal 2009, 2008, and 2007:

	% of Revenue for Year Ended March 31
	2009	2008	2007
U.S. Government agencies	*	*	10%
Customer A	19%	17%	23%
Customer B	*	10%	11%
Customer C	11%	*	*
Customer D	10%	*	*

*Less than 10%

     Revenue by geographic region was as follows:

	Year Ended March 31
	2009	2008	2007
United States	$12,445,164	$10,792,550	$9,901,667
Europe	8,154,261	5,981,940	3,568,014
Asia	2,314,626	3,274,700	2,577,961
Other	458,218	479,622	413,188
Total Revenue	$23,372,269	$20,528,812	$16,460,830

NOTE 9. COMMITMENTS AND CONTINGENCIES
Leases
     Lease payments were $234,368 for fiscal 2009, $224,712 for fiscal 2008, and $193,010 for fiscal 2007. In fiscal 2008 we executed a third amendment extending the operating lease for our facility through December 31, 2015. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring July 2014 with payments due quarterly. Our future minimum lease payments are shown in the following table:

Year Ending March 31
2010	2011	2012	2013	2014	2015	2016	Total
$244,387	$247,858	$251,490	$255,121	$258,806	$261,579	$198,186	$1,717,427

NOTE 10. COMMON STOCK
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

      We have an outstanding authorization from our Board to purchase up to $2,500,000 of our common stock, all of which remains available.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Service maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $95,289 for fiscal 2009, $94,585 for fiscal 2008, and $97,674 for fiscal 2007.

EXHIBIT INDEX

Exhibit #	Description

23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.