Form 10-Q
period 2009-06-30
NVE CORP /NEW/
filed 2009-07-22
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2009

or
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

(952) 829-9217
(Registrant’s telephone number, including area code)

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
[   ] Yes  [   ] No

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
Common Stock, $0.01 Par Value – 4,682,583 shares outstanding as of July 17, 2009

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

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2009	March 31, 2009*
ASSETS
Current assets
Cash and cash equivalents	$1,251,561	$1,875,063
Marketable securities, short term	750,790	-
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,072,700	3,366,698
Inventories	2,067,937	2,247,621
Deferred tax assets	202,784	667,729
Prepaid expenses and other assets	711,718	669,307
Total current assets	8,057,490	8,826,418
Fixed assets
Machinery and equipment	5,364,158	5,328,237
Leasehold improvements	450,546	450,546
	5,814,704	5,778,783
Less accumulated depreciation	4,576,414	4,485,509
Net fixed assets	1,238,290	1,293,274
Marketable securities, long term	38,616,304	32,446,748
Total assets	$47,912,084	$42,566,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$324,873	$257,239
Accrued payroll and other	1,910,087	637,463
Deferred revenue	83,333	104,167
Total current liabilities	2,318,293	998,869

Shareholders’ equity
Common stock	46,826	46,693
Additional paid-in capital	19,441,783	19,166,524
Accumulated other comprehensive income (loss)	558,956	(252,940)
Retained earnings	25,546,226	22,607,294
Total shareholders’ equity	45,593,791	41,567,571
Total liabilities and shareholders’ equity	$47,912,084	$42,566,440

*The March 31, 2009 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2009	2008
Revenue
Product sales	$5,534,037	$4,547,322
Contract research and development	1,300,495	316,464
Total revenue	6,834,532	4,863,786
Cost of sales	1,891,423	1,407,432
Gross profit	4,943,109	3,456,354
Expenses
Selling, general, and administrative	635,723	529,484
Research and development	267,321	386,032
Total expenses	903,044	915,516
Income from operations	4,040,065	2,540,838
Interest income	370,025	254,435
Other income	-	3,400
Income before taxes	4,410,090	2,798,673
Provision for income taxes	1,471,158	896,057
Net income	$2,938,932	$1,902,616
Net income per share – basic	$0.63	$0.41
Net income per share – diluted	$0.61	$0.40
Weighted average shares outstanding
Basic	4,676,209	4,643,402
Diluted	4,855,525	4,788,460

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2009		2008
OPERATING ACTIVITIES
Net income	$2,938,932	$1,902,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	90,905	164,973
Stock-based compensation	5,598	5,598
Excess tax benefits	(116,941)	(236,524)
Gain on sale of fixed assets	-	(3,400)
Deferred income taxes	122,922	222,963
Changes in operating assets and liabilities:
Accounts receivable	293,998	1,174,726
Inventories	179,684	(75,672)
Prepaid expenses and other assets	(42,411)	(55,611)
Accounts payable and accrued expenses	1,340,258	441,089
Deferred revenue	(20,834)	(20,833)
Net cash provided by operating activities	4,792,111	3,519,925

INVESTING ACTIVITIES
Purchases of fixed assets	(35,921)	(40,784)
Proceeds from sale of fixed assets	-	3,400
Purchases of marketable securities	(5,727,717)	(5,051,607)
Proceeds from maturities and sales of marketable securities	78,231	1,072,916
Net cash used in investing activities	(5,685,407)	(4,016,075)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	152,853	212,150
Excess tax benefits	116,941	236,524
Net cash provided by financing activities	269,794	448,674

Decrease in cash and cash equivalents	(623,502)	(47,476)
Cash and cash equivalents at beginning of quarter	1,875,063	1,885,867

Cash and cash equivalents at end of quarter	$1,251,561	$1,838,391

Supplemental disclosures of cash flow information:
Cash paid during the quarter for income taxes	$7,438	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The results of operations for the quarter ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2010.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We applied the requirements SFAS No. 165 beginning with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009. The application did not result in a significant impact on our financial statements. We evaluated all events or transactions that occurred after June 30, 2009 up through July 22, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

     In April 2009, the FASB released FASB Staff Position (FSP) SFAS Nos. 107-1, 115-2, and 157-4. FSP SFAS No. 107-1 requires publicly-traded companies to include disclosures about the fair value of their financial instruments when issuing summarized financial information for interim reporting purposes. FSP SFAS No. 115-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate a transaction is not orderly. We adopted the Staff Positions at the beginning of fiscal 2010 and the adoption did not result in a significant impact on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards (except for measurements of share-based payments) and is expected to increase the consistency of those measurements. SFAS No. 157, as issued, was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157, that deferred the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities. Accordingly, we adopted certain parts of SFAS No. 157 at the beginning of fiscal 2009 and the remaining parts at the beginning of fiscal 2010. Neither the partial adoption of SFAS No. 157 in fiscal 2009 or the adoption of the remaining parts in fiscal 2010 resulted in a significant impact on our financial statements.

NOTE 4. NET INCOME PER SHARE
     We calculate our net income per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 1,000 for the quarter ended June 30, 2009 and 21,000 for the quarter ended June 30, 2008 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding in accordance with SFAS No. 128:
	Quarter Ended June 30
	2009	2008
Weighted average common shares outstanding – basic	4,676,209	4,643,402
Effect of dilutive securities:
Stock options	172,666	139,839
Warrants	6,650	5,219
Shares used in computing net income per share – diluted	4,855,525	4,788,460

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The maturities of our marketable securities as of June 30, 2009 were as follows:
Total	<1 Year	1–3 Years	3–5 Years	>5 Years
$39,367,094	$750,790	$11,805,416	$26,810, 888	$-

     Marketable securities were as follows:

	As of June 30, 2009				As of March 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. agency securities	$878,946	$77,158	$-	$956,104	$955,827	$30,647	$-	$986,474
Corporate bonds	17,661,623	376,995	(35,446)	18,003,172	13,983,202	54,085	(942,514)	13,094,773
Municipal bonds	19,950,143	483,803	(26,128)	20,407,818	17,902,196	489,802	(26,497)	18,365,501
Total	$38,490,712	$937,956	$(61,574)	$39,367,094	$32,841,225	$574,534	$(969,011)	$32,446,748

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2009:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2009
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	3,270,257	(21,725)	1,209,782	(13,721)	4,480,039	(35,446)
Municipal bonds	1,064,270	(5,687)	1,848,509	(20,441)	2,912,779	(26,128)
Total	$4,334,527	$(27,412)	$3,058,291	$(34,162)	$7,392,818	$(61,574)
As of March 31, 2009
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	7,278,810	(796,441)	1,902,698	(146,073)	9,181,508	(942,514)
Municipal bonds	901,213	(6,436)	947,043	(20,061)	1,848,256	(26,497)
Total	$8,180,023	$(802,877)	$2,849,741	$(166,134)	$11,029,764	$(969,011)

    Gross unrealized losses were attributable to our corporate and municipal bonds. The gross unrealized losses were primarily due to interest rate fluctuations and market-price movements. Although several of the bonds we hold were downgraded by Moody’s or Standard and Poor’s during the quarter ended June 30, 2009, all of the bonds that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings, and a substantial majority were rated A3/A- or better. For each bond with an unrealized loss, we determined that it was not probable that we would not collect all amounts due. In reaching this determination, we considered factors including the credit ratings of the bonds, the underlying ratings of insured bonds, whether the bonds were prefunded, and historical default rates for securities of comparable credit rating. Because we determined that it was not probable that we would not collect all amounts due, and because we have the ability and intent to hold our bonds until a recovery of fair value, which may be maturity, we did not consider any of our investments to be other-than-temporarily impaired at June 30, 2009.

NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended June 30
	2009	2008
Net income	$2,938,932	$1,902,616
Unrealized gain (loss) from marketable securities	811,896	(292,300)
Comprehensive income	$3,750,828	$1,610,316

NOTE 7. INVENTORIES
     Inventories consisted of the following:
	June 30 2009	March 31 2009
Raw materials	$572,987	$564,630
Work-in-process	875,030	1,082,290
Finished goods	919,920	900,701
	2,367,937	2,547,621
Less inventory reserve	(300,000)	(300,000)
Total inventories	$2,067,937	$2,247,621

  NOTE 8. STOCK-BASED COMPENSATION
     Stock-based compensation recognized under SFAS No. 123 (revised 2004), Share-Based Payment, was $5,598 for each of the first quarters of fiscal 2010 and fiscal 2009. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $116,941 for the the first quarter of fiscal 2010 and $236,524 for the first quarter of fiscal 2009 were credited to “Additional paid-in capital.”

     At June 30, 2009 we had no unrecognized tax benefits and we do not expect any significant unrecognized tax benefits within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2009 we had no accrued interest related to uncertain tax positions. The years 1999 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $39,367,094 at June 30, 2009 and $32,446,748 at March 31, 2009.

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

NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended June 30, 2009.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2009.

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

Critical Accounting Policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2009. At June 30, 2009 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, product warranty estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended June 30, 2009 compared to quarter ended June 30, 2008
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2009	2008
Revenue
Product sales	81.0%	93.5%	21.7%
Contract research and development	19.0%	6.5%	310.9%
Total revenue	100.0%	100.0%	40.5%
Cost of sales	27.7%	28.9%	34.4%
Gross profit	72.3%	71.1%	43.0%
Expenses
Selling, general, and administrative	9.3%	10.9%	20.1%
Research and development	3.9%	8.0%	(30.8)%
Total expenses	13.2%	18.9%	(1.4)%
Income from operations	59.1%	52.2%	59.0%
Interest and other income	5.4%	5.3%	43.5%
Income before taxes	64.5%	57.5%	57.6%
Provision for income taxes	21.5%	18.4%	64.2%
Net income	43.0%	39.1%	54.5%

     Total revenue for the quarter ended June 30, 2009 (the first quarter of fiscal 2010) increased 41% to $6,834,532 compared to $4,863,786 for the quarter ended June 30, 2008 (the first quarter of fiscal 2009). The increase was due to a 22% increase in product sales and a 311% increase in contract research and development revenue. The increase in product sales was due to increased volume from the addition of new customers and increased purchase volume by existing customers. The increase in research and development revenue was due to new contracts. The increase in research and development revenue may not be representative of future trends and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 72% of revenue for the first quarter of fiscal 2010 compared to 71% for the first quarter of fiscal 2009. The increase was due to higher margins on both product sales and contract research and development revenue.

     Selling, general, and administrative expense for the first quarter of fiscal 2010 increased 20% compared to the first quarter of fiscal 2009, primarily due to increased salaries, increased performance-based compensation, and increased commissions.

     Research and development expense decreased 31% for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to an increase in contract research and development obligations, which caused resources to be reallocated from expensed research and development activities. The decrease in research and development expense may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development obligations.

     Interest and other income increased 44% to $370,025 for the first quarter of fiscal 2010 compared to $257,835 for first quarter of fiscal 2009. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,471,158, or 33% of income before taxes, for the first quarter of fiscal 2010 compared to $896,057, or 32% of income before taxes, for the first quarter of fiscal 2009. The effective tax rate can fluctuate due to a number of factors, some of which are outside our control.

     The 54% increase in net income in the first quarter of fiscal 2010 compared to the prior-year quarter was primarily due to increases in product sales, contract research and development revenue, and interest income.

Liquidity and capital resources
     At June 30, 2009 we had $40,618,655 in cash plus short-term and long-term marketable securities compared to $34,321,811 at March 31, 2009. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first quarter of fiscal 2010 was primarily due to $4,792,111 in net cash provided by operating activities and a $1,270,859 net increase in market value of marketable securities due to market-price increases.

     Accrued payroll and other increased $1,272,624 primarily due to the accrual of Federal and state income taxes.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of June 30, 2009 had remaining maturities between 10 and 60 months. Our short-term and long-term marketable securities had a fair market value of $39,367,094 at June 30, 2009, representing approximately 82% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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
NVE CORPORATION
(Registrant)

July 22, 2009	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 22, 2009	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer