Form 10-Q
period 2009-09-30
NVE CORP /NEW/
filed 2009-10-21
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2009

or
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
Common Stock, $0.01 Par Value – 4,700,583 shares outstanding as of October 16, 2009

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2009 and 2008

          Statements of Income for the Six Months Ended September 30, 2009 and 2008

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Quarter ended September 30, 2009 compared to quarter ended September 30, 2008

          Six months ended September 30, 2009 compared to six months ended September 30, 2008

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS
	(Unaudited) Sept. 30, 2009	March 31, 2009*
ASSETS
Current assets
Cash and cash equivalents	$2,590,186	$1,875,063
Marketable securities, short term	1,653,026	-
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,953,027	3,366,698
Inventories	1,864,989	2,247,621
Deferred tax assets	-	667,729
Prepaid expenses and other assets	838,130	669,307
Total current assets	9,899,358	8,826,418
Fixed assets
Machinery and equipment	5,495,846	5,328,237
Leasehold improvements	450,546	450,546
	5,946,392	5,778,783
Less accumulated depreciation	4,667,319	4,485,509
Net fixed assets	1,279,073	1,293,274
Marketable securities, long term	39,383,468	32,446,748
Total assets	$50,561,899	$42,566,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$423,552	$257,239
Accrued payroll and other	597,655	637,463
Deferred taxes	23,971	-
Deferred revenue	62,500	104,167
Total current liabilities	1,107,678	998,869

Shareholders’ equity
Common stock	47,006	46,693
Additional paid-in capital	20,169,924	19,166,524
Accumulated other comprehensive income (loss)	996,882	(252,940)
Retained earnings	28,240,409	22,607,294
Total shareholders’ equity	49,454,221	41,567,571
Total liabilities and shareholders’ equity	$50,561,899	$42,566,440

*The March 31, 2009 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2009	2008
Revenue
Product sales	$5,177,445	$4,871,381
Contract research and development	1,331,056	856,409
Total revenue	6,508,501	5,727,790
Cost of sales	1,985,100	1,747,618
Gross profit	4,523,401	3,980,172
Expenses
Selling, general, and administrative	622,354	585,373
Research and development	291,540	280,863
Total expenses	913,894	866,236
Income from operations	3,609,507	3,113,936
Interest income	393,198	277,074
Income before taxes	4,002,705	3,391,010
Provision for income taxes	1,308,522	1,090,629
Net income	$2,694,183	$2,300,381
Net income per share – basic	$0.57	$0.49
Net income per share – diluted	$0.55	$0.48
Weighted average shares outstanding
Basic	4,692,607	4,661,396
Diluted	4,871,387	4,788,614

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2009	2008
Revenue
Product sales	$10,711,482	$9,418,703
Contract research and development	2,631,551	1,172,873
Total revenue	13,343,033	10,591,576
Cost of sales	3,876,523	3,155,050
Gross profit	9,466,510	7,436,526
Expenses
Selling, general, and administrative	1,258,077	1,114,857
Research and development	558,861	666,895
Total expenses	1,816,938	1,781,752
Income from operations	7,649,572	5,654,774
Interest income	763,223	531,509
Other income	-	3,400
Income before taxes	8,412,795	6,189,683
Provision for income taxes	2,779,680	1,986,686
Net income	$5,633,115	$4,202,997
Net income per share – basic	$1.20	$0.90
Net income per share – diluted	$1.16	$0.88
Weighted average shares outstanding
Basic	4,684,453	4,652,448
Diluted	4,863,199	4,779,606

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2009		2008
OPERATING ACTIVITIES
Net income	$5,633,115	$4,202,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	181,809	225,116
Stock-based compensation	100,842	75,476
Excess tax benefits	(280,448)	(236,524)
Gain on sale of fixed assets	-	(3,400)
Deferred income taxes	269,377	219,117
Changes in operating assets and liabilities:
Accounts receivable	413,671	357,848
Inventories	382,632	13,605
Prepaid expenses and other assets	(168,823)	16,285
Accounts payable and accrued expenses	126,505	(170,636)
Deferred revenue	(41,667)	(41,667)
Net cash provided by operating activities	6,617,013	4,658,217

INVESTING ACTIVITIES
Purchases of fixed assets	(167,608)	(117,530)
Proceeds from sale of fixed assets	-	3,400
Purchases of marketable securities	(6,779,505)	(6,602,443)
Proceeds from maturities and sales of marketable securities	142,352	1,411,361
Net cash used in investing activities	(6,804,761)	(5,305,212)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	622,423	243,917
Excess tax benefits	280,448	236,524
Net cash provided by financing activities	902,871	480,441

Increase (decrease) in cash and cash equivalents	715,123	(166,554)
Cash and cash equivalents at beginning of period	1,875,063	1,885,867

Cash and cash equivalents at end of period	$2,590,186	$1,719,313

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,607,438	$1,631,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION AND SUBSEQUENT EVENTS
     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The results of operations for the quarter ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2010.

     We evaluated all events or transactions that occurred after September 30, 2009 through October 21, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 was codified as Accounting Standards Codification (ASC) Topic 105-10 and replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. We adopted ASC Topic 105-10 effective for the quarter ended September 30, 2009 and the adoption did not result in a significant impact on our financial statements.

NOTE 4. NET INCOME PER SHARE
     Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 1,000 for the quarter and six months ended September 30, 2009 and 60,000 for the quarter and six months ended September 30, 2008 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended Sept. 30
	2009	2008
Weighted average common shares outstanding – basic	4,692,607	4,661,396
Effect of dilutive securities:
Stock options	171,843	122,329
Warrants	6,937	4,889
Shares used in computing net income per share – diluted	4,871,387	4,788,614

	Six Months Ended Sept. 30
	2009	2008
Weighted average common shares outstanding – basic	4,684,453	4,652,448
Effect of dilutive securities:
Stock options	171,809	122,269
Warrants	6,937	4,889
Shares used in computing net income per share – diluted	4,863,199	4,779,606

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The maturities of our marketable securities as of September 30, 2009 were as follows:
Total	<1 Year	1–3 Years	3–5 Years	>5 Years
$41,036,494	$1,653,026	$15,753,061	$23,630,407	$-

     Marketable securities were as follows:
	As of September 30, 2009				As of March 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. agency securities	$816,172	$22,730	$-	$838,902	$955,827	$30,647	$-	$986,474
Corporate bonds	17,654,836	840,120	-	18,494,956	13,983,202	54,085	(942,514)	13,094,773
Municipal bonds	21,007,370	753,240	(57,974)	21,702,636	17,902,196	489,802	(26,497)	18,365,501
Total	$39,478,378	$1,616,090	$(57,974)	$41,036,494	$32,841,225	$574,534	$(969,011)	$32,446,748

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2009:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2009
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	-	-	-	-	-	-
Municipal bonds	1,213,376	(52,835)	895,330	(5,139)	2,108,706	(57,974)
Total	$1,213,376	$(52,835)	$895,330	$(5,139)	$2,108,706	$(57,974)
As of March 31, 2009
U.S. Agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	7,278,810	(796,441)	1,902,698	(146,073)	9,181,508	(942,514)
Municipal bonds	901,213	(6,436)	947,043	(20,061)	1,848,256	(26,497)
Total	$8,180,023	$(802,877)	$2,849,741	$(166,134)	$11,029,764	$(969,011)

     Gross unrealized losses at September 30, 2009 were attributable to our municipal bonds. The gross unrealized losses were primarily due to interest rate fluctuations and market-price changes. Although several of the bonds we hold were downgraded by Moody’s or Standard and Poor’s during the six months ended September 30, 2009, all of the bonds that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings, and a substantial majority were rated A3/A- or better. For each bond with an unrealized loss, we determined that it was not probable that we would not collect all amounts due. In reaching this determination, we considered factors including the credit ratings of the bonds, the underlying ratings of insured bonds, whether the bonds were prefunded, and historical default rates for securities of comparable credit rating. Because we determined that it was not probable that we would not collect all amounts due, and because we have the ability and intent to hold our bonds until a recovery of fair value, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at September 30, 2009.

NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended Sept. 30
	2009	2008
Net income	$2,694,183	$2,300,381
Unrealized gain (loss) from marketable securities, net of tax	437,926	(166,612)
Comprehensive income	$3,132,109	$2,133,769

	Six Months Ended Sept. 30
	2009	2008
Net income	$5,633,115	$4,202,997
Unrealized gain (loss) from marketable securities, net of tax	1,249,822	(458,912)
Comprehensive income	$6,882,937	$3,744,085

NOTE 7. INVENTORIES
     Inventories consisted of the following:
	September 30 2009	March 31 2009
Raw materials	$519,977	$564,630
Work-in-process	792,200	1,082,290
Finished goods	852,812	900,701
	2,164,989	2,547,621
Less inventory reserve	(300,000)	(300,000)
Total inventories	$1,864,989	$2,247,621

NOTE 8. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $95,244 for the second quarter of fiscal 2010, $69,878 for the second quarter of fiscal 2009, $100,842 for the first six months of fiscal 2010, and $75,476 for the first six months of fiscal 2009. Stock-based compensation expenses for the quarter and six months ended September 30, 2009 and 2008 were non-cash and primarily due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. The increases in stock-based compensation for the quarter and six months ended September 30, 2009 compared to the prior-year periods were primarily due to a higher stock price at the date of grant compared to the prior-year date of grant. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $280,448 for the the six months ended September 30, 2009 and $236,524 for the six months ended September 30, 2008 were credited to “Additional paid-in capital.”

     At September 30, 2009 we had no unrecognized tax benefits and we do not expect any significant unrecognized tax benefits within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2009 we had no accrued interest related to uncertain tax positions. The years 1999 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 10. FAIR VALUE MEASUREMENTS
     Generally accepted accounting principles establish a framework for measuring fair value, provide a definition of fair value and prescribe required disclosures about fair-value measurements. Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Generally accepted accounting principles utilize a valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described as follows:

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $41,036,494 at September 30, 2009 and $32,446,748 at March 31, 2009.

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

NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter or six months ended September 30, 2009.

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

Critical Accounting Policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2009. At September 30, 2009 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, product warranty estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended September 30, 2009 compared to quarter ended September 30, 2008
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2009	2008
Revenue
Product sales	79.5%	85.0%	6.3%
Contract research and development	20.5%	15.0%	55.4%
Total revenue	100.0%	100.0%	13.6%
Cost of sales	30.5%	30.5%	13.6%
Gross profit	69.5%	69.5%	13.6%
Expenses
Selling, general, and administrative	9.5%	10.2%	6.3%
Research and development	4.5%	4.9%	3.8%
Total expenses	14.0%	15.1%	5.5%
Income from operations	55.5%	54.4%	15.9%
Interest and other income	6.0%	4.8%	41.9%
Income before taxes	61.5%	59.2%	18.0%
Provision for income taxes	20.1%	19.0%	20.0%
Net income	41.4%	40.2%	17.1%

     Total revenue for the quarter ended September 30, 2009 (the second quarter of fiscal 2010) increased 14% to $6,508,501 compared to $5,727,790 for the quarter ended September 30, 2008 (the second quarter of fiscal 2009). The increase was due to a 6% increase in product sales and a 55% increase in contract research and development revenue. The increase in product sales was due to the addition of new customers and increased purchase volume by existing customers. The increase in research and development revenue was due to new contracts. The increase in research and development revenue may not be representative of future trends and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin was 69% of revenue for the second quarter of fiscal 2010, unchanged from the second quarter of fiscal 2009. Higher margins on both product sales and contract research and development revenue offset a less favorable revenue mix with a higher portion of revenue from contract research and development.

     Selling, general, and administrative expense for the second quarter of fiscal 2010 increased 6% compared to the second quarter of fiscal 2009, primarily due to increases in salaries, commissions, and stock-based compensation expense. Stock-based compensation expenses for the quarters ended September 30, 2009 and 2008 were primarily due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. The increase in stock-based compensation for the quarter ended September 30, 2009 compared to the prior-year quarter was primarily due to a higher stock price at the date of grant compared to the prior-year date of grant.

     Research and development expense increased 4% for the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 due to increased sensor and coupler product development. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest and other income increased 42% to $393,198 for the second quarter of fiscal 2010 compared to $277,074 for the second quarter of fiscal 2009. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,308,522, or 33% of income before taxes, for the second quarter of fiscal 2010 compared to $1,090,629, or 32% of income before taxes, for the second quarter of fiscal 2009. The effective tax rate can fluctuate due to a number of factors, some of which are outside our control.

     The 17% increase in net income in the second quarter of fiscal 2010 compared to the prior-year quarter was primarily due to increases in product sales, contract research and development revenue, and interest income, partially offset by increased expenses.

Six months ended September 30, 2009 compared to six months ended September 30, 2008
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2009	2008
Revenue
Product sales	80.3%	88.9%	13.7%
Contract research and development	19.7%	11.1%	124.4%
Total revenue	100.0%	100.0%	26.0%
Cost of sales	29.1%	29.8%	22.9%
Gross profit	70.9%	70.2%	27.3%
Expenses
Selling, general, and administrative	9.4%	10.5%	12.8%
Research and development	4.2%	6.3%	(16.2)%
Total expenses	13.6%	16.8%	2.0%
Income from operations	57.3%	53.4%	35.3%
Interest and other income	5.7%	5.0%	42.7%
Income before taxes	63.0%	58.4%	35.9%
Provision for income taxes	20.8%	18.7%	39.9%
Net income	42.2%	39.7%	34.0%

     Total revenue for the six months ended September 30, 2009 increased 26% to $13,343,033 compared to $10,591,576 for the six months ended September 30, 2008. The increase was due to a 14% increase in product sales and a 124% increase in contract research and development revenue. The increase in product sales was due to the addition of new customers and increased purchase volume by existing customers. The increase in research and development revenue was due to new contracts. The increase in research and development revenue may not be representative of future trends and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 71% of revenue for the first six months of fiscal 2010 compared to 70% for the first six months of fiscal 2009. The increase was due to higher margins on both product sales and contract research and development revenue.

     Selling, general, and administrative expense for the first six months of fiscal 2010 increased 13% compared to the first six months of fiscal 2009, primarily due to increased salaries, performance-based compensation, commissions, and stock-based compensation expense. Stock-based compensation expenses for the six months ended September 30, 2009 and 2008 were primarily due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. The increase in stock-based compensation for the six months ended September 30, 2009 compared to the prior-year period was primarily due to a higher stock price at the date of grant compared to the prior-year date of grant.

     Research and development expense decreased 16% for the first six months of fiscal 2010 compared to the first six months of fiscal 2009 due to an increase in contract research and development activities, which caused resources to be reallocated from expensed research and development activities. The decrease in research and development expense for the six-month period may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest and other income increased 43% to $763,223 for the first six months of fiscal 2010 compared to $534,909 for first six months of fiscal 2009. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $2,779,680, or 33% of income before taxes, for the first six months of fiscal 2010 compared to $1,986,686, or 32% of income before taxes, for the first six months of fiscal 2009. The effective tax rate can fluctuate due to a number of factors, some of which are outside our control.

     The 34% increase in net income in the first six months of fiscal 2010 compared to the prior-year period was primarily due to increases in product sales, contract research and development revenue, and interest income.

Liquidity and capital resources
     At September 30, 2009 we had $43,626,680 in cash plus short-term and long-term marketable securities compared to $34,321,811 at March 31, 2009. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first six months of fiscal 2010 was primarily due to $6,617,013 in net cash provided by operating activities, a $1,952,593 net increase in the market value of our marketable securities due to market-price changes, and $622,423 in net proceeds from the sale of common stock related to option exercises.

     Deferred taxes were a $23,971 liability at September 30, 2009 compared to a $667,729 asset at March 31, 2009. The change was primarily due to a $702,771 increase in deferred taxes related to the net increase in the value of our marketable securities. Accounts receivable decreased by $413,671 at September 30, 2009 compared to March 31, 2009 due to the timing of payments by our customers. Inventories decreased by $382,632 due to raw material purchase timing and our efforts to manage certain inventories.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of September 30, 2009 had remaining maturities between seven and 58 months. Our short-term and long-term marketable securities had a fair market value of $41,036,494 at September 30, 2009, representing approximately 81% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.
      Our Annual Meeting of Shareholders was held on August 6, 2009. Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act. All of our directors attended the meeting. The Annual Meeting was held for the following purposes: (1) to elect five directors to serve until the next Annual Meeting of Shareholders; and (2) to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010. There were 4,682,583 shares of common stock entitled to vote at the meeting with a majority represented at the meeting. The affirmative vote of the majority of the votes cast was required to pass each of the proposals. The Board of Directors recommended a vote for election of the director nominees and for ratification of the selection of our independent registered public accounting firm. There was no solicitation in opposition. Each director nominee was reelected to serve as a director until our next Annual Meeting of Shareholders and the selection of our independent registered public accounting firm was ratified.

     Voting results were as follows:
		Number of Shares
		Voted For	Withheld	Abstain
1.	To elect five directors to serve until the next Annual Meeting of Shareholders.
	Terrence W. Glarner	3,824,696	138,609	1,060
	Daniel A. Baker	3,826,733	136,572	1,060
	James D. Hartman	3,839,242	124,063	1,060
	Patricia M. Hollister	3,836,415	126,890	1,060
	Robert H. Irish	3,818,095	145,210	1,060
		Number of Shares
		Voted For	Voted Against	Abstain
2.	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2010.	3,931,395	30,956	2,015

Item 6. Exhibits.
Exhibit #	Description

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

October 21, 2009	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 21, 2009	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer