Form 10-Q
period 2009-12-31
NVE CORP /NEW/
filed 2010-01-20
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2009

or
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
Common Stock, $0.01 Par Value – 4,700,583 shares outstanding as of January 15, 2010

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2009 and 2008

          Statements of Income for the Nine Months Ended December 31, 2009 and 2008

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Quarter ended December 31, 2009 compared to quarter ended December 31, 2008

          Nine months ended December 31, 2009 compared to nine months ended December 31, 2008

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS
	(Unaudited) Dec. 31, 2009	March 31, 2009*
ASSETS
Current assets
Cash and cash equivalents	$1,164,219	$1,875,063
Marketable securities, short term	1,616,228	-
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,928,348	3,366,698
Inventories	1,792,217	2,247,621
Deferred tax assets	-	667,729
Prepaid expenses and other assets	988,192	669,307
Total current assets	8,489,204	8,826,418
Fixed assets
Machinery and equipment	5,573,448	5,328,237
Leasehold improvements	450,546	450,546
	6,023,994	5,778,783
Less accumulated depreciation	4,746,905	4,485,509
Net fixed assets	1,277,089	1,293,274
Marketable securities, long term	43,586,133	32,446,748
Total assets	$53,352,426	$42,566,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$428,344	$257,239
Accrued payroll and other	579,100	637,463
Deferred taxes	46,436	-
Deferred revenue	41,667	104,167
Total current liabilities	1,095,547	998,869

Shareholders’ equity
Common stock	47,006	46,693
Additional paid-in capital	20,169,924	19,166,524
Accumulated other comprehensive income (loss)	1,032,057	(252,940)
Retained earnings	31,007,892	22,607,294
Total shareholders’ equity	52,256,879	41,567,571
Total liabilities and shareholders’ equity	$53,352,426	$42,566,440

*The March 31, 2009 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2009	2008
Revenue
Product sales	$5,292,228	$4,596,948
Contract research and development	1,332,629	1,287,165
Total revenue	6,624,857	5,884,113
Cost of sales	2,102,855	1,763,090
Gross profit	4,522,002	4,121,023
Expenses
Selling, general, and administrative	548,973	508,953
Research and development	251,625	258,998
Total expenses	800,598	767,951
Income from operations	3,721,404	3,353,072
Interest income	414,669	306,814
Other income	-	800
Income before taxes	4,136,073	3,660,686
Provision for income taxes	1,368,590	1,192,282
Net income	$2,767,483	$2,468,404
Net income per share – basic	$0.59	$0.53
Net income per share – diluted	$0.57	$0.52
Weighted average shares outstanding
Basic	4,700,583	4,665,333
Diluted	4,855,948	4,783,633

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2009	2008
Revenue
Product sales	$16,003,710	$14,015,651
Contract research and development	3,964,180	2,460,038
Total revenue	19,967,890	16,475,689
Cost of sales	5,979,378	4,918,140
Gross profit	13,988,512	11,557,549
Expenses
Selling, general, and administrative	1,807,050	1,623,810
Research and development	810,486	925,893
Total expenses	2,617,536	2,549,703
Income from operations	11,370,976	9,007,846
Interest income	1,177,892	838,323
Other income	-	4,200
Income before taxes	12,548,868	9,850,369
Provision for income taxes	4,148,270	3,178,968
Net income	$8,400,598	$6,671,401
Net income per share – basic	$1.79	$1.43
Net income per share – diluted	$1.73	$1.40
Weighted average shares outstanding
Basic	4,689,849	4,656,758
Diluted	4,845,150	4,774,925

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended Dec. 31
2009		2008
OPERATING ACTIVITIES
Net income	$8,400,598	$6,671,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	274,137	343,711
Stock-based compensation	100,842	81,074
Excess tax benefits	(280,448)	(236,524)
Gain on sale of fixed assets	-	(4,200)
Deferred income taxes	271,281	218,134
Changes in operating assets and liabilities:
Accounts receivable	438,350	526,681
Inventories	455,404	(5,294)
Prepaid expenses and other assets	(318,885)	(84,900)
Accounts payable and accrued expenses	112,742	(49,320)
Deferred revenue	(62,500)	(62,500)
Net cash provided by operating activities	9,391,521	7,398,263

INVESTING ACTIVITIES
Purchases of fixed assets	(257,952)	(400,560)
Proceeds from sale of fixed assets	-	4,200
Purchases of marketable securities	(10,922,540)	(8,367,695)
Proceeds from maturities and sales of marketable securities	175,256	1,437,593
Net cash used in investing activities	(11,005,236)	(7,326,462)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	622,423	243,917
Excess tax benefits	280,448	236,524
Net cash provided by financing activities	902,871	480,441

(Decrease) increase in cash and cash equivalents	(710,844)	552,242
Cash and cash equivalents at beginning of period	1,875,063	1,885,867

Cash and cash equivalents at end of period	$1,164,219	$2,438,109

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,067,438	$2,806,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION AND SUBSEQUENT EVENTS
     The accompanying unaudited financial statements of NVE Corporation are consistent with accounting principles generally accepted in the United States and reporting with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009. The results of operations for the quarter ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2010.

     We evaluated all events or transactions that occurred after December 31, 2009 through January 20, 2010, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

NOTE 4. NET INCOME PER SHARE
     Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for the quarter and nine months ended December 31, 2009 and 60,000 for the quarter and nine months ended December 31, 2008 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended Dec. 31
	2009	2008
Weighted average common shares outstanding – basic	4,700,583	4,665,333
Effect of dilutive securities:
Stock options	149,309	113,670
Warrants	6,056	4,630
Shares used in computing net income per share – diluted	4,855,948	4,783,633

	Nine Months Ended Dec. 31
	2009	2008
Weighted average common shares outstanding – basic	4,689,849	4,656,758
Effect of dilutive securities:
Stock options	149,245	113,537
Warrants	6,056	4,630
Shares used in computing net income per share – diluted	4,845,150	4,774,925

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The maturities of our marketable securities as of December 31, 2009 were as follows:
Total	<1 Year	1–3 Years	3–5 Years	>5 Years
$45,202,361	$1,616,228	$18,816,726	$24,769,407	$-

     Marketable securities were as follows:
	As of December 31, 2009				As of March 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
U.S. agency securities	$784,617	$19,358	$(3,859)	$800,116	$955,827	$30,647	$-	$986,474
Corporate bonds	20,855,343	894,727	(35,297)	21,714,773	13,983,202	54,085	(942,514)	13,094,773
Municipal bonds	21,948,550	811,615	(72,693)	22,687,472	17,902,196	489,802	(26,497)	18,365,501
Total	$43,588,510	$1,725,700	$(111,849)	$45,202,361	$32,841,225	$574,534	$(969,011)	$32,446,748

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2009:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2009
U.S. agency securities	$175,185	$(3,859)	$-	$-	$175,185	$(3,859)
Corporate bonds	2,119,470	(35,297)	-	-	2,119,470	(35,297)
Municipal bonds	2,770,638	(64,423)	888,610	(8,270)	3,659,248	(72,693)
Total	$5,065,293	$(103,579)	$888,610	$(8,270)	$5,953,903	$(111,849)
As of March 31, 2009
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	7,278,810	(796,441)	1,902,698	(146,073)	9,181,508	(942,514)
Municipal bonds	901,213	(6,436)	947,043	(20,061)	1,848,256	(26,497)
Total	$8,180,023	$(802,877)	$2,849,741	$(166,134)	$11,029,764	$(969,011)

     Gross unrealized losses at December 31, 2009 were attributable to unrealized losses in our U.S. agency securities, corporate bonds, and municipal bonds. The gross unrealized losses were primarily due to interest rate fluctuations and market-price changes. Although several of the bonds we hold were downgraded by Moody’s or Standard and Poor’s during the nine months ended December 31, 2009, all of the bonds that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings, and a substantial majority were rated A3/A- or better. For each of eight bonds with an unrealized loss, we determined that it was not probable that we would not collect all amounts due. In reaching this determination, we considered factors including the credit ratings of the bonds, the underlying ratings of insured bonds, whether the bonds were prefunded, and historical default rates for securities of comparable credit rating. Because we determined that it was not probable that we would not collect all amounts due, and because we have the ability and intent to hold our bonds until a recovery of fair value, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at December 31, 2009.

NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended Dec. 31
	2009	2008
Net income	$2,767,483	$2,468,404
Unrealized gain from marketable securities, net of tax	35,175	393,117
Comprehensive income	$2,802,658	$2,861,521

	Nine Months Ended Dec. 31
	2009	2008
Net income	$8,400,598	$6,671,401
Unrealized gain (loss) from marketable securities, net of tax	1,284,997	(65,795)
Comprehensive income	$9,685,595	$6,605,606

NOTE 7. INVENTORIES
     Inventories consisted of the following:
	December 31 2009	March 31 2009
Raw materials	$522,864	$564,630
Work-in-process	798,262	1,082,290
Finished goods	771,091	900,701
	2,092,217	2,547,621
Less inventory reserve	(300,000)	(300,000)
Total inventories	$1,792,217	$2,247,621

NOTE 8. STOCK-BASED COMPENSATION
     There was no stock-based compensation expense for the third quarter of fiscal 2010. Stock-based compensation expenses were $5,598 for the third quarter of fiscal 2009, $100,842 for the first nine months of fiscal 2010, and $81,074 for the first nine months of fiscal 2009. Stock-based compensation expenses for the nine months ended December 31, 2009 and 2008 were primarily due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. The increase in stock-based compensation for the nine months ended December 31, 2009 compared to the prior-year period was primarily due to a higher stock price at the date of grant compared to the prior-year date of grant. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $280,448 for the the nine months ended December 31, 2009 and $236,524 for the nine months ended December 31, 2008 were credited to “Additional paid-in capital.”

     At December 31, 2009 we had no unrecognized tax benefits and we do not expect any significant unrecognized tax benefits within twelve months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2009 we had no accrued interest related to uncertain tax positions. The years 1999 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $45,202,361 at December 31, 2009 and $32,446,748 at March 31, 2009.

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

NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter or nine months ended December 31, 2009.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2009, as updated in Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2009. At December 31, 2009 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, product warranty estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended December 31, 2009 compared to quarter ended December 31, 2008
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2009	2008
Revenue
Product sales	79.9%	78.1%	15.1%
Contract research and development	20.1%	21.9%	3.5%
Total revenue	100.0%	100.0%	12.6%
Cost of sales	31.7%	30.0%	19.3%
Gross profit	68.3%	70.0%	9.7%
Expenses
Selling, general, and administrative	8.3%	8.6%	7.9%
Research and development	3.8%	4.4%	(2.8)%
Total expenses	12.1%	13.0%	4.3%
Income from operations	56.2%	57.0%	11.0%
Interest and other income	6.2%	5.2%	34.8%
Income before taxes	62.4%	62.2%	13.0%
Provision for income taxes	20.6%	20.2%	14.8%
Net income	41.8%	42.0%	12.1%

     Total revenue for the quarter ended December 31, 2009 (the third quarter of fiscal 2010) increased 13% to $6,624,857 compared to $5,884,113 for the quarter ended December 31, 2008 (the third quarter of fiscal 2009). The increase was due to a 15% increase in product sales and a 4% increase in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to the addition of new customers and increased purchase volume by existing customers. Product sales for the quarter ended December 31, 2009 increased 2% sequentially from $5,177,445 for the quarter ended September 30, 2009. Until this fiscal year, our product sales had been less in quarters ended December 31 than the immediately preceding quarters in every year since fiscal 2007. This seasonality may have been due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. The departure from product sale seasonal weakness in the current fiscal year may have been due to an improving economic environment. We cannot predict whether the seasonal pattern prior to fiscal 2010 will return in future fiscal years, and we cannot predict the possible impact of economic conditions on future results of operations. Furthermore, in every year since fiscal 2007 our product sales have increased in quarters ended March 31 from the quarters ended December 31, but we cannot predict whether this pattern will continue this fiscal year.

     The increase in research and development revenue was due to new contracts and increased activities on certain contracts. The increase in research and development revenue for the quarter may not be representative of future trends. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 68% of revenue for the third quarter of fiscal 2010 compared to 70% for the third quarter of fiscal 2009, due to a less favorable product mix.

     Selling, general, and administrative expense for the third quarter of fiscal 2010 increased 8% compared to the third quarter of fiscal 2009, primarily due to an increase in commissions and the timing of professional services.

     Research and development expense decreased 3% for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 due to an increase in contract research and development activities, which caused resources to be reallocated from expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest and other income increased 35% to $414,669 for the third quarter of fiscal 2010 compared to $307,614 for the third quarter of fiscal 2009. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,368,590 for the third quarter of fiscal 2010 compared to $1,192,282 for the third quarter of fiscal 2009. The effective tax rate was 33% of income before taxes in both quarters, although our effective tax rate can fluctuate due to a number of factors, some of which are outside our control.

     The 12% increase in net income in the third quarter of fiscal 2010 compared to the prior-year quarter was primarily due to increased product sales.

Nine months ended December 31, 2009 compared to nine months ended December 31, 2008
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2009	2008
Revenue
Product sales	80.1%	85.1%	14.2%
Contract research and development	19.9%	14.9%	61.1%
Total revenue	100.0%	100.0%	21.2%
Cost of sales	29.9%	29.9%	21.6%
Gross profit	70.1%	70.1%	21.0%
Expenses
Selling, general, and administrative	9.0%	9.8%	11.3%
Research and development	4.1%	5.6%	(12.5)%
Total expenses	13.1%	15.4%	2.7%
Income from operations	57.0%	54.7%	26.2%
Interest and other income	5.9%	5.1%	39.8%
Income before taxes	62.9%	59.8%	27.4%
Provision for income taxes	20.8%	19.3%	30.5%
Net income	42.1%	40.5%	25.9%

     Total revenue for the nine months ended December 31, 2009 increased 21% to $19,967,890 compared to $16,475,689 for the nine months ended December 31, 2008. The increase was due to a 14% increase in product sales and a 61% increase in contract research and development revenue. The increase in product sales was due to the addition of new customers and increased purchase volume by existing customers. The increase in research and development revenue was due to new contracts and increased activity on certain contracts. The increase in research and development revenue for the nine month period may not be representative of future trends. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Selling, general, and administrative expense for the first nine months of fiscal 2010 increased 11% compared to the first nine months of fiscal 2009, primarily due to increased salaries, performance-based compensation, commissions, and stock-based compensation expense. Stock-based compensation expenses for the nine months ended December 31, 2009 and 2008 were primarily due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. The increase in stock-based compensation for the nine months ended December 31, 2009 compared to the prior-year period was primarily due to a higher stock price at the date of grant compared to the prior-year date of grant.

     Research and development expense decreased 13% for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 due to an increase in contract research and development activities, which caused resources to be reallocated from expensed research and development activities. The decrease in research and development expense for the nine-month period may not be representative of future expense trends. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest and other income increased 40% to $1,177,892 for the first nine months of fiscal 2010 compared to $842,523 for the first nine months of fiscal 2009. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $4,148,270, or 33% of income before taxes, for the first nine months of fiscal 2010 compared to $3,178,968 or 32% of income before taxes, for the first nine months of fiscal 2009. The effective tax rate can fluctuate due to a number of factors, some of which are outside our control, and our effective tax rate for the first nine months of fiscal 2010 is not necessarily indicative of the rate that may be expected for the full fiscal year ending March 31, 2010.

     The 26% increase in net income in the first nine months of fiscal 2010 compared to the prior-year period was primarily due to increases in product sales, contract research and development revenue, and interest income.

Liquidity and capital resources
     At December 31, 2009 we had $46,366,580 in cash plus short-term and long-term marketable securities compared to $34,321,811 at March 31, 2009. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first nine months of fiscal 2010 was primarily due to $9,391,521 in net cash provided by operating activities, a $2,008,329 net increase in the market value of our marketable securities due to market-price changes, and $622,423 in net proceeds from the sale of common stock related to option exercises.

     Deferred taxes were a $46,436 liability at December 31, 2009 compared to a $667,729 asset at March 31, 2009. The change was primarily due to a $723,332 increase in deferred taxes related to the net increase in the value of our marketable securities. Accounts receivable decreased by $438,350 at December 31, 2009 compared to March 31, 2009 due to the timing of payments by our customers. Inventories decreased by $455,404 due to raw material purchase timing and our efforts to manage certain inventories.

      We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of December 31, 2009 had remaining maturities between four and 59 months. Our short-term and long-term marketable securities had a fair market value of $45,202,361 at December 31, 2009, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended December 31, 2009, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     On February 10, 2006 a lawsuit was filed against NVE and certain of its current and former executive officers and directors in the U.S. District Court for the District of Minnesota by an individual shareholder seeking to represent a class of purchasers of our common stock during the period from May 22, 2003 through February 11, 2005. On March 6 and March 7, 2006, two additional lawsuits were filed in the same court by two additional NVE shareholders, with the same proposed class period, purporting to represent the same class. These lawsuits were subsequently consolidated into a single case and a consolidated complaint was filed. The consolidated complaint generally alleged that the defendants violated the Securities Exchange Act of 1934 by issuing material misrepresentations concerning NVE’s projected revenues and product technology, which artificially inflated the market price of our common stock. On July 3, 2007 the U.S. District Court granted our motion to dismiss the consolidated lawsuits, with prejudice, after finding that the consolidated complaint failed to adequately plead the plaintiffs’ claims. On May 30, 2008, the U.S. Court of Appeals for the Eighth Circuit affirmed the U.S. District Court’s dismissal.

     On March 23, 2006, two related actions brought by individual shareholders who sought to represent NVE derivatively were filed in Hennepin County District Court. On October 26, 2009 these derivative actions were ordered dismissed by the Court.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, except the risk factor titled “We may lose revenue if we are unable to renew agreements with large customers” is replaced in its entirety by the following:

We may lose revenue if we are unable to renew agreements with large customers.
     Our agreement with Avago Technologies, Inc., as amended, expires June 26, 2010; our Supplier Partnering Agreement with St. Jude Medical, as amended, expires December 31, 2010; and our Phonak AG Supply Agreement expires May 1, 2012. We cannot predict if any of these agreements will be renewed, or if renewed, under what terms. The inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

     We are updating the expiration date of our Supplier Partnering Agreement with St. Jude Medical in this risk factor because an amendment extended the term of that agreement.

Item 6. Exhibits.
Exhibit #	Description

10+	Amendment Number 2 dated December 15, 2009 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to our Current Report on Form 8-K/A filed December 18, 2009).
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Confidential portions of this exhibit were deleted and filed separately with the SEC under a request for confidential treatment pursuant to Rule 24b-2 or Rule 406.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

January 20, 2010	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 20, 2010	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer