Form 10-K
period 2010-03-31
NVE CORP /NEW/
filed 2010-05-05
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
Yes [X]  No [   ]
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [   ]  No [   ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $207 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 30, 2010 was 4,700,583.
_______________

DOCUMENTS INCORPORATED BY REFERENCE
       Portions of our Proxy Statement for our 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

NVE CORPORATION
INDEX TO FORM 10-K
PART I
Item 1. Business.
Our Strategy
Our Products and Markets
Sensor Products and Markets
Coupler Products and Markets
MRAM Products and Markets
Product Manufacturing
Sales and Product Distribution
New Product Status
Our Competition
Sources and Availability of Raw Materials
Intellectual Property
Seasonality
Working Capital Items
Dependence on Major Customers
Firm Backlog
Research and Development Activities
Environmental Matters
Number of Employees
Financial Information About Geographic Areas
Available Information
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Shareholders, Dividends, and Securities Authorized for Issuance Under Equity Compensation Plans
Stock Performance Graph
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
Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks associated with competition, progress in research and development activities by us and others, variations in costs that are beyond our control, decreased sales, failure of suppliers to meet our requirements, failure to obtain new customers, inability to meet customer technical requirements, inability to consummate license agreements, ineligibility for SBIR awards, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For further information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

NVE History and Background
     NVE is a Minnesota corporation headquartered in a suburb of Minneapolis. We were founded in 1989 by James M. Daughton, Ph.D., a spintronics pioneer. Our common stock became publicly traded in 2000 through a reverse merger and became NASDAQ listed in 2003. Since our founding, we have been awarded more than $50 million in government research contracts, including more than 30 MRAM development contracts. These contracts have helped us build our intellectual property portfolio. Over the years our product sales have increased and we have reduced our dependence on research contracts. Fiscal years referenced in this report end March 31.

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

     Near-term potential MRAM applications include mission-critical storage such as military, industrial, and anti-tamper applications. Long term, MRAM could address the market for ubiquitous high-density memory.

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

Our Products and Markets
     We operate in one reportable segment. For financial information concerning this segment see “Note 8 – Segment Information” of the Financial Statements included in this Report.

Sensor Products and Markets
     Our sensor products detect the strength or gradient of magnetic fields and are often used to determine position or speed. The GMR changes its electrical resistance depending on the magnetic field. In our devices, GMR is combined with conventional foundry integrated circuitry and packaged in much the same way as conventional integrated circuits. We sell standard or catalog sensors, and custom sensors designed to meet customers’ exact requirements. Our sensors are quite small, very sensitive to magnetic fields, precise, and reliable.

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

     We have four lines of coupler products: cost-effective IL500-Series couplers; IL600-Series passive-input couplers; IL700/IL200-Series digital-input couplers; and IL400/IL3000-Series isolated network couplers.

MRAM Products and Markets
     MRAM uses spintronics to store data. It has been called the ideal or universal memory because of its potential to combine the speed of SRAM, the density of DRAM, and the nonvolatility of flash memory. Data is stored in the spin of the electrons in thin metal alloy films, and read with spin-dependent tunnel junctions. Unlike electrical charge, the spin of an electron is inherently permanent. We have invented several types of MRAM memory cells including inventions related to advanced MRAM designs and MRAM for tamper prevention or detection.

     Our strategy is to develop, manufacture, and sell low bit-density MRAM for applications such as tamper prevention and detection. For high bit-density MRAM, our strategy is to license our technology to companies with large-scale memories manufacturing capabilities.

Product Manufacturing
     Our fabrication facility is a clean-room area with specialized equipment to deposit, pattern, etch, and process spintronic materials. Most of our products are fabricated in our facility using either raw silicon wafers or foundry wafers. Foundry wafers contain conventional electronics that perform housekeeping functions such as voltage regulation and signal conditioning in our products.

     Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility. We either saw wafers to be sold in die form, or wafers are sent to Asia for dicing and packaging. Other production operations include inspection and testing. Packaged parts are returned to us to be tested, inventoried, and shipped.

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

New Product Status
     In the past year we began marketing several new products including certain sensors in an ultraminiature 1.1 by 1.1 by 0.45 millimeter package and new couplers designed for Controller Area Networks, which are networks used in automobiles and factory automation. Long-term product development programs in fiscal 2010 included:
          • spintronc biosensors designed for clinical instruments;
          • spintronic solid-state compasses designed for improved cellphone navigation systems; and
          • MRAM designed for tamper prevention and detection.

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

Medical Sensor Competition
     Our sensors for medical devices face competition from electromechanical magnetic sensors and from other solid-state magnetic sensors. Electromechanical magnetic sensors such as reed and micro-electromechanical system (MEMS) switches have been in use for several decades. Electromechanical competitors include Hermetic Switch, Inc., Meder Electronic AG (Engen/Welschingen, Germany), and Memscap SA (Grenoble, France). Because our sensors have no moving parts, we believe they are inherently more reliable than electromechanical magnetic sensors. We also believe our sensors are smaller than the smallest electromechanical magnetic sensors, more precise in their magnetic switch points, and more sensitive. Compared to other solid-state sensors, our medical sensors may have advantages in size, sensitivity to small magnetic fields, or electrical interface simplicity.

Coupler Competition
     Competing coupler technologies include optical couplers, inductive couplers (transformers), and capacitive couplers. Our strategy is to compete based on product features rather than to compete solely on price.

     In addition to being a customer, Avago is a leading producer of high-speed optical couplers. Other prominent optical coupler suppliers are Fairchild Semiconductor International, NEC Corporation, Sharp Corporation, Toshiba Corporation, and Vishay Intertechnology. We believe our couplers are smaller, faster, have less signal distortion, and have longer life than optical couplers.

     Inductive couplers are made by a number of companies including Analog Devices, Inc. and Silicon Laboratories Inc. IsoLoop couplers are smaller and therefore require less circuit board space per channel than most optical or inductive couplers. MEMS inductive couplers are smaller than other inductive couplers, but we believe our devices have higher channel density per area and have less signal distortion. Manufacturers of capacitive couplers include Texas Instruments Incorporated. We believe we have a broader product line, higher channel density, less signal distortion, longer product life, and lower power consumption than capacitive couplers.

MRAM Competition
     A number of companies compete or may compete with us for MRAM research and development or service business, or may be attempting to develop MRAM intellectual property for licensing to others. Emerging technologies that could compete with MRAM include graphene and carbon nanotubes, phase-change memory (PCM; also known as PRAM, PCRAM, chalcogenide, CRAM, or Ovonic memory), resistive RAM (RRAM), memory resistors (memristors), and conductive metal oxide (CMOx) memory. MRAM may have advantages over these technologies in either manufacturability, speed, data retention, or endurance.

Sources and Availability of Raw Materials
     Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. Our wafers sources are based around the world; our device packaging services are primarily in Asia.

Intellectual Property
Patents
     We were granted three U.S. patents assigned to us in the fiscal year ended March 31, 2010. As of March 31, 2010 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our business owned by us or licensed to us that expire in the next 12 months.

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

Trademarks
     “NVE” and “IsoLoop” are our registered trademarks. Other trademarks we claim include “GMR Switch” and “GT Sensor.”

Licenses
     We have licensed certain of our MRAM intellectual property to several companies, including Honeywell International Inc. and Motorola, Inc.

Agreements with Honeywell
     We have agreements and amendments to agreements with Honeywell dating back approximately to our founding. Under these agreements we are not required to pay royalties to Honeywell for the use of their intellectual property, and Honeywell has intellectual property rights to certain of our earlier-developed MRAM technology.

Motorola License
     We granted Motorola a non-exclusive, non-transferable, and non-assignable license to our MRAM intellectual property and received advance payments in conjunction with the agreement. Motorola has since separated Freescale Semiconductor, Inc. Motorola and Freescale asked us to consent to Motorola’s assignment of the Patent License Option Agreement to Freescale. We have declined to provide such consent without additional consideration. We believe the Motorola agreement likely terminated in 2005 because Motorola transferred manufacturing to Freescale. Freescale later announced the formation of Everspin, an independent company that would take ownership of Freescale’s MRAM manufacturing assets.

Royalty Agreement
     We have licensed rights to another organization’s GMR-related patent family, and that agreement calls for us to pay royalties on our sales of certain products. Payments under this agreement have been less than $5,000 for each of the most recent three fiscal years. We believe the patent family has expired and we do not expect to make any additional royalty payments under the agreement.

Seasonality
     In fiscal 2009 and 2008 our product sales were less in quarters ended December 31 than the quarters ended September 30. This seasonality may have been due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. This seasonal pattern did not occur in fiscal 2010, however, possibly due to an improving economic environment. We cannot predict whether this seasonal pattern will return in future fiscal years, and we cannot predict the possible impact of economic conditions on future results of operations.

Working Capital Items
     Like other companies in the electronics industry, we have historically invested in capital equipment for manufacturing and testing our products, as well as research and development equipment. We have also deployed significant capital in inventories to have finished products available from stock, to receive more favorable pricing for raw materials, and to guard against raw material shortages.

Dependence on Major Customers
     We rely on several large customers for a significant percentage of our revenue, including Avago Technologies; Phonak AG; St. Jude Medical, Inc.; certain other medical device manufacturers; certain distributors; and the U.S. Government. The loss of any one or more of these customers could have a material adverse effect on us. For the purposes of this disclosure, all agencies of the U.S. Government are considered a single customer.

Firm Backlog
     As of March 31, 2010 we had $1,527,621 of contract research and development backlog we believed to be firm, compared to $2,198,545 as of March 31, 2009. We expect the firm backlog as of March 31, 2010 to be filled in fiscal 2011. Approximately 51% of our backlog as of March 31, 2010 and 53% as of March 31, 2009 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed, are not included in firm backlog. The portion of orders already included in operating revenues on the basis of percentage of completion or program accounting are excluded. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance of additional contracts or follow-on contracts for expired or completed U.S. Government or other contracts.

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

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories. We spent $872,673 for fiscal 2010, $966,610 for fiscal 2009, and $1,202,504 for fiscal 2008 in company-sponsored research and development activities. Additionally, we spent $4,346,200 during fiscal 2010, $3,085,726 during fiscal 2009, and $2,139,059 during fiscal 2008 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well non-government entities.

Environmental Matters
     We are subject to environmental laws and regulations, particularly with respect to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position to date. Existing and future environmental laws and regulations could result in expenses related to emission abatement or remediation, but we are currently unable to estimate such expenses.

Number of Employees
     We had 52 employees as of March 31, 2010 compared to 50 as of March 31, 2009. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     International sales accounted for approximately 49% of our revenue in fiscal 2010, 47% in fiscal 2009, and 47% in fiscal 2008. More information about geographic areas is contained in “Note 8 – Segment Information” of the Financial Statements included elsewhere in this Report.

Available Information
     All reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements and additional proxy materials on Schedule 14A, as well as any amendments to those reports and schedules, are accessible at no cost through the “Investors” section of our Website (www.nve.com). We make those filings available as soon as reasonably practicable after filing. These filings are also accessible through the SEC’s Website (www.sec.gov).

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
     We rely on several large customers for a significant percentage of our revenue. These large customers include Avago Technologies; Phonak AG; St. Jude Medical, Inc.; certain other medical device manufacturers; certain distributors; and the U.S. Government. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled. Any decreases in purchase quantities or purchase prices, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

We risk losing business to our competitors.
     Our known product competitors include Avago Technologies; Analog Devices, Inc.; Fairchild Semiconductor International; Hermetic Switch, Inc.; Linear Technology Inc.; Maxim Integrated Products, Inc.; Meder Electronic AG; Memscap SA; NEC Corporation; Sharp Corporation; Silicon Laboratories, Inc.; Texas Instruments Incorporated; Toshiba Corporation; Vishay Intertechnology; and others. Many of our competitors and potential competitors have significantly greater financial, technical, and marketing resources than us. We believe that our competition is increasing as the technology and markets mature. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and we may lose business to competitors or it may be necessary to significantly reduce our prices in order to acquire or retain business. These factors could cause a material adverse impact on our financial condition, revenue, gross profit margins, or income.

We may lose revenue if we are unable to renew agreements with large customers.
     Our agreement with Avago Technologies, Inc., as amended, expires June 26, 2010; our Supplier Partnering Agreement with St. Jude Medical, as amended, expires December 31, 2010; and our Phonak AG Supply Agreement expires May 1, 2012. We cannot predict if any of these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced or eliminated.
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past three fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason would likely hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers depend on Government support to fund their contracts with us. Our Government funding depends on adequate continued funding of the agencies and their programs, which is affected by Government spending priorities that can change and over which we have no control. Furthermore, a significant portion of our Government funding has been through Small Business Innovation Research (SBIR) contracts. SBIR budgets may be changed by legislation or by agencies such as the Department of Defense.

Failure to qualify as a small business under federal regulations could make us ineligible for some government-funded research contracts, which could have a significant adverse impact on our revenue and our ability to make research and development progress.
     We received approximately $1.07 million in Small Business Innovation Research (SBIR) contract awards in fiscal 2010. Federal regulations place a number of criteria for a business to be eligible to compete for SBIR awards. Those criteria currently include number of employees and ownership structure. While we believe we meet the eligibility criteria, changes in our ownership beyond our control could cause us to lose our eligibility to compete for SBIR awards, which in turn could have a material adverse effect on our revenue, profits, and research and development efforts. In addition, SBIR eligibility requirements could be changed at any time.

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
     A significant portion of our product sales are into industries affected by the economic downturn during the past two fiscal years. This downturn has resulted in a significant decrease in the semiconductor market, which is the primary market for our products. Industries we serve that have been affected by the economic downturn include industrial control, factory automation, scientific instruments, and medical devices. Additionally, elements of U.S. healthcare system reform could have an adverse effect on the economic environment for the medical device industries we serve. We cannot predict the timing, strength, or duration of any economic recovery or subsequent slowdown, worldwide or in the industries we serve. The economic environment could have a material adverse impact on our business and revenue.

Our reputation could be damaged and we could lose revenue if we fail to meet technical challenges required to produce marketable products.
     Our products use new technology and we are continually researching and developing product designs and production processes. Our production processes require control of dimensional, magnetic, and other parameters that are not required in conventional semiconductor processes. If we are unable to develop stable designs and production processes, we may not be able to produce products that meet our customers’ requirements, which could cause damage to our reputation and loss of revenue.

Our failure to meet stringent customer requirements could result in the loss of key customers and potentially reduce our sales.
     Some of our customers, including Avago Technologies and certain medical device manufacturers, have stringent technical and quality requirements that require our products to meet certain test and qualification criteria. Failure to meet those criteria could result in the loss of current sales revenue, customers, and future sales.

Some of our sensors are incorporated into medical devices, which could expose us to a risk of product liability claims and such claims could seriously harm our business and financial condition.
     Certain of our sensor products are used in medical devices, including devices that help sustain human life. We are also marketing our sensor technology to other manufacturers of cardiac pacemakers and ICDs. Although we have indemnification agreements with certain customers including provisions designed to limit our exposure to product liability claims, there can be no assurance that we will not be subject to losses, claims, damages, liabilities, or expenses resulting from bodily injury or property damage arising from the incorporation of our products in devices sold by our customers. Existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions of our indemnification agreements, or the agreements may not be enforceable in all instances. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition.

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
     Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. Increased industry demand due to an economic recovery or other factors beyond our control or ability to predict could cause or exacerbate wafer supply shortages. Any wafer supply interruptions could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply of any critical chemicals or supplies could impact our ability to produce and deliver products and cause loss of revenue.
     There are a number of critical chemicals and supplies that we require to make products. These include certain gases, photoresists, polymers, metals, and alloys. We maintain inventory of critical chemicals and materials, but in many cases we are dependent on single sources, and some of the materials could be discontinued by their suppliers at any time. Furthermore, current and future climate change regulations could increase our costs or cause the loss of supply of critical chemicals. We use chemicals such as sulfur hexafluoride in our manufacturing process that have been identified as greenhouse gases. If such chemicals were restricted or prohibited we would need to obtain substitutes that might be more expensive or less available. Supply interruptions or shortages for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our single-source packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors including Circuit Electronic Industries Public Co., Ltd. (“CEI”) of Ayutthaya, Thailand. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. CEI has been operating under voluntary debt rehabilitation under Thailand law since 2005. We have identified potential alternate vendors for our most important products in case CEI’s ability to serve our needs becomes impaired, but it could prove expensive, time-consuming, or technically challenging to convert to an alternate vendor. If one of our packaging vendors were to become insolvent we might not be able to recover work in process or finished goods in their possession. Furthermore, an alternate vendor may not have sufficient capacity available to meet our requirements. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales were approximately 49% of our revenue for fiscal 2010, and we expect foreign sales to continue to represent a significant portion of our revenue in the future. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to or arising from operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of the jurisdictions where we do business.

Our business may suffer because we have limited influence over the rate of adoption of our MRAM technology, and MRAM technology may not build into a large or significant market.
     A significant portion of our future revenue and profits may be dependent on our current or future licensees introducing MRAM products using our technology. Production difficulties, technical barriers, high production costs, poor market reception, or other problems, almost all of which are outside our control, could prevent the deployment of MRAM or limit its market potential. Furthermore, competing technologies could prevent or supplant MRAM from becoming an important memory technology.

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
     We protect our proprietary technology and intellectual property by seeking patents, trademarks, and copyrights, and by maintaining trade secrets through entering into confidentiality agreements with employees, suppliers, customers, and prospective customers depending on the circumstances. We hold patents or are the licensee of others owning patented technology covering certain aspects of our products and technology. These patent rights may be challenged, rendered unenforceable, invalidated, or circumvented. In addition, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. At least several potential MRAM competitors have described designs that we believe would infringe on our patents if such designs were to be commercialized. Efforts to legally enforce patent rights can involve substantial expense and may not be successful. Furthermore, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe on patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. If technology we use infringes on patents or rights owned by others, we may be prevented from selling products that use such technology, we might be required to license the patents or rights owned by others, or we may be required to indemnify our customers against expenses relating to possible infringement. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to negotiate a new MRAM licensing agreement with Freescale or EverSpin.
     Our Patent License Option Agreement with Motorola provided for termination on December 31, 2005 or on the date Motorola ceases manufacturing MRAM Products, whichever is later. We believe such a termination is likely to have occurred as a result of Motorola apparently having eliminated its ability to manufacture MRAM Products through its spinoff of Freescale. In 2008 Freescale announced that it had transferred its MRAM technology and intellectual property to an independent company, EverSpin Technologies. We believe we are free to negotiate a new agreement with Freescale or EverSpin, or an assignment of the Motorola Patent License Option Agreement, but we have said we would do so only with amendments thereto. We have notified Freescale that we believe that MRAM products it has sold come within the scope of claims of a number of our patents. There can be no assurance, however, that any agreement can be reached with Freescale or EverSpin, or that any such agreement would be on more favorable terms to NVE than our agreement with Motorola, or that NVE would receive any value under the existing agreement with Motorola or any value under any such further agreement with Freescale or EverSpin.

Our business success may be adversely affected if we are unable to attract and retain highly qualified management and technical employees.
     Employment agreements with our Chief Executive Officer and Chief Financial Officer do not prevent either from leaving the company, and we have no employment agreements with any other employees. We have no key-person insurance covering employees. Competition for highly qualified management and technical personnel can be intense and we may not be able to attract and retain the personnel necessary for the development and operation of our business. The loss of the services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.

We could incur losses on our marketable securities.
     At March 31, 2010, we held $48,154,478 in short-term and long-term marketable securities, representing approximately 84% of our total assets. For the fiscal year ended March 31, 2010 we earned $1,617,880 in interest, virtually all of which was from those securities. During the past two fiscal years many bonds, including a number of bond securities we hold, were downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. The credit crisis may have caused or contributed to these downgrades. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows. Furthermore, those risks could increase depending on market and economic conditions beyond our control or ability to anticipate.

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
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us or our competitors;
•	the announcement of new products, product enhancements, contracts, or license agreements by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these new products or technologies;
•	changes in demand for our customers’ products;
•	the announcement of changes in strategy or discontinuation of products by us or our potential licensees;
•	quarterly variations in our operating results, revenue, or revenue growth rates;
•	changes in revenue estimates, earnings estimates, or market projections by market analysts;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	short selling and covering of short positions in our stock; and
•	general economic conditions or market conditions specific to particular industries served or potentially served by us or our customers.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned and managed by Carlson Real Estate Company, Inc. and leased under an agreement expiring December 31, 2015, with a right to cancel the lease at our option on December 31, 2012. We believe the facility is adequate to support our needed production capacity and plan to expand our production space within the facility. We hold no investments in real estate.

ITEM 3. LEGAL PROCEEDINGS.
     In the ordinary course of business we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years:
	Quarter Ended
	3/31/10	12/31/09	9/30/09	6/30/09	3/31/09	12/31/08	9/30/08	6/30/08
High	$48.61	$53.49	$63.64	$49.49	$34.93	$29.35	$35.00	$39.60
Low	$39.83	$35.51	$40.00	$28.02	$20.11	$16.56	$26.01	$24.99

Shareholders, Dividends, and Securities Authorized for Issuance Under Equity Compensation Plans
     We had approximately 115 shareholders of record and 8,259 total shareholders as of April 7, 2010. We have never paid or declared any cash dividends on our Common Stock. We do not anticipate paying dividends in the foreseeable future, as we intend to retain any earnings we may generate if needed to provide for the expansion of our business or for the possible defense of our intellectual property. Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2010 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Performance Graph
     The graph below compares the performance of our Common Stock to the cumulative five-year performance of the NASDAQ Industrial Index and the Cedrus Nanotechnology Index – Pure. NVE is included in both indices. The NASDAQ Industrial Index includes NASDAQ domestic and international based common-type stocks. We presented the Global Crown Capital (GCC) Nanotechnology Index, which was discontinued during fiscal 2010, in our previous year’s report on Form 10-K. The graph and table assume $100 was invested on March 31, 2005 in each of our Common Stock, the NASDAQ Industrial Index, the GCC Nanotechnology Index, and the Cedrus Nanotechnology Index – Pure, with reinvestment of dividends.

	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010
NVE Corporation	$100.00	$84.23	$143.43	$129.86	$151.47	$238.17
Cedrus Nanotechnology Index – Pure	$100.00	$154.95	$172.41	$187.74	$114.38	$212.63
GCC Nanotechnology Index	$100.00	$127.39	$133.27	$125.41	$67.93	-
NASDAQ Industrial Index	$100.00	$117.67	$125.33	$111.88	$66.30	$110.09

Stock Repurchase Program
     On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended March 31, 2010.

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
	Balance Sheet Data as of March 31
	2010	2009	2008	2007	2006
Cash, cash equivalents, and marketable securities	$49,543,766	$34,321,811	$24,736,874	$18,289,191	$10,891,326
Total assets	$57,462,914	$42,566,440	$32,768,128	$25,010,494	$17,758,919
Capital lease obligations, less current portion	$-	$-	$-	$-	$33,281
Total shareholders’ equity	$55,953,294	$41,567,571	$31,513,482	$23,888,255	$16,778,111
	Income Statement Data for Years Ended March 31
	2010	2009	2008	2007	2006
Revenue
Product sales	$22,665,860	$19,715,311	$18,505,650	$14,425,632	$8,345,967
Contract research and development	5,481,325	3,656,958	2,023,162	2,035,198	3,824,559
Total revenue	$28,147,185	$23,372,269	$20,528,812	$16,460,830	$12,170,526

Gross profit	$19,834,170	$16,648,027	$13,695,504	$10,673,172	$5,951,993
Income from operations	$16,298,536	$13,251,590	$10,048,779	$6,545,569	$2,471,026
Net income	$11,999,344	$9,782,895	$7,187,384	$4,780,783	$1,797,746
Net income per share – diluted	$2.47	$2.04	$1.51	$1.00	$0.39

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

Research and Development Contract Percentage of Completion Estimation
     We recognize research and development contract revenues and costs pro-rata as work progresses, which requires us to make estimates of the percentage of completion. If increases in projected costs-to-complete are sufficient to create a loss contract, the entire estimated loss is charged to operations in the period the loss first becomes known. This estimate has not affected our financial statements in the past three fiscal years. Increases in projected costs to complete contracts could materially impact our future results, however.

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserve are made. Our inventory reserve was $300,000 at March 31, 2010 and 2009.

Allowance for Doubtful Accounts Estimation
     We must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer that is not considered in the allowance. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Our allowance for doubtful accounts was $15,000 at March 31, 2010 and 2009. Our allowance for doubtful accounts is a relatively small percentage of our accounts receivable because our revenues are primarily from large customers, distributors, and U.S. Government agencies, all of which we consider generally credit-worthy. Our allowance for doubtful accounts could increase in the future if larger portions of our sales come from small end-user customers.

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

     As of March 31, 2010 our net deferred tax liabilities were $102,138 compared to net deferred tax assets of $667,729 as of March 31, 2009. Deferred taxes included $162,869 in stock-based compensation deductions as of March 31, 2010 and $136,587 as of March 31, 2009. Utilization of certain of our deferred tax assets is subject to limitations based on Internal Revenue Code Section 382.

Results of Operations
      The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2010	2009	2008	2009 to 2010	2008 to 2009
Revenue
Product sales	80.5%	84.4%	90.1%	15.0%	6.5%
Contract research and development	19.5%	15.6%	9.9%	49.9%	80.8%
Total revenue	100.0%	100.0%	100.0%	20.4%	13.9%
Cost of sales	29.5%	28.8%	33.3%	23.6%	(1.6)%
Gross profit	70.5%	71.2%	66.7%	19.1%	21.6%
Expenses
Selling, general, and administrative	8.6%	9.3%	10.5%	10.9%	0.9%
Research and development	4.0%	5.2%	7.2%	(8.0)%	(18.1)%
Total expenses	12.6%	14.5%	17.7%	4.1%	(6.9)%
Income from operations	57.9%	56.7%	49.0%	23.0%	31.9%
Interest and other income	5.7%	5.0%	5.0%	37.6%	14.0%
Income before taxes	63.6%	61.7%	54.0%	24.2%	30.2%
Income tax provision	21.0%	19.9%	19.0%	27.4%	19.3%
Net income	42.6%	41.8%	35.0%	22.7%	36.1%

     Total revenue for fiscal 2010 increased 20% to $28,147,185 compared to $23,372,269 for fiscal 2009, and increased 14% in fiscal 2009 compared to $20,528,812 for fiscal 2008. The increase in total revenue in fiscal 2010 was due to a 15% increase in product sales and a 50% increase in research and development revenue. The increase in fiscal 2009 was due to a 7% increase in product sales and an 81% increase in research and development revenue. In fiscal 2010, total revenue increased 15% in the U.S., 14% in Europe, and 79% in Asia, partially offset by a 14% decrease in other areas.

     Product sales increased 15% for fiscal 2010 to $22,665,860 compared to $19,715,311 in fiscal 2009. Fiscal 2009 product sales increased 7% from $18,505,650 in fiscal 2008. The increases in both years were due to both the addition of new customers and increased purchases by existing customers. Strong sales of components for medical devices in fiscal 2010 more than offset weak sales into other markets such as industrial control and factory automation. We believe weakness in the industrial control and factory automation markets was due to a worldwide manufacturing slowdown.

     Contract research and development revenue increased 50% for fiscal 2010 compared to fiscal 2009 due to new contracts and increased activity on certain contracts. Contract research and development revenue increased 81% for fiscal 2009 compared to fiscal 2008 due to new contracts. The increases in research and development revenue in the past two fiscal years may not be representative of future trends. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 70% of revenue for fiscal 2010 from 71% for fiscal 2009 due to a higher percentage of total revenue from contract research and development, which generally is less profitable than product sales. Gross profit margin increased to 71% for fiscal 2009 from 67% for fiscal 2008 due to higher margins on both product sales and research and development revenue as well as manufacturing efficiencies and a more favorable product sales mix.

     Selling, general, and administrative expense increased 11% for fiscal 2010 compared to fiscal 2009 and 1% for fiscal 2009 compared to fiscal 2008. The increase for fiscal 2010 was primarily due to increased salaries and commissions. The increase in selling, general, and administrative expense for fiscal 2009 was primarily due to increased salaries and commissions, partially offset by a $82,934 decrease in stock-based compensation expense and a $78,303 decrease in legal fees. The decrease in stock-based compensation for fiscal 2009 was primarily due to a decrease to 1,000 share options granted to each non-employee director on their reelection compared to 2,000 shares in the prior-year period.

     Research and development expense decreased 8% for fiscal 2010 compared to fiscal 2009 due to an increase in contract research and development activities, which caused resources to be reallocated from expensed research and development activities. Research and development expense decreased 18% for fiscal 2009 compared to fiscal 2008 due to the completion of certain research and development projects and an increase in contract research and development activities, which caused resources to be reallocated from expensed research and development activities. These decreases may not be representative of future expense trends. Our research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development obligations.

     Interest and other income increased 38% to $1,617,880 for fiscal 2010 compared to $1,176,010 for fiscal 2009, and increased 14% for fiscal 2009 compared to $1,031,225 in fiscal 2008. The increases for both fiscal years were due to increases in interest-bearing marketable securities.

     The effective income tax rate in fiscal 2010 was 33% of income before taxes compared to 32% in fiscal 2009 and 35% in fiscal 2008. The increased tax rate for fiscal 2010 compared to fiscal 2009 was primarily due to higher Federal and state effective tax rates. The decreased tax rate for fiscal 2009 compared to fiscal 2008 was primarily due to a larger portion of our interest income from federally tax-free securities and a lower state effective tax rate. Our tax rate can fluctuate from year to year due to a number of factors, including Federal and state tax rates and regulations, the mix between taxable and tax-exempt securities in our marketable securities, deductions related to disqualifying dispositions of our common stock, and other factors, some of which are outside our control.

     Net income increased 23% in fiscal 2010 compared to fiscal 2009 due to increases in product sales, contract research and development revenue, and interest income. Net income increased 36% for fiscal 2009 compared to fiscal 2008 due to increases in revenue, gross profit as a percentage of revenue, and interest income, and decreases in total expenses and the effective income tax rate.

Liquidity and Capital Resources
     Our primary source of working capital for fiscal years 2008 through 2010 was cash provided by operating activities related to product sales and research and development contract revenue. At March 31, 2010 we had $49,543,766 in cash plus short-term and long-term marketable securities compared to $34,321,811 at March 31, 2009. All of our marketable securities were classified as available for sale. The $15,221,955 increase in cash plus marketable securities was primarily due to $12,463,616 in net cash provided by operating activities, and a $2,161,330 net increase in the market value of our marketable securities due to market-price changes.

     Accounts receivable increased $854,866 as of March 31, 2010 compared to March 31, 2009 due to the timing of payments by our customers and an increase in revenue late in fiscal 2010 compared to fiscal 2009. Net deferred taxes were a $102,138 liability at March 31, 2010 compared to a $667,729 asset at March 31, 2009. The change was primarily due to a $778,665 change in deferred taxes related to the net increase in the value of our marketable securities. Inventories decreased $541,194 due to our efforts to manage certain inventories, timing of raw material purchases, and inventory depletion from product sales late in the fiscal year.

     Purchases of fixed assets were $305,862 in fiscal 2010 compared to $401,612 in fiscal 2009 and $817,596 in fiscal 2008. Purchases in all three fiscal years were primarily for capital equipment to increase our production capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs and equipment purchasing opportunities.

     For the past three fiscal years, after purchasing fixed assets we invested excess cash provided by operating activities in long-term marketable securities. As of March 31, 2010 our marketable securities had remaining maturities between three weeks and 60 months (see “Note 4 – Marketable Securities” for additional information). As our marketable securities mature, we currently plan to either use the proceeds to meet future capital needs or reinvest the proceeds in other marketable securities.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1–3 Years	3–5 Years	>5 Years
Operating lease obligations	$1,475,497	$248,285	$507,466	$521,240	$198,506
Purchase obligations	540,443	540,443	-	-	-
Total	$2,015,940	$788,728	$507,466	$521,240	$198,506

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” provides additional information about our lease obligations. Purchase obligations as of March 31, 2010 consisted of raw materials purchase commitments. We expect to meet these contractual payment obligations from cash provided by operating activities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. Although we had no significant fixed asset purchase obligations as of March 31, 2010, we plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2011.

Inflation
     Inflation has not had a significant impact on our operations in any of our three most recent fiscal years. Prices for our products and for the materials and labor costs for those products are governed by market conditions. It is possible that inflation in future years could impact both materials and labor used for the production of our products.

Off-Balance-Sheet Arrangements
     Our off-balance sheet arrangements consist of purchase commitments and operating leases for our facility. We believe that our off-balance sheet arrangements do not have a material current or anticipated future effect on our profitability, cash flows, or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2010 had remaining maturities between three weeks and 60 months. Marketable securities had a market value of $48,154,478 at March 31, 2010, representing approximately 84% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Foreign Currency Transactions
     We have some limited revenue risks from fluctuations in values of foreign currency due to product sales abroad. Foreign sales are generally made in U.S. currency, and currency transaction gains or losses in the past three fiscal years were not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Financial statements and accompanying notes are included in this Report beginning on page F-1.

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2010 and 2009, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Revenue
Product sales	$6,662,150	$5,292,228	$5,177,445	$5,534,037
Contract research and development	1,517,145	1,332,629	1,331,056	1,300,495
Total revenue	8,179,295	6,624,857	6,508,501	6,834,532
Cost of sales	2,333,637	2,102,855	1,985,100	1,891,423
Gross profit	5,845,658	4,522,002	4,523,401	4,943,109
Expenses
Selling, general, and administrative	607,534	548,973	622,354	635,723
Research and development	310,564	251,625	291,540	267,321
Total expenses	918,098	800,598	913,894	903,044
Income from operations	4,927,560	3,721,404	3,609,507	4,040,065
Income before taxes	5,367,548	4,136,073	4,002,705	4,410,090
Net income	$3,598,746	$2,767,483	$2,694,183	$2,938,932
Net income per share – diluted	$0.74	$0.57	$0.55	$0.61
	Unaudited; Quarter Ended
	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008
Revenue
Product sales	$5,699,660	$4,596,948	$4,871,381	$4,547,322
Contract research and development	1,196,920	1,287,165	856,409	316,464
Total revenue	6,896,580	5,884,113	5,727,790	4,863,786
Cost of sales	1,806,102	1,763,090	1,747,618	1,407,432
Gross profit	5,090,478	4,121,023	3,980,172	3,456,354
Expenses
Selling, general, and administrative	554,055	508,953	585,373	529,484
Research and development	292,679	258,998	280,863	386,032
Total expenses	846,734	767,951	866,236	915,516
Income from operations	4,243,744	3,353,072	3,113,936	2,540,838
Income before taxes	4,577,231	3,660,686	3,391,010	2,798,673
Net income	$3,111,494	$2,468,404	$2,300,381	$1,902,616
Net income per share – diluted	$0.65	$0.52	$0.48	$0.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2010. Our internal control over financial reporting as of March 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

Changes in Internal Controls
     During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
      The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Ernst & Young During Fiscal 2010 and 2009” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2010 Annual Meeting of Shareholders is incorporated by reference into this section.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits
Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to our Current Report on Form 8-K filed December 19, 2007).
4	Form of Common Stock Certificate (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, L.P. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease between the company and Glenborough Properties, LP dated September 18, 2002 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease between the company and Glenborough Properties, LP dated December 1, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2003).
10.4	Notification from Glenborough Properties, LP relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).
10.5	Notification from Carlson Real Estate Company, Inc. relating to change in building ownership (incorporated by reference to our Current Report on Form 8-K filed October 11, 2005).
10.6	Third amendment to lease between the company and Carlson Real Estate Company, Inc. dated December 17, 2007 (incorporated by reference to our Current Report on Form 8-K/A filed December 20, 2007).
10.7*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to our Annual Report on Form 10-KSB for the year ended March 31, 2001).
10.8*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.9+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended September 30, 2001).
10.10	Amendment dated October 18, 2002 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to our Quarterly Report on Form 10-QSB for the period ended December 31, 2002).
10.11	Notification from Agilent Technologies of planned sale of Agilent’s Semiconductor Product Group (incorporated by reference to our Current Report on Form 8-K filed October 19, 2005).
10.12	Report of completion of the divestiture of Agilent’s Semiconductor Products business (incorporated by reference to our Current Report on Form 8-K/A filed December 6, 2005).
10.13	Amendment Number 2 to OEM Purchase Agreement dated September 10, 2007 to Agreement between Agilent Technologies, Inc. (and subsequently assigned to Avago Technologies, Inc.) and the company (incorporated by reference to our Exhibit 10.5 filed with our Current Report on Form 8-K/A filed September 11, 2007).
10.14*	Amendment No. 1 dated March 28, 2005 to Stock Option Agreement dated May 7, 2004 between the Company and Daniel A. Baker (incorporated by reference to our Current Report on Form 8-K filed March 30, 2005).
10.15	Amendment No. 1 dated March 28, 2005 to Stock Option Agreement dated August 17, 2004 between the Company and Patricia M. Hollister (incorporated by reference to our Current Report on Form 8-K filed March 30, 2005).
10.16	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division (“St. Jude”), and the company (incorporated by reference to our Current Report on Form 8-K filed September 27, 2005).
10.17+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to our Current Report on Form 8-K filed January 4, 2006).
10.18+	Amendment Number 1 dated September 6, 2007 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to our Current Report on Form 8-K/A filed September 10, 2007).
10.19+	Amendment Number 2 dated December 15, 2009 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to our Current Report on Form 8-K/A filed December 18, 2009).
10.20*	Verbal agreement with Curt A. Reynders (incorporated by reference to Item 1.01 of our Current Report on Form 8-K filed January 18, 2006).
10.21	Supply Agreement by and between the company and Phonak AG (incorporated by reference to our Current Report on Form 8-K filed May 6, 2009).
23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.
+	Confidential portions of this exhibit were deleted and filed separately with the SEC under a request for confidential treatment pursuant to Rule 24b-2 or Rule 406.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVE CORPORATION
          (Registrant)

/s/Daniel A. Baker
by Daniel A. Baker
President and Chief Executive Officer

Date    May 5, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 5, 2010
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 5, 2010
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 5, 2010
/s/James D. Hartman James D. Hartman	Director	May 5, 2010
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 5, 2010
/s/Robert H. Irish Robert H. Irish	Director	May 5, 2010

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NVE Corporation

We have audited NVE Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NVE Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management titled “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on NVE Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NVE Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NVE Corporation as of March 31, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010, and our report dated May 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 5, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVE Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 5, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 5, 2010

NVE CORPORATION
BALANCE SHEETS

	March 31
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,389,288	$1,875,063
Marketable securities, short term	1,566,666	-
Accounts receivable, net of allowance for uncollectible accounts of $15,000	4,221,564	3,366,698
Inventories	1,706,427	2,247,621
Deferred tax assets	-	667,729
Prepaid expenses and other assets	781,294	669,307
Total current assets	9,665,239	8,826,418
Fixed assets
Machinery and equipment	5,617,136	5,328,237
Leasehold improvements	450,546	450,546
	6,067,682	5,778,783
Less accumulated depreciation	4,857,819	4,485,509
Net fixed assets	1,209,863	1,293,274
Marketable securities, long term	46,587,812	32,446,748
Total assets	$57,462,914	$42,566,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$665,782	$257,239
Accrued payroll and other	720,867	637,463
Deferred taxes	102,138	-
Deferred revenue	20,833	104,167
Total current liabilities	1,509,620	998,869

Shareholders’ equity
Common stock	47,006	46,693
Additional paid-in capital	20,169,924	19,166,524
Accumulated other comprehensive income (loss)	1,129,726	(252,940)
Retained earnings	34,606,638	22,607,294
Total shareholders’ equity	55,953,294	41,567,571
Total liabilities and shareholders’ equity	$57,462,914	$42,566,440

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2010	2009	2008
Revenue
Product sales	$22,665,860	$19,715,311	$18,505,650
Contract research and development	5,481,325	3,656,958	2,023,162
Total revenue	28,147,185	23,372,269	20,528,812
Cost of sales	8,313,015	6,724,242	6,833,308
Gross profit	19,834,170	16,648,027	13,695,504
Expenses
Selling, general, and administrative	2,414,584	2,177,865	2,158,818
Research and development	1,121,050	1,218,572	1,487,907
Total expenses	3,535,634	3,396,437	3,646,725
Income from operations	16,298,536	13,251,590	10,048,779
Interest income	1,617,880	1,171,810	974,990
Other income	-	4,200	56,235
Income before taxes	17,916,416	14,427,600	11,080,004
Provision for income taxes	5,917,072	4,644,705	3,892,620
Net income	$11,999,344	$9,782,895	$7,187,384
Net income per share – basic	$2.56	$2.10	$1.55
Net income per share – diluted	$2.47	$2.04	$1.51
Weighted average shares outstanding
Basic	4,692,496	4,659,486	4,635,470
Diluted	4,857,044	4,785,565	4,763,101

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at March 31, 2007	4,627,383	$46,274	$18,289,248	$(84,282)	$5,637,015	$23,888,255
Exercise of stock options and warrants	11,300	113	46,911	-	-	47,024
Comprehensive income:
Unrealized gain on marketable securities, net of tax	-	-	-	187,440	187,440
Net income	-	-	-	-	7,187,384	7,187,384
Total comprehensive income						7,374,824
Stock-based compensation	169,606			169,606
Tax benefit of stock- based compensation	33,773			33,773
Balance at March 31, 2008	4,638,683	46,387	18,539,538	103,158	12,824,399	31,513,482
Exercise of stock options and warrants	30,650	306	269,901	-	-	270,207
Comprehensive income:
Unrealized (loss) on marketable securities, net of tax	-	-	-	(356,098)	(356,098)
Net income	-	-	-	-	9,782,895	9,782,895
Total comprehensive income						9,426,797
Stock-based compensation	86,672			86,672
Tax benefit of stock- based compensation	270,413			270,413
Balance at March 31, 2009	4,669,333	46,693	19,166,524	(252,940)	22,607,294	41,567,571
Exercise of stock options and warrants	31,250	313	622,110	-	-	622,423
Comprehensive income:
Unrealized gain on marketable securities, net of tax	-	-	-	1,382,666	1,382,666
Net income	-	-	-	-	11,999,344	11,999,344
Total comprehensive income						13,382,010
Stock-based compensation	100,842			100,842
Tax benefit of stock- based compensation	280,448			280,448
Balance at March 31, 2010	4,700,583	$47,006	$20,169,924	$1,129,726	$34,606,638	$55,953,294

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$11,999,344	$9,782,895	$7,187,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	389,273	473,740	560,528
Stock-based compensation	100,842	86,672	169,606
Excess tax benefits	(280,448)	(270,413)	(33,773)
(Gain) loss on sale of fixed assets	-	(4,200)	601
Gain on marketable securities, net	-	-	(56,837)
Deferred income taxes	271,651	256,376	806,307
Changes in operating assets and liabilities
Accounts receivable	(854,866)	(140,671)	(1,221,022)
Inventories	541,194	209,183	(439,946)
Prepaid expenses and other assets	(111,987)	(139,691)	(196,029)
Accounts payable and accrued expenses	491,947	(172,444)	(25,736)
Deferred revenue	(83,334)	(83,333)	158,143
Net cash provided by operating activities	12,463,616	9,998,114	6,909,226

INVESTING ACTIVITIES
Purchases of fixed assets	(305,862)	(401,612)	(817,596)
Proceeds from sale of fixed assets	-	4,200	1,500
Purchases of marketable securities	(13,804,629)	(12,137,160)	(16,518,287)
Proceeds from maturities and sales of marketable securities	258,229	1,985,034	11,832,804
Net cash used in investing activities	(13,852,262)	(10,549,538)	(5,501,579)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	622,423	270,207	47,024
Excess tax benefits	280,448	270,413	33,773
Net cash provided by financing activities	902,871	540,620	80,797

(Decrease) increase in cash and cash equivalents	(485,775)	(10,804)	1,488,444
Cash and cash equivalents at beginning of year	1,875,063	1,885,867	397,423

Cash and cash equivalents at end of year	$1,389,288	$1,875,063	$1,885,867

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$5,587,438	$4,356,000	$3,254,313

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

Marketable Securities
     We classify securities with original maturities greater than three months and remaining maturities less than one year as short-term marketable securities, and securities with remaining maturities greater than one year as long-term marketable securities. Securities not due at a single maturity date are classified by their average life. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss).” We use a specific-identification cost basis to determine gains and losses.

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs were required on available-for-sale securities during fiscal 2010, 2009, or 2008.

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

     Our customers include agencies of the U.S. Government and other customers throughout the world. We generally do not require collateral from our customers, but we perform ongoing credit evaluations of their financial condition. More information on accounts receivable is contained in the paragraph titled “Accounts Receivable and Allowance for Doubtful Accounts” of this note.

     Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products.

Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2010, $175 in charges and provisions in fiscal 2009, and no charges or provisions in fiscal 2008.

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

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $34,694 for fiscal 2010, $33,483 for fiscal 2009, and $28,930 for fiscal 2008.

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

Research and Development Contract Revenue Recognition
     We recognize contract revenues and costs pro-rata as work progresses. Our research and development contracts do not contain post-shipment obligations. Contracts may be either firm-fixed-price or cost-plus-fixed-fee. Firm-fixed-price contracts provide for a price that is not subject to any adjustment based on our cost in performing the contract.

     Cost-plus-fixed-fee contracts are cost-reimbursement contracts that also provide for payment to us of a negotiated fee that is fixed at the inception of the contract. The costs for which we earn reimbursement are the actual costs incurred and are recorded in the period in which they are incurred. We recognize the contract fees pro-rata as work progresses.

Revenue Recognition of Up-Front Fees
     Revenue from nonrefundable up-front fees from development programs is deferred and recognized over the periods that the fees are earned. We recognize revenue from development programs which is refundable, recoupable against future royalties, or for which future obligations exist, over the term of the agreement.

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

Net Income Per Share
     Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each year. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for fiscal 2010; 60,000 for fiscal 2009; and 56,000 for fiscal 2008 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:

	Year Ended March 31
	2010	2009	2008
Weighted average common shares outstanding – basic	4,692,496	4,659,486	4,635,470
Effect of dilutive securities:
Stock options	158,142	121,135	123,195
Warrants	6,406	4,944	4,436
Shares used in computing net income per share – diluted	4,857,044	4,785,565	4,763,101

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements
     We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

NOTE 3. FAIR VALUE MEASUREMENTS
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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $48,154,478 at March 31, 2010 and $32,446,748 at March 31, 2009.

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

NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2010, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$48,154,478	$1,566,666	$26,643,339	$19,944,473

     As of March 31, 2010 and 2009 our marketable securities were as follows:
	As of March 31, 2010				As of March 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$702,992	$19,240	$-	$722,232	$955,827	$30,647	$-	$986,474
Corporate bonds	23,807,375	1,029,273	(23,601)	24,813,047	13,983,202	54,085	(942,514)	13,094,773
Municipal bonds	21,877,258	747,483	(5,542)	22,619,199	17,902,196	489,802	(26,497)	18,365,501
Total	$46,387,625	$1,795,996	$(29,143)	$48,154,478	$32,841,225	$574,534	$(969,011)	$32,446,748

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2010 and 2009:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2010
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	2,032,306	(23,601)	-	-	2,032,306	(23,601)
Municipal bonds	1,564,416	(5,542)	-	-	1,564,416	(5,542)
Total	$3,596,722	$(29,143)	$-	$-	$3,596,722	$(29,143)
As of March 31, 2009
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	7,278,810	(796,441)	1,902,698	(146,073)	9,181,508	(942,514)
Municipal bonds	901,213	(6,436)	947,043	(20,061)	1,848,256	(26,497)
Total	$8,180,023	$(802,877)	$2,849,741	$(166,134)	$11,029,764	$(969,011)

     Gross unrealized losses totaled $29,143 as of March 31, 2010, and were attributable to five corporate and municipal bonds out of a portfolio of 49 bonds. The gross unrealized losses were due to market-price decreases after the bonds were purchased. All of the bonds with an unrealized loss were rated A1/A+ or better by Moody’s or Standard and Poor’s, none had been downgraded since they were purchased, and none had been in a continuous unrealized loss position for 12 months or more. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at March 31, 2010.

NOTE 5. INVENTORIES
     Inventories consisted of the following:

	March 31
	2010	2009
Raw materials	$595,032	$564,630
Work in process	794,091	1,082,290
Finished goods	617,304	900,701
	2,006,427	2,547,621
Less inventory reserve	(300,000)	(300,000)
Total inventories	$1,706,427	$2,247,621

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

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2010	2009	2008
Risk-free interest rate	2.7%	3.2%	4.2%
Expected volatility	55%	68%	70%
Expected life (years)	4.1	3.7	3.5
Dividend yield	0%	0%	0%

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

Expected life
     We analyze historical employee exercise and termination data to estimate the expected life assumption. We believe historical data currently represents the best estimate of the expected life of a new employee option. We examined the historical pattern of option exercises to determine if there was a discernible pattern as to how different classes of employees exercised their options. Our analysis showed that officers and directors held their stock options for a longer period of time before exercising compared to the rest of our employee population. Therefore we use different expected lives for officers and directors than we use for our general employee population for determining the fair value of options.

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

Expenses related to stock-based compensation
     The following table shows the effect of stock-based compensation on our net income and earning per share for fiscal 2008 through 2010. Stock-based compensation expenses and costs are included in the same line or lines as cash compensation paid to the same employees. Therefore the effect of stock-based compensation is included in “Selling, general, and administrative expenses” and presented in the line titled “Stock-based compensation” on our Statements of Cash Flows:
	Year Ended March 31
	2010	2009	2008
Effect of stock-based compensation on net income	$(100,842)	$(86,672)	$(169,606)
Effect of stock-based compensation on net income per share:
Basic	$(0.02)	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.02)	$(0.04)

Tax effects of stock-based compensation
     Stock-based compensation increased deferred taxes by $36,364 for fiscal 2010 and $31,098 for fiscal 2009.

General stock option information
     We had no nonvested shares as of March 31, 2010. Changes in nonvested shares during fiscal 2010 are presented below:
Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at March 31, 2009	1,500	$ 20.12
Granted	4,000	$ 51.04
Vested	(5,500)	$ 42.61
Nonvested at March 31, 2010	-	-

     The following table summarizes information about options outstanding at March 31, 2010, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 6.58 - 16.93	192,500	$12.78	3.6
20.12 - 29.65	43,000	27.88	4.5
31.27 - 58.27	19,000	38.94	7.5
	254,500	$17.28	4.0

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

     A summary of our stock options and warrants are shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price	Warrants Outstanding	Weighted Average Warrant Exercise Price
At March 31, 2007	186,230	311,700	$15.18	10,000	$16.28
Granted	(8,000)	8,000	$34.71	-	-
Exercised	-	(11,300)	$4.16	-	-
At March 31, 2008	178,230	308,400	$16.09	10,000	$16.28
Granted	(4,000)	4,000	$31.27	-	-
Exercised	-	(30,650)	$8.82	-	-
At March 31, 2009	174,230	281,750	$17.10	10,000	$16.28
Granted	(4,000)	4,000	$51.04	-	-
Exercised	-	(31,250)	$19.92	-	-
At March 31, 2010	170,230	254,500	$17.28	10,000	$16.28

     The remaining weighted-average exercisable life was 4.0 years at March 31, 2010; 4.9 years at March 31, 2009; and 5.6 years at March 31, 2008. All outstanding options were exercisable as of March 31, 2010. Exercisable options were outstanding covering 280,250 shares at March 31, 2009 and 305,400 shares at March 31, 2008 at weighted-average exercise prices of $17.08 at March 31, 2009 and $16.05 per share at March 31, 2008. The total intrinsic value of options exercised during fiscal 2010 was $863,292, based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2010, based on our closing stock price for that day, was $7,165,640, all of which were exercisable. The total fair value of option grants was $92,560 in fiscal 2010. There was no unrecognized stock-based compensation at March 31, 2010.

     No warrants were issued in the past three fiscal years. Remaining weighted-average exercisable warrant life was 2.9 years at March 31, 2010; 3.9 years at March 31, 2009; and 4.9 years at March 31, 2008.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2008 through 2010 consisted of the following:
	Year Ended March 31
	2010	2009	2008
Current taxes
Federal	$5,375,724	$4,304,330	$2,808,433
State	550,146	351,625	314,904
Deferred taxes
Federal	(6,109)	(17,880)	719,197
State	(2,689)	6,630	50,086
Income tax provision	$5,917,072	$4,644,705	$3,892,620

     A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2008 through 2010 is as follows:

	Year Ended March 31
	2010	2009	2008
Tax expense at U.S. statutory rate	$6,091,581	$4,905,384	$3,767,201
State income taxes, net of Federal benefit	369,754	271,307	238,861
Domestic manufacturing deduction	(309,222)	(238,679)	-
Municipal interest	(225,695)	(197,065)	-
Other	(9,346)	(96,242)	87,512
Change in valuation allowance	-	-	(200,954)
Income tax provision	$5,917,072	$4,644,705	$3,892,620

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2010 and 2009 were as follows:

	March 31
	2010	2009
Deferred revenue	$7,513	$37,375
Vacation accrual	121,788	107,517
Inventory reserve	108,180	107,640
Depreciation	65,443	67,901
Stock-based compensation deductions	162,869	136,587
Unrealized (gain) loss on marketable securities	(637,127)	141,538
Other	69,196	69,171
Net deferred tax (liabilities) assets	$(102,138)	$667,729

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $280,448 in fiscal 2010 and $270,413 in fiscal 2009 were attributed to stock-based compensation deductions. Credits of $33,773 in fiscal 2008 to “Additional paid-in capital” were due principally to the reversal of valuation allowances against deferred tax assets for carryforwards of net operating losses that were attributable to stock-based compensation deductions. The reversal occurred as a result of the actual utilization of such net operating loss carryforwards in those respective years. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years.

     The amounts credited to “Additional paid-in capital” were the tax benefits of the deductions to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes. “Tax benefit of stock-based compensation” represented (i) the tax benefits of deductions for stock-based compensation to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes, and (ii) reversals of valuation allowances against deferred tax assets for net operating loss carryforwards attributable to stock-based compensation deductions. Cash we received from the exercise of stock options related to excess tax benefits is included in “Net proceeds from sale of common stock” in the statement of cash flows for the year in which the option was exercised and cash received.

     We had $257,484 of Federal net operating losses and $211,081 of state net operating losses at March 31, 2010. These net operating losses expire in fiscal 2020 and are subject to limitation including limitation under the Internal Revenue Code.

    We had no unrecognized tax benefits as of March 31, 2010, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8. SEGMENT INFORMATION
     We operate in one reportable segment. We manufacture and sell spintronic products, and receive research and development contracts.

     The following table summarizes customers comprising 10% or more of revenue for fiscal 2010, 2009, and 2008:

	% of Revenue for Year Ended March 31
	2010	2009	2008
Customer A	16%	19%	17%
Customer B	*	*	10%
Customer C	11%	11%	*
Customer D	15%	10%	*

*Less than 10%

     Revenue by geographic region was as follows:
	Year Ended March 31
	2010	2009	2008
United States	$14,283,819	$12,445,164	$10,792,550
Europe	9,334,742	8,154,261	5,981,940
Asia	4,133,251	2,314,626	3,274,700
Other	395,373	458,218	479,622
Total Revenue	$28,147,185	$23,372,269	$20,528,812

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $237,317 for fiscal 2010, $234,368 for fiscal 2009, and $224,712 for fiscal 2008. In fiscal 2008 we executed a third amendment extending the operating lease for our facility through December 31, 2015. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring July 2014 with payments due quarterly. Our future minimum lease payments are shown in the following table:

Year Ending March 31
2011	2012	2013	2014	2015	2016	Total
$248,285	$251,917	$255,549	$259,234	$262,006	$198,506	$1,475,497

NOTE 10. COMMON STOCK
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock. We have an outstanding authorization from our Board to purchase up to $2,500,000 of our common stock, all of which remained available as of March 31, 2010.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $103,038 for fiscal 2010, $95,289 for fiscal 2009, and $94,585 for fiscal 2008.

EXHIBIT INDEX

Exhibit #	Description

23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.