Form 10-Q
period 2010-06-30
NVE CORP /NEW/
filed 2010-07-21
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2010

or
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
Common Stock, $0.01 Par Value – 4,700,583 shares outstanding as of July 16, 2010

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

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2010	March 31, 2010*
ASSETS
Current assets
Cash and cash equivalents	$1,654,293	$1,389,288
Marketable securities, short term	1,836,026	1,566,666
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,178,771	4,221,564
Inventories	1,848,177	1,706,427
Prepaid expenses and other assets	848,649	781,294
Total current assets	9,365,916	9,665,239
Fixed assets
Machinery and equipment	5,679,090	5,617,136
Leasehold improvements	450,546	450,546
	6,129,636	6,067,682
Less accumulated depreciation	4,947,296	4,857,819
Net fixed assets	1,182,340	1,209,863
Marketable securities, long term	51,185,164	46,587,812
Total assets	$61,733,420	$57,462,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$500,120	$665,782
Accrued payroll and other	742,957	720,867
Income taxes payable	1,543,822	-
Deferred taxes	53,631	102,138
Deferred revenue	-	20,833
Total current liabilities	2,840,530	1,509,620

Shareholders’ equity
Common stock	47,006	47,006
Additional paid-in capital	20,169,924	20,169,924
Accumulated other comprehensive income	968,225	1,129,726
Retained earnings	37,707,735	34,606,638
Total shareholders’ equity	58,892,890	55,953,294
Total liabilities and shareholders’ equity	$61,733,420	$57,462,914

*The March 31, 2010 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2010	2009
Revenue
Product sales	$6,193,876	$5,534,037
Contract research and development	1,047,418	1,300,495
Total revenue	7,241,294	6,834,532
Cost of sales	2,075,804	1,891,423
Gross profit	5,165,490	4,943,109
Expenses
Selling, general, and administrative	628,386	635,723
Research and development	341,663	267,321
Total expenses	970,049	903,044
Income from operations	4,195,441	4,040,065
Interest income	475,730	370,025
Income before taxes	4,671,171	4,410,090
Provision for income taxes	1,570,074	1,471,158
Net income	$3,101,097	$2,938,932
Net income per share – basic	$0.66	$0.63
Net income per share – diluted	$0.64	$0.61
Weighted average shares outstanding
Basic	4,700,583	4,676,209
Diluted	4,861,331	4,855,525

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2010		2009
OPERATING ACTIVITIES
Net income	$3,101,097	$2,938,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,476	90,905
Stock-based compensation	-	5,598
Excess tax benefits	-	(116,941)
Deferred income taxes	20,857	122,922
Changes in operating assets and liabilities:
Accounts receivable	1,042,793	293,998
Inventories	(141,750)	179,684
Prepaid expenses and other assets	(67,355)	(42,411)
Accounts payable, accrued expenses, and income taxes payable	1,400,250	1,340,258
Deferred revenue	(20,833)	(20,834)
Net cash provided by operating activities	5,424,535	4,792,111

INVESTING ACTIVITIES
Purchases of fixed assets	(61,953)	(35,921)
Purchases of marketable securities	(5,699,849)	(5,727,717)
Proceeds from maturities and sales of marketable securities	602,272	78,231
Net cash used in investing activities	(5,159,530)	(5,685,407)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	152,853
Excess tax benefits	-	116,941
Net cash provided by financing activities	-	269,794

Increase (decrease) in cash and cash equivalents	265,005	(623,502)
Cash and cash equivalents at beginning of period	1,389,288	1,875,063

Cash and cash equivalents at end of period	$1,654,293	$1,251,561

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,742	$7,438

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The results of operations for the quarter ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2011.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

NOTE 4. NET INCOME PER SHARE
     Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for the quarter ended June 30, 2010 and 1,000 for the quarter ended June 30, 2009 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended June 30
	2010	2009
Weighted average common shares outstanding – basic	4,700,583	4,676,209
Effect of dilutive securities:
Stock options	154,488	172,666
Warrants	6,260	6,650
Shares used in computing net income per share – diluted	4,861,331	4,855,525

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of June 30, 2010 were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$53,021,190	$1,836,026	$29,806,706	$21,378,458

     As of June 30 and March 31, 2010, our marketable securities were as follows:

	As of June 30, 2010				As of March 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$110,990	$-	$(409)	$110,581	$702,992	$19,240	$-	$722,232
Corporate bonds	29,578,247	1,072,012	(323,947)	30,326,312	23,807,375	1,029,273	(23,601)	24,813,047
Municipal bonds	21,795,964	788,333	-	22,584,297	21,877,258	747,483	(5,542)	22,619,199
Total	$51,485,201	$1,860,345	$(324,356)	$53,021,190	$46,387,625	$1,795,996	$(29,143)	$48,154,478

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2010
U.S. agency securities	$110,581	$(409)	$-	$-	$110,581	$(409)
Corporate bonds	4,625,580	(323,947)	-	-	4,625,580	(323,947)
Municipal bonds	-	-	-	-	-	-
Total	$4,736,161	$(324,356)	$-	$-	$4,736,161	$(324,356)
As of March 31, 2010
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	2,032,306	(23,601)	-	-	2,032,306	(23,601)
Municipal bonds	1,564,416	(5,542)	-	-	1,564,416	(5,542)
Total	$3,596,722	$(29,143)	$-	$-	$3,596,722	$(29,143)

     Gross unrealized losses at June 30, 2010 were attributable to three corporate bonds and one U.S. agency security in our portfolio of 52 securities. All of the securities with an unrealized loss were rated A2/A or better by Moody’s or Standard and Poor’s, and none had been in a continuous unrealized loss position for 12 months or more. Of the $324,356 total gross unrealized loss, $313,428 was attributable to guaranteed global notes issued by BP Capital Markets plc, which were downgraded to A2/A from Aa1/A+ during the quarter ended June 30, 2010. Our investments in such securities issued by BP mature November 7, 2013 and had a fair market value of $2,482,002 at June 30, 2010. The impact of BP’s Macondo subsea well oil spill on BP’s financial profile was cited as a reason for downgrade.

     For the securities issued by BP and each other security with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, seniority, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at June 30, 2010.

NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended June 30
	2010	2009
Net income	$3,101,097	$2,938,932
Unrealized (loss) gain from marketable securities, net of tax	(161,501)	811,896
Comprehensive income	$2,939,596	$3,750,828

NOTE 7. INVENTORIES
     Inventories consisted of the following:

	June 30 2010	March 31 2010
Raw materials	$636,406	$595,032
Work in process	1,038,732	794,091
Finished goods	473,039	617,304
	2,148,177	2,006,427
Less inventory reserve	(300,000)	(300,000)
Total inventories	$1,848,177	$1,706,427

NOTE 8. STOCK-BASED COMPENSATION
     There was no stock-based compensation expense for the first quarter of fiscal 2011. Stock-based compensation expenses were $5,598 for the first quarter of fiscal 2010.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No tax provisions were credited to “Additional paid-in capital” for the quarter ended June 30, 2010; $116,941 was credited to “Additional paid-in capital” for the quarter ended June 30, 2009.

     We had no unrecognized tax benefits as of June 30, 2010 or March 31, 2010, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010 and March 31, 2010, we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $53,021,190 at June 30, 2010 and $48,154,478 at March 31, 2010.

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

NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks associated with competition, progress in research and development activities by us and others, decreased sales, failure of suppliers to meet our requirements, inability to meet customer technical requirements, inability to consummate license agreements, ineligibility for SBIR awards, inability to renew agreements with large customers, risks of losses on our marketable securities, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2010. At June 30, 2010 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended June 30, 2010 compared to quarter ended June 30, 2009
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2010	2009
Revenue
Product sales	85.5%	81.0%	11.9%
Contract research and development	14.5%	19.0%	(19.5)%
Total revenue	100.0%	100.0%	6.0%
Cost of sales	28.7%	27.7%	9.7%
Gross profit	71.3%	72.3%	4.5%
Expenses
Selling, general, and administrative	8.7%	9.3%	(1.2)%
Research and development	4.7%	3.9%	27.8%
Total expenses	13.4%	13.2%	7.4%
Income from operations	57.9%	59.1%	3.8%
Interest and other income	6.6%	5.4%	28.6%
Income before taxes	64.5%	64.5%	5.9%
Provision for income taxes	21.7%	21.5%	6.7%
Net income	42.8%	43.0%	5.5%

     Total revenue for the quarter ended June 30, 2010 (the first quarter of fiscal 2011) increased 6% to $7,241,294 compared to $6,834,532 for the quarter ended June 30, 2009 (the first quarter of fiscal 2010). The increase was due to a 12% increase in product sales, partially offset by a 20% decrease in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to the addition of new customers and increased purchase volume by existing customers.

     The decrease in research and development revenue was due to the completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 71% of revenue for the first quarter of fiscal 2011 compared to 72% for the first quarter of fiscal 2010, due to a less favorable product sales mix.

     Total expenses increased 7% for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to a 28% increase in research and development expense. The increase in research and development expense was due to a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities, and increased product development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 29% to $475,730 for the first quarter of fiscal 2011 compared to $370,025 for the first quarter of fiscal 2010. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,570,074 for the first quarter of fiscal 2011 compared to $1,471,158 for the first quarter of fiscal 2010. The effective tax rate was 34% of income before taxes for the first quarter of fiscal 2011 compared to 33% for the prior-year quarter due to a higher Federal effective tax rate. Our effective tax rate can fluctuate due to a number of factors, some of which are outside our control.

     The 6% increase in net income in the first quarter of fiscal 2011 compared to the prior-year quarter was primarily due to increased product sales and increased interest income.

Liquidity and capital resources
     At June 30, 2010 we had $54,675,483 in cash plus short-term and long-term marketable securities compared to $49,543,766 at March 31, 2010. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first quarter of fiscal 2011 was primarily due to $5,424,535 in net cash provided by operating activities partially offset by a $230,864 net decrease in the market value of our marketable securities due to market-price changes including a downgrade in the credit rating of a security. Further information regarding risks related to our marketable securities are contained in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

     Accounts receivable decreased by $1,042,793 at June 30, 2010 compared to March 31, 2010 due to the timing of payments by our customers and higher revenue late in fiscal 2010 compared to late in the quarter ended June 30, 2010.

     Income taxes payable increased $1,543,822 because we had no estimated income tax payments due in the quarter ended June 30, 2010.

     We had no deferred revenue as of June 30, 2010 compared to $20,833 at March 31, 2010. Deferred revenue at March 31, 2010 was due to a nonrefundable payment of $250,000 by Avago to us under the terms of Amendment No. 2 to an agreement between us and Agilent. We recognized revenue from the payment over the term of Amendment No. 2, which was effective as of June 27, 2007 and ended June 27, 2010.

     Purchases of fixed assets were $61,953 during the quarter, primarily for production equipment. We currently expect such purchases to be at a significantly higher quarterly rate during the balance of the fiscal year ending March 31, 2011 because we plan to expand our production capacity.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of June 30, 2010 had remaining maturities between seven weeks and 57 months. Our short-term and long-term marketable securities had a fair market value of $53,021,190 at June 30, 2010, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, except the risk factors titled “We may lose revenue if we are unable to renew agreements with large customers” and “We could incur losses on our marketable securities” are replaced in their entirety by the following:

We may lose revenue if we are unable to renew agreements with large customers.
     Our Supplier Partnering Agreement with St. Jude Medical, as amended, expires December 31, 2010; our agreement with Avago Technologies, Inc., as amended, expires June 27, 2013; our and our Phonak AG Supply Agreement expires May 1, 2012. We have executed a letter of intent including a provision to extended the term of our Agreement with Phonak through March 31, 2015. We cannot predict if any of these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

     This risk factor is being updated because we executed an amendment extending the term of our agreement with Avago and a letter of intent including a provision to extended the term of our agreement with Phonak.

We could incur losses on our marketable securities.
     At June 30, 2010, we held $53,021,190 in short-term and long-term marketable securities, representing approximately 85% of our total assets. For the fiscal year ended March 31, 2011 we earned $1,617,880 in interest, virtually all of which was from those securities. During the past two fiscal years a number of the securities we hold were downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. The credit crisis may have caused or contributed to many of these downgrades. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk. For example, in fiscal 2011 guaranteed global notes issued by BP Capital Markets plc that we hold were downgraded due to the impact of BP’s Macondo subsea well oil spill on BP’s financial profile. Downgrades of any of our marketable securities are possible at any time for reasons beyond our control. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows.

     This risk factor is being updated because of the impact of BP’s Macondo subsea well oil spill on BP’s financial profile.

Item 6. Exhibits.
Exhibit #	Description

10.1+	Letter of Intent relating to Supply Agreement by and between NVE Corporation and Phonak AG (incorporated by reference to our Current Report on Form 8-K/A filed May 12, 2010).
10.2	Amendment No. 3 dated June 27, 2010 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to our Exhibit 10.6 filed with Current Report on Form 8-K/A filed June 28, 2010.

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Confidential portions of this exhibit were deleted and filed separately with the SEC under a request for confidential treatment pursuant to Rule 24b-2 or Rule 406.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

July 21, 2010	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 21, 2010	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer