Form 10-Q
period 2010-09-30
NVE CORP /NEW/
filed 2010-10-20
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2010

or
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
Common Stock, $0.01 Par Value – 4,700,583 shares outstanding as of October 15, 2010

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2010 and 2009

          Statements of Income for the Six Months Ended September 30, 2010 and 2009

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS
	(Unaudited) Sept. 30, 2010	March 31, 2010*
ASSETS
Current assets
Cash and cash equivalents	$690,841	$1,389,288
Marketable securities, short term	2,489,580	1,566,666
Accounts receivable, net of allowance for uncollectible accounts of $15,000	4,138,418	4,221,564
Inventories	2,371,727	1,706,427
Prepaid expenses and other assets	1,073,176	781,294
Total current assets	10,763,742	9,665,239
Fixed assets
Machinery and equipment	5,821,555	5,617,136
Leasehold improvements	450,546	450,546
	6,272,101	6,067,682
Less accumulated depreciation	5,038,657	4,857,819
Net fixed assets	1,233,444	1,209,863
Marketable securities, long term	52,720,248	46,587,812
Total assets	$64,717,434	$57,462,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$712,396	$665,782
Accrued payroll and other	716,079	720,867
Deferred taxes	434,739	102,138
Deferred revenue	-	20,833
Total current liabilities	1,863,214	1,509,620

Shareholders’ equity
Common stock	47,006	47,006
Additional paid-in capital	20,246,644	20,169,924
Accumulated other comprehensive income	1,646,825	1,129,726
Retained earnings	40,913,745	34,606,638
Total shareholders’ equity	62,854,220	55,953,294
Total liabilities and shareholders’ equity	$64,717,434	$57,462,914

*The March 31, 2010 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2010	2009
Revenue
Product sales	$6,410,512	$5,177,445
Contract research and development	1,398,648	1,331,056
Total revenue	7,809,160	6,508,501
Cost of sales	2,604,926	1,985,100
Gross profit	5,204,234	4,523,401
Expenses
Selling, general, and administrative	634,547	622,354
Research and development	309,873	291,540
Total expenses	944,420	913,894
Income from operations	4,259,814	3,609,507
Interest income	497,731	393,198
Income before taxes	4,757,545	4,002,705
Provision for income taxes	1,551,535	1,308,522
Net income	$3,206,010	$2,694,183
Net income per share – basic	$0.68	$0.57
Net income per share – diluted	$0.66	$0.55
Weighted average shares outstanding
Basic	4,700,583	4,692,607
Diluted	4,860,237	4,871,387

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2010	2009
Revenue
Product sales	$12,604,388	$10,711,482
Contract research and development	2,446,066	2,631,551
Total revenue	15,050,454	13,343,033
Cost of sales	4,680,730	3,876,523
Gross profit	10,369,724	9,466,510
Expenses
Selling, general, and administrative	1,262,933	1,258,077
Research and development	651,536	558,861
Total expenses	1,914,469	1,816,938
Income from operations	8,455,255	7,649,572
Interest income	973,461	763,223
Income before taxes	9,428,716	8,412,795
Provision for income taxes	3,121,609	2,779,680
Net income	$6,307,107	$5,633,115
Net income per share – basic	$1.34	$1.20
Net income per share – diluted	$1.30	$1.16
Weighted average shares outstanding
Basic	4,700,583	4,684,453
Diluted	4,860,237	4,863,199

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2010		2009
OPERATING ACTIVITIES
Net income	$6,307,107	$5,633,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	180,838	181,809
Stock-based compensation	76,720	100,842
Excess tax benefits	-	(280,448)
Deferred income taxes	(1,611)	269,377
Changes in operating assets and liabilities:
Accounts receivable	83,146	413,671
Inventories	(665,300)	382,632
Prepaid expenses and other assets	(291,882)	(168,823)
Accounts payable and accrued expenses	41,826	126,505
Deferred revenue	(20,833)	(41,667)
Net cash provided by operating activities	5,710,011	6,617,013

INVESTING ACTIVITIES
Purchases of fixed assets	(204,419)	(167,608)
Purchases of marketable securities	(7,765,811)	(6,779,505)
Proceeds from maturities and sales of marketable securities	1,561,772	142,352
Net cash used in investing activities	(6,408,458)	(6,804,761)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	-	622,423
Excess tax benefits	-	280,448
Net cash provided by financing activities	-	902,871

Increase (decrease) in cash and cash equivalents	(698,447)	715,123
Cash and cash equivalents at beginning of period	1,389,288	1,875,063

Cash and cash equivalents at end of period	$690,841	$2,590,186

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,274,742	$2,607,438

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The results of operations for the quarter or six months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2011.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

NOTE 4. NET INCOME PER SHARE
     Basic earnings per share are computed based on the weighted-average number of common shares issued and outstanding during each period. Diluted net income per share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for the quarter and six months ended September 30, 2010 and 1,000 for the quarter and six months ended September 30, 2009 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended Sept. 30
	2010	2009
Weighted average common shares outstanding – basic	4,700,583	4,692,607
Effect of dilutive securities:
Stock options	153,438	171,843
Warrants	6,216	6,937
Shares used in computing net income per share – diluted	4,860,237	4,871,387

	Six Months Ended Sept. 30
	2010	2009
Weighted average common shares outstanding – basic	4,700,583	4,684,453
Effect of dilutive securities:
Stock options	153,438	171,809
Warrants	6,216	6,937
Shares used in computing net income per share – diluted	4,860,237	4,863,199

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of September 30, 2010 were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$55,209,828	$2,489,580	$29,801,387	$22,918,861

     As of September 30 and March 31, 2010, our marketable securities were as follows:

	As of September 30, 2010				As of March 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$101,545	$2,173	$-	$103,718	$702,992	$19,240	$-	$722,232
Corporate bonds	30,765,448	1,754,469	-	32,519,917	23,807,375	1,029,273	(23,601)	24,813,047
Municipal bonds	21,724,671	861,522	-	22,586,193	21,877,258	747,483	(5,542)	22,619,199
Total	$52,591,664	$2,618,164	$-	$55,209,828	$46,387,625	$1,795,996	$(29,143)	$48,154,478

     None of our investments had an unrealized loss as of September 30, 2010. Guaranteed global notes issued by BP Capital Markets plc, which had an unrealized loss of $313,428 at June 30, 2010, had an unrealized gain as of September 30, 2010.

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2010
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	-	-	-	-	-	-
Municipal bonds	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-
As of March 31, 2010
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	2,032,306	(23,601)	-	-	2,032,306	(23,601)
Municipal bonds	1,564,416	(5,542)	-	-	1,564,416	(5,542)
Total	$3,596,722	$(29,143)	$-	$-	$3,596,722	$(29,143)

NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended Sept. 30
	2010	2009
Net income	$3,206,010	$2,694,183
Unrealized (loss) gain from marketable securities, net of tax	678,599	437,926
Comprehensive income	$3,884,609	$3,132,109

	Six Months Ended Sept. 30
	2010	2009
Net income	$6,307,107	$5,633,115
Unrealized (loss) gain from marketable securities, net of tax	517,099	1,249,822
Comprehensive income	$6,824,206	$6,882,937

NOTE 7. INVENTORIES
     Inventories consisted of the following:

	Sept. 30 2010	March 31 2010
Raw materials	$1,024,155	$595,032
Work in process	1,160,804	794,091
Finished goods	486,768	617,304
	2,671,727	2,006,427
Less inventory reserve	(300,000)	(300,000)
Total inventories	$2,371,727	$1,706,427

NOTE 8. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $76,720 for the second quarter of fiscal 2011, $95,244 for the second quarter of fiscal 2010, $76,720 for the first six months of fiscal 2011, and $100,842 for the first six months of fiscal 2010. Stock-based compensation expenses for the quarter and six months ended September 30, 2010 and 2009 were non-cash and primarily due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. The decreases in stock-based compensation for the quarter and six months ended September 30, 2010 compared to the prior-year periods were primarily due to a lower stock price at the date of grant compared to the prior-year date of grant. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. No tax provisions were credited to “Additional paid-in capital” for the six months ended September 30, 2010; $280,448 was credited to “Additional paid-in capital” for the the six months ended September 30, 2009.

     We had no unrecognized tax benefits as of September 30, 2010, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2010 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $55,209,828 at September 30, 2010 and $48,154,478 at March 31, 2010.

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

NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended September 30, 2010.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2010. At September 30, 2010 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended September 30, 2010 compared to quarter ended September 30, 2009
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2010	2009
Revenue
Product sales	82.1%	79.5%	23.8%
Contract research and development	17.9%	20.5%	5.1%
Total revenue	100.0%	100.0%	20.0%
Cost of sales	33.4%	30.5%	31.2%
Gross profit	66.6%	69.5%	15.1%
Expenses
Selling, general, and administrative	8.1%	9.5%	2.0%
Research and development	4.0%	4.5%	6.3%
Total expenses	12.1%	14.0%	3.3%
Income from operations	54.5%	55.5%	18.0%
Interest and other income	6.4%	6.0%	26.6%
Income before taxes	60.9%	61.5%	18.9%
Provision for income taxes	19.8%	20.1%	18.6%
Net income	41.1%	41.4%	19.0%

     Total revenue for the quarter ended ended September 30, 2010 (the second quarter of fiscal 2011) increased 20% to $7,809,160 compared to $6,508,501 for the quarter ended ended September 30, 2009 (the second quarter of fiscal 2010). The increase was due to a 24% increase in product sales and a 5% increase in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to the addition of new customers and increased purchase volume by existing customers.

     The increase in research and development revenue was due to new contracts and increased activity on certain contracts. Contract research and development revenue may not be representative of future quarters. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 67% of revenue for the second quarter of fiscal 2011 compared to 69% for the second quarter of fiscal 2010, due to a less favorable product sales mix.

     Total expenses increased 3% for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 due to a 2% increase in selling, general, and administrative expense and a 6% increase in research and development expense. The increase in research and development expense was due to increased product development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 27% to $497,731 for the second quarter of fiscal 2011 compared to $393,198 for the second quarter of fiscal 2010. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,551,535 for the second quarter of fiscal 2011 compared to $1,308,522 for the second quarter of fiscal 2010. The effective tax rate was 33% of income before taxes for the second quarter of fiscal 2011, which was the same rate as the prior-year quarter. Our effective tax rate can fluctuate, however, due to a number of factors, some of which are outside our control.

     The 19% increase in net income in the second quarter of fiscal 2011 compared to the prior-year quarter was primarily due to increased product sales.

Six months ended September 30, 2010 compared to six months September 30, 2009
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2010	2009
Revenue
Product sales	83.7%	80.3%	17.7%
Contract research and development	16.3%	19.7%	(7.0)%
Total revenue	100.0%	100.0%	12.8%
Cost of sales	31.1%	29.1%	20.7%
Gross profit	68.9%	70.9%	9.5%
Expenses
Selling, general, and administrative	8.4%	9.4%	0.4%
Research and development	4.3%	4.2%	16.6%
Total expenses	12.7%	13.6%	5.4%
Income from operations	56.2%	57.3%	10.5%
Interest and other income	6.4%	5.7%	27.5%
Income before taxes	62.6%	63.0%	12.1%
Provision for income taxes	20.7%	20.8%	12.3%
Net income	41.9%	42.2%	12.0%

     Total revenue for the six months ended September 30, 2010 increased 13% to $15,050,454 compared to $13,343,033 for the six months ended September 30, 2009. The increase was due to an 18% increase in product sales, partially offset by a 7% decrease in contract research and development revenue.

     The increase in product sales from the prior-year period was due to the addition of new customers and increased purchase volume by existing customers.

     The decrease in research and development revenue was due to the completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 69% of revenue for the first six months of fiscal 2011 compared to 71% for the first six months of fiscal 2010, due to a less favorable product sales mix.

     Total expenses increased 5% for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 due to a 17% increase in research and development expense. The increase in research and development expense was due to a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities, and increased product development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 28% to $973,461 for the first six months of fiscal 2011 compared to $763,223 for the first six months of fiscal 2010. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $3,121,609 for the first six months of fiscal 2011 compared to $2,779,680 for the first six months of fiscal 2010. The effective tax rate was 33% of income before taxes for the first six months of fiscal 2011, which was the same rate as the prior-year period. Our effective tax rate can fluctuate, however, due to a number of factors, some of which are outside our control.

     The 12% increase in net income in the first six months of fiscal 2011 compared to the prior-year period was primarily due to increased product sales and increased interest income.

Liquidity and capital resources
     At September 30, 2010 we had $55,900,669 in cash plus short-term and long-term marketable securities compared to $49,543,766 at March 31, 2010. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first six months of fiscal 2011 was primarily due to $5,710,011 in net cash provided by operating activities and a $851,311 net increase in the market value of our marketable securities due to market-price changes.

     The $922,914 increase in short-term marketable securities in the first six months of fiscal 2011 was due to marketable securities previously classified as long-term approaching maturity. We expect short-term marketable securities to increase in the remaining quarters of the fiscal year as more of our securities approach maturity.

     Inventories increased by $665,300 due to raw material purchase timing and to support an increased rate of product sales.

     We had no deferred revenue as of September 30, 2010 compared to $20,833 at March 31, 2010. Deferred revenue at March 31, 2010 was due to a nonrefundable payment of $250,000 by Avago to us under the terms of Amendment No. 2 to an agreement between us and Agilent. We recognized revenue from the payment over the term of Amendment No. 2, which was effective as of June 27, 2007 and ended June 27, 2010.

     Purchases of fixed assets were $204,419 during the six months ended September 30, 2010, primarily for production equipment. We currently expect such purchases to be at a higher quarterly rate during the balance of the fiscal year ending March 31, 2011 because we plan to expand our production capacity.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of September 30, 2010 had remaining maturities between eight and 59 months. Our short-term and long-term marketable securities had a fair market value of $55,209,828 at September 30, 2010, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended September 30, 2010, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, except the risk factors titled “We may lose revenue if we are unable to renew agreements with large customers” and “We could incur losses on our marketable securities” are replaced in their entirety by the following:

We may lose revenue if we are unable to renew agreements with large customers.
     Our Supplier Partnering Agreement with St. Jude Medical, as amended, expires December 31, 2011; our Phonak AG Supply Agreement expires May 1, 2012; and our agreement with Avago Technologies, Inc., as amended, expires June 27, 2013. We have executed a letter of intent including a provision to extended the term of our Agreement with Phonak through March 31, 2015. We cannot predict if any of these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

     This risk factor is being updated because we executed an amendment extending the term of our Supplier Partnering Agreement with St. Jude Medical.

We could incur losses on our marketable securities.
     At September 30, 2010, we held $55,209,828 in short-term and long-term marketable securities, representing approximately 85% of our total assets. For the first six months of the fiscal year ending March 31, 2011 we earned $973,461 in interest, virtually all of which was from those securities. During the past two fiscal years a number of the securities we hold were downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. The credit crisis may have caused or contributed to many of these downgrades. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk. For example, in fiscal 2011 guaranteed global notes issued by BP Capital Markets plc that we hold were downgraded due to the impact of BP’s Macondo subsea well oil spill on BP’s financial profile. Although we recovered an unrealized loss in BP securities, downgrades of any of our marketable securities are possible at any time for reasons beyond our control, which could cause us to incur losses on those securities. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Losses for any reason on our marketable securities could have a material adverse impact on our financial condition, income, or cash flows.

     The value of our marketable securities, the portion of our total assets in marketable securities, interest earned, and the recovery of our unrealized loss in BP securities are being updated in this risk factor.

Item 6. Exhibits.

Exhibit #	Description

10.1+	Amendment Number 3 dated September 13, 2010 to Supplier Partnering Agreement between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to our Current Report on Form 8-K/A filed September 16, 2010).

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Confidential portions of this exhibit were deleted and filed separately with the SEC under a request for confidential treatment pursuant to Rule 24b-2 or Rule 406.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

October 20, 2010	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 20, 2010	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer