Form 10-Q
period 2010-12-31
NVE CORP /NEW/
filed 2011-01-19
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2010

or
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
Common Stock, $0.01 Par Value – 4,766,198 shares outstanding as of January 14, 2011

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2010 and 2009

          Statements of Income for the Nine Months Ended December 31, 2010 and 2009

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS
	(Unaudited) Dec. 31, 2010	March 31, 2010*
ASSETS
Current assets
Cash and cash equivalents	$1,178,409	$1,389,288
Marketable securities, short term	4,455,249	1,566,666
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,471,435	4,221,564
Inventories	3,164,158	1,706,427
Prepaid expenses and other assets	1,102,838	781,294
Total current assets	13,372,089	9,665,239
Fixed assets
Machinery and equipment	5,954,570	5,617,136
Leasehold improvements	612,682	450,546
	6,567,252	6,067,682
Less accumulated depreciation	5,146,230	4,857,819
Net fixed assets	1,421,022	1,209,863
Marketable securities, long term	52,677,162	46,587,812
Total assets	$67,470,273	$57,462,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$482,412	$665,782
Accrued payroll and other	833,615	720,867
Deferred taxes	130,445	102,138
Deferred revenue	-	20,833
Total current liabilities	1,446,472	1,509,620

Shareholders’ equity
Common stock	47,662	47,006
Additional paid-in capital	20,565,148	20,169,924
Accumulated other comprehensive income	1,113,327	1,129,726
Retained earnings	44,297,664	34,606,638
Total shareholders’ equity	66,023,801	55,953,294
Total liabilities and shareholders’ equity	$67,470,273	$57,462,914

*The March 31, 2010 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2010	2009
Revenue
Product sales	$6,686,451	$5,292,228
Contract research and development	1,277,057	1,332,629
Total revenue	7,963,508	6,624,857
Cost of sales	2,461,798	2,102,855
Gross profit	5,501,710	4,522,002
Expenses
Selling, general, and administrative	638,223	548,973
Research and development	330,681	251,625
Total expenses	968,904	800,598
Income from operations	4,532,806	3,721,404
Interest income	512,203	414,669
Income before taxes	5,045,009	4,136,073
Provision for income taxes	1,661,090	1,368,590
Net income	$3,383,919	$2,767,483
Net income per share – basic	$0.71	$0.59
Net income per share – diluted	$0.70	$0.57
Weighted average shares outstanding
Basic	4,743,643	4,700,583
Diluted	4,866,617	4,855,948

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2010	2009
Revenue
Product sales	$19,290,839	$16,003,710
Contract research and development	3,723,123	3,964,180
Total revenue	23,013,962	19,967,890
Cost of sales	7,142,528	5,979,378
Gross profit	15,871,434	13,988,512
Expenses
Selling, general, and administrative	1,901,156	1,807,050
Research and development	982,217	810,486
Total expenses	2,883,373	2,617,536
Income from operations	12,988,061	11,370,976
Interest income	1,485,664	1,177,892
Income before taxes	14,473,725	12,548,868
Provision for income taxes	4,782,699	4,148,270
Net income	$9,691,026	$8,400,598
Net income per share – basic	$2.06	$1.79
Net income per share – diluted	$2.00	$1.73
Weighted average shares outstanding
Basic	4,714,989	4,689,849
Diluted	4,837,963	4,845,150

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended Dec. 31
2010		2009
OPERATING ACTIVITIES
Net income	$9,691,026	$8,400,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	290,798	274,137
Stock-based compensation	76,720	100,842
Excess tax benefits	(160,015)	(280,448)
Deferred income taxes	174,391	271,281
Changes in operating assets and liabilities:
Accounts receivable	750,129	438,350
Inventories	(1,457,731)	455,404
Prepaid expenses and other assets	(321,544)	(318,885)
Accounts payable and accrued expenses	(70,622)	112,742
Deferred revenue	(20,833)	(62,500)
Net cash provided by operating activities	8,952,319	9,391,521

INVESTING ACTIVITIES
Purchases of fixed assets	(501,957)	(257,952)
Purchases of marketable securities	(10,553,771)	(10,922,540)
Proceeds from maturities and sales of marketable securities	1,573,370	175,256
Net cash used in investing activities	(9,482,358)	(11,005,236)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	159,145	622,423
Excess tax benefits	160,015	280,448
Net cash provided by financing activities	319,160	902,871

Decrease in cash and cash equivalents	(210,879)	(710,844)
Cash and cash equivalents at beginning of period	1,389,288	1,875,063

Cash and cash equivalents at end of period	$1,178,409	$1,164,219

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,794,742	$4,067,438

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The results of operations for the quarter or nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2011.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 1,000 for the quarter and nine months ended December 31, 2010 and 5,000 for the quarter and nine months ended December 31, 2009 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended Dec. 31
	2010	2009
Weighted average common shares outstanding – basic	4,743,643	4,700,583
Effect of dilutive securities:
Stock options	115,789	149,309
Warrants	7,185	6,056
Shares used in computing net income per share – diluted	4,866,617	4,855,948

	Nine Months Ended Dec. 31
	2010	2009
Weighted average common shares outstanding – basic	4,714,989	4,689,849
Effect of dilutive securities:
Stock options	115,789	149,245
Warrants	7,185	6,056
Shares used in computing net income per share – diluted	4,837,963	4,845,150

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of December 31, 2010 were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$57,132,411	$4,455,249	$30,449,543	$22,227,619

     As of December 31 and March 31, 2010, our marketable securities were as follows:

	As of December 31, 2010				As of March 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$90,002	$1,527	$-	$91,529	$702,992	$19,240	$-	$722,232
Corporate bonds	33,624,646	1,271,950	(112,646)	34,783,950	23,807,375	1,029,273	(23,601)	24,813,047
Municipal bonds	21,653,378	608,723	(5,169)	22,256,932	21,877,258	747,483	(5,542)	22,619,199
Total	$55,368,026	$1,882,200	$(117,815)	$57,132,411	$46,387,625	$1,795,996	$(29,143)	$48,154,478

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2010:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2010
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	4,910,424	(112,646)	-	-	4,910,424	(112,646)
Municipal bonds	946,449	(5,169)	-	-	946,449	(5,169)
Total	$5,856,873	$(117,815)	$-	$-	$5,856,873	$(117,815)
As of March 31, 2010
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	2,032,306	(23,601)	-	-	2,032,306	(23,601)
Municipal bonds	1,564,416	(5,542)	-	-	1,564,416	(5,542)
Total	$3,596,722	$(29,143)	$-	$-	$3,596,722	$(29,143)

     Gross unrealized losses totaled $117,815 as of December 31, 2010, and were attributable to four corporate bonds and one municipal bond out of a portfolio of 55 bonds. The gross unrealized losses were due to market-price decreases after the bonds were purchased. All of the bonds with an unrealized loss were rated A1/A+ or better by Moody’s or Standard and Poor’s, none had been downgraded since they were purchased, and none had been in a continuous unrealized loss position for 12 months or more. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at December 31, 2010.

NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended Dec. 31
	2010	2009
Net income	$3,383,919	$2,767,483
Unrealized (loss) gain from marketable securities, net of tax	(533,498)	35,175
Comprehensive income	$2,850,421	$2,802,658

	Nine Months Ended Dec. 31
	2010	2009
Net income	$9,691,026	$8,400,598
Unrealized (loss) gain from marketable securities, net of tax	(16,399)	1,284,997
Comprehensive income	$9,674,627	$9,685,595

NOTE 7. INVENTORIES
     Inventories consisted of the following:

	Dec. 31 2010	March 31 2010
Raw materials	$1,799,146	$595,032
Work in process	1,089,106	794,091
Finished goods	575,906	617,304
	3,464,158	2,006,427
Less inventory reserve	(300,000)	(300,000)
Total inventories	$3,164,158	$1,706,427

NOTE 8. STOCK-BASED COMPENSATION
     There was no stock-based compensation expense for the third quarters of fiscal 2011 or 2010. Stock-based compensation expense was $76,720 for the first nine months of fiscal 2011 compared to $100,842 for the first nine months of fiscal 2010. Stock-based compensation expenses for the nine months ended December 31, 2010 and 2009 were non-cash and primarily due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. The decrease in stock-based compensation for the nine months ended December 31, 2010 compared to the prior-year period was primarily due to a lower stock price at the date of grant compared to the prior year. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $160,015 for the nine months ended December 31, 2010 and $280,448 for the nine months ended December 31, 2009 were credited to “Additional paid-in capital.”

     We had no unrecognized tax benefits as of December 31, 2010, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2010 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $57,132,411 at December 31, 2010 and $48,154,478 at March 31, 2010.

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

NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended December 31, 2010.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2010, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2010. At December 31, 2010 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended December 31, 2010 compared to quarter ended December 31, 2009
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2010	2009
Revenue
Product sales	84.0%	79.9%	26.3%
Contract research and development	16.0%	20.1%	(4.2)%
Total revenue	100.0%	100.0%	20.2%
Cost of sales	30.9%	31.7%	17.1%
Gross profit	69.1%	68.3%	21.7%
Expenses
Selling, general, and administrative	8.0%	8.3%	16.3%
Research and development	4.2%	3.8%	31.4%
Total expenses	12.2%	12.1%	21.0%
Income from operations	56.9%	56.2%	21.8%
Interest and other income	6.5%	6.2%	23.5%
Income before taxes	63.4%	62.4%	22.0%
Provision for income taxes	20.9%	20.6%	21.4%
Net income	42.5%	41.8%	22.3%

     Total revenue for the quarter ended ended December 31, 2010 (the third quarter of fiscal 2011) increased 20% to $7,963,508 compared to $6,624,857 for the quarter ended ended December 31, 2009 (the third quarter of fiscal 2010). The increase was due to a 26% increase in product sales, partially offset by a 4% decrease in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to the addition of new customers and increased purchase volume by existing customers. Until last fiscal year, our product sales had been less in quarters ended December 31 than the immediately preceding quarters in every year since fiscal 2007. This seasonality may have been due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. This sequential decrease did not occur in fiscal 2010 or 2011, possibly due to the addition of new customers, increased purchase volume by existing customers, or improved economic environments. We cannot predict whether seasonal weakness in quarters ending December 31 will return in future fiscal years, and we cannot predict the possible impact of economic conditions on future results of operations. Furthermore, in every year since fiscal 2007 our product sales have increased in quarters ended March 31 from the quarters ended December 31, but we cannot predict whether this pattern will continue this fiscal year.

     The decrease in research and development revenue was due to the completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 69% of revenue for the third quarter of fiscal 2011 compared to 68% for the third quarter of fiscal 2010, due to a more favorable revenue mix.

     Total expenses increased 21% for the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 due to a 16% increase in selling, general, and administrative expense and a 31% increase in research and development expense. The increase in selling, general, and administrative expense was due to an increase in performance-based compensation and commissions, and the timing of professional services. The increase in research and development expense was due to increased product development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 24% to $512,203 for the third quarter of fiscal 2011 compared to $414,669 for the third quarter of fiscal 2010. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,661,090 for the third quarter of fiscal 2011 compared to $1,368,590 for the third quarter of fiscal 2010. The effective tax rate was 33% of income before taxes for the third quarter of fiscal 2011, which was approximately the same rate as the prior-year quarter. Our effective tax rate can fluctuate, however, due to a number of factors, some of which are outside our control.

     The 22% increase in net income in the second quarter of fiscal 2011 compared to the prior-year quarter was primarily due to increased product sales.

Nine months ended December 31, 2010 compared to nine months December 31, 2009
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2010	2009
Revenue
Product sales	83.8%	80.1%	20.5%
Contract research and development	16.2%	19.9%	(6.1)%
Total revenue	100.0%	100.0%	15.3%
Cost of sales	31.0%	29.9%	19.5%
Gross profit	69.0%	70.1%	13.5%
Expenses
Selling, general, and administrative	8.3%	9.0%	5.2%
Research and development	4.3%	4.1%	21.2%
Total expenses	12.6%	13.1%	10.2%
Income from operations	56.4%	57.0%	14.2%
Interest and other income	6.5%	5.9%	26.1%
Income before taxes	62.9%	62.9%	15.3%
Provision for income taxes	20.8%	20.8%	15.3%
Net income	42.1%	42.1%	15.4%

     Total revenue for the nine months ended December 31, 2010 increased 15% to $23,013,962 compared to $19,967,890 for the nine months ended December 31, 2009. The increase was due to a 21% increase in product sales, partially offset by a 6% decrease in contract research and development revenue.

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

     Gross profit margin decreased to 69% of revenue for the first nine months of fiscal 2011 compared to 70% for the first nine months of fiscal 2010, due to a less favorable product sales mix.

     Total expenses increased 10% for the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 due primarily to a 21% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 26% to $1,485,664 for the first nine months of fiscal 2011 compared to $1,177,892 for the first nine months of fiscal 2010. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $4,782,699 for the first nine months of fiscal 2011 compared to $4,148,270 for the first nine months of fiscal 2010. The effective tax rate was 33% of income before taxes for the first nine months of fiscal 2011, which was approximately the same rate as the prior-year period. Our effective tax rate can fluctuate, however, due to a number of factors, some of which are outside our control.

     The 15% increase in net income in the first nine months of fiscal 2011 compared to the prior-year period was primarily due to increased product sales and increased interest income.

Liquidity and capital resources
     At December 31, 2010 we had $58,310,820 in cash plus short-term and long-term marketable securities compared to $49,543,766 at March 31, 2010. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first nine months of fiscal 2011 was primarily due to $8,952,319 in net cash provided by operating activities.

     The $2,888,583 increase in short-term marketable securities in the first nine months of fiscal 2011 was due to marketable securities previously classified as long-term approaching maturity. We expect short-term marketable securities to increase in the remaining quarter of the fiscal year as more of our securities approach maturity.

     Accounts receivable decreased $750,129 dollars due to the timing of payments by our customers.

     Inventories increased by $1,457,731 due to raw material purchase timing and to support an increased rate of product sales.

     We had no deferred revenue as of December 31, 2010 compared to $20,833 at March 31, 2010. Deferred revenue at March 31, 2010 was due to a nonrefundable payment of $250,000 by Avago to us under the terms of Amendment No. 2 to an agreement between us and Agilent. We recognized revenue from the payment over the term of Amendment No. 2, which was effective as of June 27, 2007 and ended June 27, 2010.

     Purchases of fixed assets were $501,957 during the nine months ended December 31, 2010, primarily for production equipment.

     Proceeds from maturities and sales of marketable securities were $1,573,370 for the nine months ended December 31, 2010 compared to $175,256 for the nine months ended December 31, 2009. The increase was due to the maturation of marketable securities.

     We currently believe our working capital is adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of December 31, 2010 had remaining maturities between five and 58 months. Our short-term and long-term marketable securities had a fair market value of $57,132,411 at December 31, 2010, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended December 31, 2010, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as updated in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2010 and September 30, 2010, except the risk factors titled “We may lose revenue if we are unable to renew agreements with large customers” and “We could incur losses on our marketable securities” are replaced in their entirety by the following:

We may lose revenue if we are unable to renew agreements with large customers.
     Our Supplier Partnering Agreement with St. Jude Medical, as amended, expires December 31, 2011; our agreement with Avago Technologies, Inc., as amended, expires June 27, 2013; and our Phonak AG Supply Agreement, as amended, expires March 31, 2015. We cannot predict if any of these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

     This risk factor is being updated because we executed an amendment that extended the term of our Phonak AG Supply Agreement.

We could incur losses on our marketable securities.
     At December 31, 2010, we held $57,132,411 in short-term and long-term marketable securities, representing approximately 85% of our total assets. For the first nine months of the fiscal year ending March 31, 2011 we earned $1,485,664 in interest, virtually all of which was from those securities. During the past two fiscal years a number of the securities we hold were downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. The credit crisis may have caused or contributed to many of these downgrades. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk. For example, in fiscal 2011 guaranteed global notes issued by BP Capital Markets plc that we hold were downgraded due to the impact of BP’s Macondo subsea well oil spill on BP’s financial profile. Although we recovered an unrealized loss in BP securities, downgrades of any of our marketable securities are possible at any time for reasons beyond our control, which could cause us to incur losses on those securities. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Losses for any reason on our marketable securities could have a material adverse impact on our financial condition, income, or cash flows.

     The value of our marketable securities, the portion of our total assets in marketable securities, and interest earned are being updated in this risk factor.

Item 6. Exhibits.

Exhibit #	Description

10.1+	Amendment to Supply Agreement by and between NVE Corporation and Phonak AG (incorporated by reference to our Current Report on Form 8-K/A filed January 12, 2011).
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+Confidential portions of this exhibit were deleted and filed separately with the SEC under a request for confidential treatment pursuant to Rule 24b-2 or Rule 406.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

January 19, 2011	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 19, 2011	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer