Form 10-K
period 2011-03-31
NVE CORP /NEW/
filed 2011-05-04
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $171 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 29, 2011 was 4,776,198.
_______________

DOCUMENTS INCORPORATED BY REFERENCE
       Portions of our Proxy Statement for our 2011 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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

Product Manufacturing
     Our fabrication facility is a cleanroom area with specialized equipment to deposit, pattern, etch, and process spintronic materials. Most of our products are fabricated in our facility using either raw silicon wafers or foundry wafers. Foundry wafers contain conventional electronics that perform housekeeping functions such as voltage regulation and signal conditioning in our products.

     Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility. We either saw wafers to be sold in die form, or wafers are sent to Asia for dicing and packaging. Other production operations include wafer-level inspection and testing. Packaged parts are returned to us to be tested, inventoried, and shipped.

Sales and Product Distribution
     We rely on distributors who stock our products and sell them in more than 75 countries. Distributors of our products include Digi-Key Corporation, HY-LINE Group, Premier Farnell plc companies, and Rhopoint Components Ltd. Our distributor agreements generally renew annually. In addition, Avago Technologies, a leading supplier of solid-state couplers, distributes private-branded versions of some of our couplers under an agreement that expires in June 2013.

New Product Status
     In the past year we began marketing several new products including new couplers designed for Controller Area Networks, which are networks used in automobiles and factory automation, and extremely low-power miniature sensors. Long-term product development programs in fiscal 2011 included spintronic solid-state compasses applicable to consumer electronics and MRAM designed for tamper prevention and detection.

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

     In addition to being a customer, Avago is a leading producer of high-speed optical couplers. Other prominent optical coupler suppliers are Fairchild Semiconductor International, Lite-On Technology Corporation, Renesas Electronics Corporation, Toshiba Corporation, and Vishay Intertechnology. We believe our couplers are smaller, faster, have less signal distortion, and have longer life than optical couplers.

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

MRAM Competition
     A number of companies compete or may compete with us for MRAM research and development or service business, or may be attempting to develop MRAM intellectual property for licensing to others. Emerging technologies that could compete with MRAM include graphene and carbon nanotubes, phase-change memory (PCM; also known as PRAM, PCRAM, chalcogenide, CRAM, or Ovonic memory), resistive RAM (RRAM), memory resistors (memristors), and conductive metal oxide (CMOx) memory. MRAM may have advantages over these technologies in either manufacturability, speed, bit density, data retention, or endurance.

Sources and Availability of Raw Materials
     Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. Our wafers sources are based around the world; our device packaging services are primarily in Asia.

Intellectual Property
Patents
     We were granted four U.S. patents assigned to us in the fiscal year ended March 31, 2011. As of March 31, 2011 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our business owned by us or licensed to us that expire in the next 12 months.

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

Motorola License
     We granted Motorola a non-exclusive, nontransferable, and non-assignable license to our MRAM intellectual property and received advance payments in conjunction with the agreement. Motorola has since separated Freescale Semiconductor, Inc. Motorola and Freescale asked us to consent to Motorola’s assignment of the Patent License Option Agreement to Freescale. We have declined to provide such consent without additional consideration. We believe the Motorola agreement likely terminated in 2005 because Motorola transferred manufacturing to Freescale. Freescale later announced the formation of Everspin, an independent company that would take ownership of Freescale’s MRAM manufacturing assets.

Seasonality
     In fiscal 2009 our product sales were less in the quarter ended December 31 than the quarter ended September 30. This sequential decrease did not occur in fiscal 2010 or 2011, possibly due to the addition of new customers, increased purchase volume by existing customers, or improved economic environments. We cannot predict whether seasonal weakness in quarters ending December 31 will return in future fiscal years, and we cannot predict the possible impact of economic conditions on future results of operations. Furthermore, in every year since fiscal 2007 our product sales have increased in quarters ended March 31 from the quarters ended December 31, but we cannot predict whether this pattern will continue in fiscal 2012.

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

Firm Backlog
     As of March 31, 2011 we had $2,964,885 of contract research and development backlog we believed to be firm, compared to $1,527,621 as of March 31, 2010. We expect the firm backlog as of March 31, 2011 to be filled in fiscal 2012. Approximately 51% of our backlog as of both March 31, 2011 and March 31, 2010 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed, are not included in firm backlog. The portion of orders already included in operating revenues on the basis of percentage of completion or program accounting are excluded. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance of additional contracts or follow-on contracts for expired or completed U.S. Government or other contracts.

    Our product sales are made primarily under standard purchase orders. Only a small portion of our product order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is not significant, therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories. We spent $1,062,694 for fiscal 2011, $872,673 for fiscal 2010, and $966,610 for fiscal 2009 in company-sponsored research and development activities. Additionally, we spent $4,371,852 during fiscal 2011, $4,346,200 during fiscal 2010, and $3,085,726 during fiscal 2009 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as non-government entities.

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

Number of Employees
     We had 58 employees as of March 31, 2011 compared to 52 as of March 31, 2010. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     International sales accounted for approximately 55% of our revenue in fiscal 2011, 49% in fiscal 2010, and 47% in fiscal 2009. More information about geographic areas is contained in “Note 8 – Segment Information” of the Financial Statements included elsewhere in this Report.

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

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past three fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason would likely hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is affected by Government spending priorities that can change and over which we have no control, and delays in such funding can occur for a number of reasons. Deficit reduction initiatives may impact Department of Defense budgets. Furthermore, a significant portion of our Government funding has been through Small Business Innovation Research (SBIR) contracts. SBIR budgets may be changed by legislation or by agencies such as the Department of Defense.

If we were barred for any reason from U.S. government contracts there could be a significant adverse impact on our revenue and our ability to make research and development progress.
     If we were to be charged with violation of certain laws or if the U.S. Government were to determine that we are not a “presently responsible contractor,” we could be temporarily suspended or, in the event of a violation, barred for up to three years from receiving new U.S. Government contracts or government-approved subcontracts. In addition, we could expend substantial amounts in defending against such charges and in damages, fines and penalties if such charges are proven or result in negotiated settlements. Being barred for any reason from U.S. Government contracts could have a material adverse effect on our revenue, profits, and research and development efforts.

Failure to qualify as a small business under federal regulations could make us ineligible for some government-funded research contracts, which could have a significant adverse impact on our revenue and our ability to make research and development progress.
    We received approximately $2.35 million in Small Business Innovation Research (SBIR) contract awards in fiscal 2011. Federal regulations place a number of criteria for a business to be eligible to compete for SBIR awards. Those criteria currently include number of employees and ownership structure. While we believe we meet the eligibility criteria, changes in our ownership beyond our control could cause us to lose our eligibility to compete for SBIR awards, which in turn could have a material adverse effect on our revenue, profits, and research and development efforts. In addition, SBIR eligibility requirements could be changed at any time.

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
     We sell our products into the semiconductor market, which is highly cyclical. Additionally, elements of U.S. healthcare system reform could have an adverse effect on the economic environment for the medical device industries we serve. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent recovery, worldwide or in the industries we serve. The economic environment could have a material adverse impact on our business and revenue.

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

We may lose business and revenue if we are unable to increase production capacity to meet market demand.
     Our production process relies on resources such as equipment, facilities, and personnel to meet the market demand for our products and services. If market demand increases, we may not be able to add production capacity fast enough to meet market demand. Furthermore, expansion of our production facilities caries risks of disruption. Failure to meet market demand could result in the loss of current sales revenue, customers, and future sales.

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
     Foreign sales were approximately 55% of our revenue for fiscal 2011, and we expect foreign sales to continue to represent a significant portion of our revenue in the future. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to or arising from operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of the jurisdictions where we do business.

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
     At March 31, 2011, we held $61,227,498 in short-term and long-term marketable securities, representing approximately 85% of our total assets. For the fiscal year ended March 31, 2011 we earned $2,021,426 in interest, virtually all of which was from those securities. During the past two fiscal years a number of the securities we hold were downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. A credit crisis may have caused or contributed to many of these downgrades. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk. For example, in fiscal 2011 guaranteed global notes issued by BP Capital Markets plc that we hold were downgraded due to the impact of BP’s Macondo oil spill on BP’s financial profile. Downgrades of any of our marketable securities are possible at any time for reasons beyond our control. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned by the Barbara C. Gage Revocable Trust and leased under an agreement expiring December 31, 2015, with a right to cancel the lease at our option on December 31, 2012. We believe the facility is adequate to support our needed production capacity and plan to expand our production space within the facility. We hold no investments in real estate.

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
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years:
	Quarter Ended
	3/31/11	12/31/10	9/30/10	6/30/10	3/31/10	12/31/09	9/30/09	6/30/09
High	$63.49	$58.65	$48.10	$51.59	$48.61	$53.49	$63.64	$49.49
Low	$51.01	$42.17	$38.00	$42.84	$39.83	$35.51	$40.00	$28.02

Shareholders, Dividends, and Securities Authorized for Issuance Under Equity Compensation Plans
     We had approximately 111 shareholders of record and 8,347 total shareholders as of April 20, 2011. We have never paid or declared any cash dividends on our Common Stock. We do not anticipate paying dividends in the foreseeable future, as we intend to retain any earnings we may generate if needed to provide for the expansion of our business, the possible defense of our intellectual property, or for use in unforeseen circumstances. Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2011 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Performance Graph
     The graph below compares the performance of our Common Stock to the cumulative five-year performance of the NASDAQ Industrial Index and the Cedrus Nanotechnology Index – Pure. NVE is included in both indices. The NASDAQ Industrial Index includes NASDAQ domestic and international based common-type stocks. The graph and table assume $100 was invested on March 31, 2006 in each of our Common Stock, the NASDAQ Industrial Index, and the Cedrus Nanotechnology Index – Pure, with reinvestment of dividends.

	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011
NVE Corporation	$100.00	$170.29	$154.18	$179.84	$282.77	$351.69
Cedrus Nanotechnology Index – Pure	$100.00	$111.27	$121.16	$73.82	$137.22	$158.75
NASDAQ Industrial Index	$100.00	$106.51	$95.08	$56.35	$93.56	$117.51

Stock Repurchase Program
     On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended March 31, 2011.

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
	Balance Sheet Data as of March 31
	2011	2010	2009	2008	2007
Cash, cash equivalents, and marketable securities	$62,179,707	$49,543,766	$34,321,811	$24,736,874	$18,289,191
Total assets	$71,836,225	$57,462,914	$42,566,440	$32,768,128	$25,010,494
Total shareholders’ equity	$69,970,549	$55,953,294	$41,567,571	$31,513,482	$23,888,255
	Income Statement Data for Years Ended March 31
	2011	2010	2009	2008	2007
Revenue
Product sales	$26,024,823	$22,665,860	$19,715,311	$18,505,650	$14,425,632
Contract research and development	5,172,240	5,481,325	3,656,958	2,023,162	2,035,198
Total revenue	$31,197,063	$28,147,185	$23,372,269	$20,528,812	$16,460,830

Gross profit	$21,413,365	$19,834,170	$16,648,027	$13,695,504	$10,673,172
Income from operations	$17,669,770	$16,298,536	$13,251,590	$10,048,779	$6,545,569
Net income	$13,360,945	$11,999,344	$9,782,895	$7,187,384	$4,780,783
Net income per share – diluted	$2.76	$2.47	$2.04	$1.51	$1.00

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

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $300,000 at March 31, 2011 and 2010.

Allowance for Doubtful Accounts Estimation
     We must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer that is not considered in the allowance. We specifically analyze accounts receivable, historical bad debts, and customer credit-worthiness when evaluating the adequacy of the allowance for doubtful accounts. Our results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Our allowance for doubtful accounts was $15,000 at March 31, 2011 and 2010. Our allowance for doubtful accounts is a relatively small percentage of our accounts receivable because our revenues are primarily from large customers, distributors, and U.S. Government agencies, all of which we consider generally credit-worthy. Our allowance for doubtful accounts could increase in the future if larger portions of our sales come from small end-user customers.

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

     As of March 31, 2011 our net deferred tax liabilities were $146,693 compared to $102,138 as of March 31, 2010. Deferred taxes included $117,800 in stock-based compensation deductions as of March 31, 2011 and $162,869 as of March 31, 2010. Utilization of certain of our deferred tax assets is subject to limitations based on Internal Revenue Code Section 382.

Results of Operations
      The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2011	2010	2009	2010 to 2011	2009 to 2010
Revenue
Product sales	83.4%	80.5%	84.4%	14.8%	15.0%
Contract research and development	16.6%	19.5%	15.6%	(5.6)%	49.9%
Total revenue	100.0%	100.0%	100.0%	10.8%	20.4%
Cost of sales	31.4%	29.5%	28.8%	17.7%	23.6%
Gross profit	68.6%	70.5%	71.2%	8.0%	19.1%
Expenses
Selling, general, and administrative	7.9%	8.6%	9.3%	2.5%	10.9%
Research and development	4.1%	4.0%	5.2%	13.2%	(8.0)%
Total expenses	12.0%	12.6%	14.5%	5.9%	4.1%
Income from operations	56.6%	57.9%	56.7%	8.4%	23.0%
Interest and other income	6.5%	5.7%	5.0%	24.9%	37.6%
Income before taxes	63.1%	63.6%	61.7%	9.9%	24.2%
Income tax provision	20.3%	21.0%	19.9%	7.0%	27.4%
Net income	42.8%	42.6%	41.8%	11.3%	22.7%

     Total revenue for fiscal 2011 increased 11% to $31,197,063 compared to $28,147,185 for fiscal 2010, and increased 20% in fiscal 2010 compared to $23,372,269 for fiscal 2009. The increase in total revenue in fiscal 2011 was due to a 15% increase in product sales, partially offset by a 6% decrease in research and development revenue. The increase in fiscal 2010 was due to a 15% increase in product sales and a 50% increase in research and development revenue. In fiscal 2011, total revenue increased 29% in Europe, 11% in Asia, and 12% in other areas, partially offset by a 1% decrease in the U.S.

     Product sales increased 15% for fiscal 2011 to $26,024,823 compared to $22,665,860 in fiscal 2010. Fiscal 2010 product sales also increased 15%, from $19,715,311 in fiscal 2009. The increases in both years were due to both the addition of new customers and increased purchases by existing customers. Increased product sales in fiscal 2011 were driven by strong sales into industrial control and factory automation markets. In fiscal 2010, strong sales of components for medical devices more than offset weak sales into other markets such as industrial control and factory automation. We believe the weakness in the industrial control and factory automation markets in fiscal 2010 was due to a worldwide manufacturing slowdown.

     Contract research and development revenue decreased 6% for fiscal 2011 compared to fiscal 2010 due to completion of certain contracts and contract activities. Contract research and development revenue increased 50% for fiscal 2010 compared to fiscal 2009 due to new contracts and increased activity on certain contracts. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 69% of revenue for fiscal 2011 from 70% for fiscal 2010 due to a less favorable product sales mix. Gross profit margin decreased to 70% for fiscal 2010 from 71% for fiscal 2009 due to a higher percentage of total revenue from contract research and development, which generally is less profitable than product sales.

     Selling, general, and administrative expense increased 2% for fiscal 2011 compared to fiscal 2010 and 11% for fiscal 2010 compared to fiscal 2009. The increase for fiscal 2010 was primarily due to increased salaries and commissions.

     Research and development expense increased 13% for fiscal 2011 compared to fiscal 2010 due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense decreased 8% for fiscal 2010 compared to fiscal 2009 due to an increase in contract research and development activities, which caused resources to be reallocated from expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest and other income increased 25% to $2,021,426 for fiscal 2011 compared to $1,617,880 for fiscal 2010, and increased 38% for fiscal 2010 compared to $1,176,010 for fiscal 2009. The increases for both fiscal years were due to increases in interest-bearing marketable securities.

     The effective income tax rate in fiscal 2011 was 32% of income before taxes compared to 33% in fiscal 2010 and 32% in fiscal 2009. The decreased tax rate for fiscal 2011 compared to fiscal 2010 was primarily due to a lower state effective tax rate. The increased tax rate for fiscal 2010 compared to fiscal 2009 was primarily due to higher Federal and state effective tax rates. Our tax rate can fluctuate from year to year due to a number of factors, including Federal and state tax rates and regulations, the mix between taxable and tax-exempt securities in our marketable securities, and other factors, some of which are outside our control.

     Net income increased 11% in fiscal 2011 compared to fiscal 2010 due to increases in product sales and interest income. Net income increased 23% in fiscal 2010 compared to fiscal 2009 due to increases in product sales, contract research and development revenue, and interest income.

Liquidity and Capital Resources
     Our primary source of working capital for fiscal years 2009 through 2011 was cash provided by operating activities related to product sales and research and development contract revenue. At March 31, 2011 we had $62,179,707 in cash plus short-term and long-term marketable securities compared to $49,543,766 at March 31, 2010. All of our marketable securities were classified as available for sale. The $12,635,941 increase in cash plus marketable securities was primarily due to $12,808,807 in net cash provided by operating activities.

     The $6,403,692 increase in short-term marketable securities in fiscal 2011 was primarily due to marketable securities previously classified as long-term approaching maturity.

     Accounts Receivable decreased by $625,325 due to the timing of payments by our customers.

     Inventories increased by $1,637,430 due to raw material purchase timing and to support an increased rate of product sales.

     Purchases of fixed assets were $732,800 in fiscal 2011 compared to $305,862 in fiscal 2010 and $401,612 in fiscal 2009. Purchases in all three fiscal years were primarily for capital equipment to increase our production capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs, equipment purchasing opportunities, and production expansion plans.

     For the past three fiscal years, after purchasing fixed assets we invested excess cash provided by operating activities in long-term marketable securities. As of March 31, 2011 our marketable securities had remaining maturities between two and 59 months (see “Note 4 – Marketable Securities” for additional information). As our marketable securities mature, we currently plan to either use the proceeds to meet future capital needs or reinvest the proceeds in other marketable securities.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1–3 Years	3–5 Years	>5 Years
Operating lease obligations	$1,237,359	$254,053	$519,055	$464,251	$-
Purchase obligations	454,972	454,972	-	-	-
Total	$1,692,331	$709,025	$519,055	$464,251	$-

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” to the Financial Statements, included elsewhere in this report, provides additional information about our lease obligations. Purchase obligations as of March 31, 2011 consisted of raw materials purchase commitments and fixed asset purchase obligations. We expect to meet these contractual payment obligations from cash provided by operating activities or proceeds from maturities of marketable securities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. We had approximately $156,154 of fixed asset purchase obligations as of March 31, 2011, for production equipment. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2012.

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

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2011 had remaining maturities between two and 59 months. Marketable securities had a market value of $61,227,498 at March 31, 2011, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2011 and 2010, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
Revenue
Product sales	$6,733,984	$6,686,451	$6,410,512	$6,193,876
Contract research and development	1,449,117	1,277,057	1,398,648	1,047,418
Total revenue	8,183,101	7,963,508	7,809,160	7,241,294
Cost of sales	2,641,170	2,461,798	2,604,926	2,075,804
Gross profit	5,541,931	5,501,710	5,204,234	5,165,490
Expenses
Selling, general, and administrative	573,312	638,223	634,547	628,386
Research and development	286,910	330,681	309,873	341,663
Total expenses	860,222	968,904	944,420	970,049
Income from operations	4,681,709	4,532,806	4,259,814	4,195,441
Income before taxes	5,217,471	5,045,009	4,757,545	4,671,171
Net income	$3,669,919	$3,383,919	$3,206,010	$3,101,097
Net income per share – diluted	$0.75	$0.70	$0.66	$0.64
	Unaudited; Quarter Ended
	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009
Revenue
Product sales	$6,662,150	$5,292,228	$5,177,445	$5,534,037
Contract research and development	1,517,145	1,332,629	1,331,056	1,300,495
Total revenue	8,179,295	6,624,857	6,508,501	6,834,532
Cost of sales	2,333,637	2,102,855	1,985,100	1,891,423
Gross profit	5,845,658	4,522,002	4,523,401	4,943,109
Expenses
Selling, general, and administrative	607,534	548,973	622,354	635,723
Research and development	310,564	251,625	291,540	267,321
Total expenses	918,098	800,598	913,894	903,044
Income from operations	4,927,560	3,721,404	3,609,507	4,040,065
Income before taxes	5,367,548	4,136,073	4,002,705	4,410,090
Net income	$3,598,746	$2,767,483	$2,694,183	$2,938,932
Net income per share – diluted	$0.74	$0.57	$0.55	$0.61

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2011. Our internal control over financial reporting as of March 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

Changes in Internal Controls
     During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
      The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Ernst & Young During Fiscal 2011 and 2010” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2011 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits
     A list of exhibits is on the following page.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to the Form 8-K filed December 19, 2007).
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease between the company and Glenborough Properties, LP dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease between the company and Glenborough Properties, LP dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Notification from Glenborough Properties, LP relating to change in building ownership (incorporated by reference to the Form 8-K filed October 11, 2005).
10.5	Notification from Carlson Real Estate Company, Inc. relating to change in building ownership (incorporated by reference to the Form 8-K filed October 11, 2005).
10.6	Third amendment to lease between the company and Carlson Real Estate Company, Inc. (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.7	Letter from Carlson Real Estate Services, LLC relating to transfer of building title (incorporated by reference to the Form 8-K/A filed April 15, 2011).
10.8*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.9*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.10+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2001).
10.11	Amendment dated October 18, 2002 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
10.12	Notification from Agilent Technologies of planned sale of Agilent’s Semiconductor Product Group (incorporated by reference to the Form 8-K filed October 19, 2005).
10.13	Report of completion of the divestiture of Agilent’s Semiconductor Products business (incorporated by reference to the Form 8-K/A filed December 6, 2005).
10.14	Amendment No. 2 to OEM Purchase Agreement between Agilent Technologies, Inc. and the company (incorporated by reference to the Form 8-K/A filed September 11, 2007).
10.15	Amendment No. 3 to Agreement between the company and Agilent Technologies, Inc. (incorporated by reference to the Form 8-K/A filed June 28, 2010.
10.16*	Amendment No. 1 to Stock Option Agreement dated May 7, 2004 between the Company and Daniel A. Baker (incorporated by reference to the Form 8-K filed March 30, 2005).
10.17	Amendment No. 1 to Stock Option Agreement dated August 17, 2004 between the Company and Patricia M. Hollister (incorporated by reference to the Form 8-K filed March 30, 2005).
10.18	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division (“St. Jude”), and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.19+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.20+	Amendment No. 1 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 10, 2007).
10.21+	Amendment No. 2 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed December 18, 2009).
10.22+	Amendment Number 3 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 16, 2010).
10.23	Amendment No. 4 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.24	Supply Agreement by and between the company and Phonak AG (incorporated by reference to the Form 8-K filed May 6, 2009).
10.25+	Amendment to Supply Agreement by and between the company and Phonak AG (incorporated by reference to the Form 8-K/A filed January 12, 2011).
23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.

*Indicates a management contract or compensatory plan or arrangement.
+Confidential portions deleted and filed separately with the SEC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVE CORPORATION
          (Registrant)

/s/Daniel A. Baker
by Daniel A. Baker
President and Chief Executive Officer

Date    May 4, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 4, 2011
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 4, 2011
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 4, 2011
/s/James D. Hartman James D. Hartman	Director	May 4, 2011
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 4, 2011
/s/Robert H. Irish Robert H. Irish	Director	May 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NVE Corporation

We have audited NVE Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NVE Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management titled “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on NVE Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, NVE Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NVE Corporation as of March 31, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011, and our report dated May 4, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 4, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVE Corporation’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 4, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 4, 2011

NVE CORPORATION
BALANCE SHEETS

	March 31
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$952,209	$1,389,288
Marketable securities, short term	7,970,358	1,566,666
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,596,239	4,221,564
Inventories	3,343,857	1,706,427
Prepaid expenses and other assets	1,185,306	781,294
Total current assets	17,047,969	9,665,239
Fixed assets
Machinery and equipment	6,178,207	5,617,136
Leasehold improvements	612,682	450,546
	6,790,889	6,067,682
Less accumulated depreciation	5,259,773	4,857,819
Net fixed assets	1,531,116	1,209,863
Marketable securities, long term	53,257,140	46,587,812
Total assets	$71,836,225	$57,462,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$731,580	$665,782
Accrued payroll and other	987,403	720,867
Deferred taxes	146,693	102,138
Deferred revenue	-	20,833
Total current liabilities	1,865,676	1,509,620

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,776,198 issued and outstanding (4,700,583 issued and outstanding in 2010)	47,762	47,006
Additional paid-in capital	20,894,766	20,169,924
Accumulated other comprehensive income	1,060,438	1,129,726
Retained earnings	47,967,583	34,606,638
Total shareholders’ equity	69,970,549	55,953,294
Total liabilities and shareholders’ equity	$71,836,225	$57,462,914

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2011	2010	2009
Revenue
Product sales	$26,024,823	$22,665,860	$19,715,311
Contract research and development	5,172,240	5,481,325	3,656,958
Total revenue	31,197,063	28,147,185	23,372,269
Cost of sales	9,783,698	8,313,015	6,724,242
Gross profit	21,413,365	19,834,170	16,648,027
Expenses
Selling, general, and administrative	2,474,468	2,414,584	2,177,865
Research and development	1,269,127	1,121,050	1,218,572
Total expenses	3,743,595	3,535,634	3,396,437
Income from operations	17,669,770	16,298,536	13,251,590
Interest income	2,021,426	1,617,880	1,171,810
Other income	-	-	4,200
Income before taxes	19,691,196	17,916,416	14,427,600
Provision for income taxes	6,330,251	5,917,072	4,644,705
Net income	$13,360,945	$11,999,344	$9,782,895
Net income per share – basic	$2.83	$2.56	$2.10
Net income per share – diluted	$2.76	$2.47	$2.04
Weighted average shares outstanding
Basic	4,729,035	4,692,496	4,659,486
Diluted	4,844,266	4,857,044	4,785,565

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at March 31, 2008	4,638,683	$46,387	$18,539,538	$103,158	$12,824,399	$31,513,482
Exercise of stock options and warrants	30,650	306	269,901	-	-	270,207
Comprehensive income:
Unrealized (loss) on marketable securities, net of tax	-	-	-	(356,098)	(356,098)
Net income	-	-	-	-	9,782,895	9,782,895
Total comprehensive income						9,426,797
Stock-based compensation	86,672			86,672
Tax benefit of stock- based compensation	270,413			270,413
Balance at March 31, 2009	4,669,333	46,693	19,166,524	(252,940)	22,607,294	41,567,571
Exercise of stock options and warrants	31,250	313	622,110	-	-	622,423
Comprehensive income:
Unrealized gain on marketable securities, net of tax	-	-	-	1,382,666	1,382,666
Net income	-	-	-	-	11,999,344	11,999,344
Total comprehensive income						13,382,010
Stock-based compensation	100,842			100,842
Tax benefit of stock- based compensation	280,448			280,448
Balance at March 31, 2010	4,700,583	47,006	20,169,924	1,129,726	34,606,638	55,953,294
Exercise of stock options and warrants	75,615	756	417,949	-	-	418,705
Comprehensive income:
Unrealized (loss) on marketable securities, net of tax	-	-	-	(69,288)	(69,288)
Net income	-	-	-	-	13,360,945	13,360,945
Total comprehensive income						13,291,657
Stock-based compensation	76,720			76,720
Tax benefit of stock- based compensation	230,173			230,173
Balance at March 31, 2011	4,776,198	$47,762	$20,894,766	$1,060,438	$47,967,583	$69,970,549

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$13,360,945	$11,999,344	$9,782,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	411,547	389,273	473,740
Stock-based compensation	76,720	100,842	86,672
Excess tax benefits	(230,173)	(280,448)	(270,413)
Gain on sale of fixed assets	-	-	(4,200)
Deferred income taxes	294,384	271,651	256,376
Changes in operating assets and liabilities
Accounts receivable	625,325	(854,866)	(140,671)
Inventories	(1,637,430)	541,194	209,183
Prepaid expenses and other assets	(404,012)	(111,987)	(139,691)
Accounts payable and accrued expenses	332,334	491,947	(172,444)
Deferred revenue	(20,833)	(83,334)	(83,333)
Net cash provided by operating activities	12,808,807	12,463,616	9,998,114

INVESTING ACTIVITIES
Purchases of fixed assets	(732,800)	(305,862)	(401,612)
Proceeds from sale of fixed assets	-	-	4,200
Purchases of marketable securities	(14,742,032)	(13,804,629)	(12,137,160)
Proceeds from maturities and sales of marketable securities	1,580,068	258,229	1,985,034
Net cash used in investing activities	(13,894,764)	(13,852,262)	(10,549,538)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	418,705	622,423	270,207
Excess tax benefits	230,173	280,448	270,413
Net cash provided by financing activities	648,878	902,871	540,620

Decrease in cash and cash equivalents	(437,079)	(485,775)	(10,804)
Cash and cash equivalents at beginning of year	1,389,288	1,875,063	1,885,867

Cash and cash equivalents at end of year	$952,209	$1,389,288	$1,875,063

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,303,598	$5,587,438	$4,356,000

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

Marketable Securities
     We classify securities with original maturities greater than three months and remaining maturities less than one year as short-term marketable securities, and securities with remaining maturities greater than one year as long-term marketable securities. Securities not due at a single maturity date are classified by their average life. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss).” We use a specific-identification cost basis to determine gains and losses. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs were required on available-for-sale securities during fiscal 2011, 2010, or 2009.

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

Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2011 or 2010, and $175 in charges and provisions in fiscal 2009.

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

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $39,427 for fiscal 2011, $34,694 for fiscal 2010, and $33,483 for fiscal 2009.

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

Revenue Recognition of Upfront Fees
     Revenue from nonrefundable upfront fees from development programs is deferred and recognized over the periods that the fees are earned. We recognize revenue from development programs which is refundable, recoupable against future royalties, or for which future obligations exist, over the term of the agreement.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 1,000 for fiscal 2011; 5,000 for fiscal 2010; and 60,000 for fiscal 2009 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:

	Year Ended March 31
	2011	2010	2009
Weighted average common shares outstanding – basic	4,729,035	4,692,496	4,659,486
Effect of dilutive securities:
Stock options	108,121	158,142	121,135
Warrants	7,110	6,406	4,944
Shares used in computing net income per share – diluted	4,844,266	4,857,044	4,785,565

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $61,227,498 at March 31, 2011 and $48,154,478 at March 31, 2010.

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

NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2011, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$61,227,498	$7,970,358	$28,391,106	$24,866,034

     As of March 31, 2011 and 2010 our marketable securities were as follows:
	As of March 31, 2011				As of March 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$83,358	$1,200	$-	$84,558	$702,992	$19,240	$-	$722,232
Corporate bonds	37,884,146	1,231,743	(147,443)	38,968,446	23,807,375	1,029,273	(23,601)	24,813,047
Municipal bonds	21,582,084	602,457	(10,047)	22,174,494	21,877,258	747,483	(5,542)	22,619,199
Total	$59,549,588	$1,835,400	$(157,490)	$61,227,498	$46,387,625	$1,795,996	$(29,143)	$48,154,478

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2011 and 2010:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2011
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	9,146,952	(147,443)	-	-	9,146,952	(147,443)
Municipal bonds	2,178,225	(10,047)	-	-	2,178,225	(10,047)
Total	$11,325,177	$(157,490)	$-	$-	$11,325,177	$(157,490)
As of March 31, 2010
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	2,032,306	(23,601)	-	-	2,032,306	(23,601)
Municipal bonds	1,564,416	(5,542)	-	-	1,564,416	(5,542)
Total	$3,596,722	$(29,143)	$-	$-	$3,596,722	$(29,143)

     Gross unrealized losses totaled $157,490 as of March 31, 2011, and were attributable to six corporate and two municipal bonds out of a portfolio of 57 bonds. Corporate bonds accounted for $147,443 of the total gross unrealized losses. The gross unrealized losses were due to market-price decreases after the bonds were purchased. All of the bonds with an unrealized loss were rated investment grade by Moody’s or Standard and Poor’s, and none had been in a continuous unrealized loss position for 12 months or more. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at March 31, 2011.

NOTE 5. INVENTORIES
     Inventories consisted of the following:

	March 31
	2011	2010
Raw materials	$2,083,730	$595,032
Work in process	1,109,270	794,091
Finished goods	450,857	617,304
	3,643,857	2,006,427
Less inventory reserve	(300,000)	(300,000)
Total inventories	$3,343,857	$1,706,427

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

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2011	2010	2009
Risk-free interest rate	1.6%	2.7%	3.2%
Expected volatility	56%	55%	68%
Expected life (years)	4.2	4.1	3.7
Dividend yield	0%	0%	0%

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

Expenses related to stock-based compensation
     The following table shows the effect of stock-based compensation on our net income and earning per share for fiscal 2009 through 2011. Stock-based compensation expenses and costs are included in the same line or lines as cash compensation paid to the same employees. Therefore the effect of stock-based compensation is included in “Selling, general, and administrative expenses” and presented in the line titled “Stock-based compensation” on our Statements of Cash Flows:
	Year Ended March 31
	2011	2010	2009
Effect of stock-based compensation on net income	$(76,720)	$(100,842)	$(86,672)
Effect of stock-based compensation on net income per share:
Basic	$(0.02)	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)	$(0.02)

Tax effects of stock-based compensation
     Stock-based compensation increased deferred taxes by $28,233 for fiscal 2011 and $36,364 for fiscal 2010.

General stock option information
     We had no nonvested shares as of March 31, 2011 or 2010.

     The following table summarizes information about options outstanding at March 31, 2011, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 15.08 - 16.93	122,000	$16.33	4.3
29.65 - 31.27	38,000	29.78	3.4
34.71 - 58.27	15,000	43.06	7.1
	175,000	$21.54	4.3

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

     A summary of our stock options and warrants are shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price	Warrants Outstanding	Weighted Average Warrant Exercise Price
At March 31, 2008	178,230	308,400	$16.09	10,000	$16.28
Granted	(4,000)	4,000	$31.27	-	-
Exercised	-	(30,650)	$8.82	-	-
At March 31, 2009	174,230	281,750	$17.10	10,000	$16.28
Granted	(4,000)	4,000	$51.04	-	-
Exercised	-	(31,250)	$19.92	-	-
At March 31, 2010	170,230	254,500	$17.28	10,000	$16.28
Granted	(4,000)	4,000	$42.45	-	-
Exercised	-	(83,500)	$9.56	-	-
At March 31, 2011	166,230	175,000	$21.54	10,000	$16.28

     The remaining weighted-average exercisable life was 4.3 years at March 31, 2011; 4.0 years at March 31, 2010; and 4.9 years at March 31, 2009. All outstanding options were exercisable as of March 31, 2011 and 2010. Exercisable options were outstanding covering 280,250 shares at March 31, 2009 at a weighted-average exercise price of $17.08. The total intrinsic value of options exercised during fiscal 2011 was $3,337,511 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2011, based on our closing stock price for that day, was $6,091,740, all of which were exercisable. The total fair value of option grants was $76,720 in fiscal 2011. There was no unrecognized stock-based compensation at March 31, 2011.

     No warrants were issued in the past three fiscal years. Remaining weighted-average exercisable warrant life was 1.9 years at March 31, 2011; 2.9 years at March 31, 2010; and 3.9 years at March 31, 2009.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2009 through 2011 consisted of the following:
	Year Ended March 31
	2011	2010	2009
Current taxes
Federal	$5,761,632	$5,375,724	$4,304,330
State	504,408	550,146	351,625
Deferred taxes
Federal	56,996	(6,109)	(17,880)
State	7,215	(2,689)	6,630
Income tax provision	$6,330,251	$5,917,072	$4,644,705

     A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2009 through 2011 is as follows:

	Year Ended March 31
	2011	2010	2009
Tax expense at U.S. statutory rate	$6,809,003	$6,091,581	$4,905,384
State income taxes, net of Federal benefit	345,213	369,754	271,307
Domestic manufacturing deduction	(549,123)	(309,222)	(238,679)
Municipal interest	(239,636)	(225,695)	(197,065)
Other	(35,206)	(9,346)	(96,242)
Income tax provision	$6,330,251	$5,917,072	$4,644,705

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities as of March 31, 2011 and 2010 were as follows:

	March 31
	2011	2010
Deferred revenue	$-	$7,513
Vacation accrual	135,724	121,788
Inventory reserve	110,400	108,180
Depreciation	36,053	65,443
Stock-based compensation deductions	117,800	162,869
Unrealized gain on marketable securities	(617,471)	(637,127)
Other	70,801	69,196
Net deferred tax liabilities	$(146,693)	$(102,138)

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $230,173 in fiscal 2011, $280,448 in fiscal 2010, and $270,413 in fiscal 2009 were attributed to stock-based compensation deductions. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years.

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

     We had $203,384 of Federal net operating losses and $166,729 of state net operating losses at March 31, 2011. These net operating losses expire in fiscal 2020 and are subject to limitation including limitation under the Internal Revenue Code.

     We had no unrecognized tax benefits as of March 31, 2011, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2011 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8. SEGMENT INFORMATION
     We operate in one reportable segment. We manufacture and sell spintronic products, and receive research and development contracts.

     The following table summarizes customers comprising 10% or more of revenue for fiscal 2011, 2010, and 2009:

	% of Revenue for Year Ended March 31
	2011	2010	2009
Customer A	14%	15%	10%
Customer B	11%	16%	19%
Customer C	11%	11%	11%

     Revenue by geographic region was as follows:

	Year Ended March 31
	2011	2010	2009
United States	$14,169,952	$14,283,819	$12,445,164
Europe	12,009,294	9,334,742	8,154,261
Asia	4,576,270	4,133,251	2,314,626
Other	441,547	395,373	458,218
Total Revenue	$31,197,063	$28,147,185	$23,372,269

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $245,220 for fiscal 2011, $237,317 for fiscal 2010, and $234,368 for fiscal 2009. The operating lease for our facility expires December 31, 2015. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring July 2014 with payments due quarterly. Our future minimum lease payments are shown in the following table:

Year Ending March 31
2012	2013	2014	2015	2016	Total
$254,053	$257,685	$261,370	$264,142	$200,109	$1,237,359

NOTE 10. COMMON STOCK
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock. We have an outstanding authorization from our Board to purchase up to $2,500,000 of our common stock, all of which remained available as of March 31, 2011.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $110,268 for fiscal 2011, $103,038 for fiscal 2010, and $95,289 for fiscal 2009.

EXHIBIT INDEX

Exhibit #	Description

23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.