Form 10-Q
period 2011-06-30
NVE CORP /NEW/
filed 2011-07-20
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2011

or
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
Common Stock, $0.01 Par Value – 4,776,198 shares outstanding as of July 15, 2011

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2011 and 2010

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2011	March 31, 2011*
ASSETS
Current assets
Cash and cash equivalents	$1,677,431	$952,209
Marketable securities, short term	9,599,679	7,970,358
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,402,982	3,596,239
Inventories	3,368,728	3,343,857
Prepaid expenses and other assets	1,037,664	1,185,306
Total current assets	19,086,484	17,047,969
Fixed assets
Machinery and equipment	6,376,673	6,178,207
Leasehold improvements	612,682	612,682
	6,989,355	6,790,889
Less accumulated depreciation	5,372,405	5,259,773
Net fixed assets	1,616,950	1,531,116
Marketable securities, long term	55,938,489	53,257,140
Total assets	$76,641,923	$71,836,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$724,420	$731,580
Accrued payroll and other	832,950	987,403
Income taxes payable	1,374,763	-
Deferred taxes	198,723	146,693
Total current liabilities	3,130,856	1,865,676

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,776,198 issued and outstanding as of June 30 and March 31, 2011	47,762	47,762
Additional paid-in capital	20,894,766	20,894,766
Accumulated other comprehensive income	1,161,728	1,060,438
Retained earnings	51,406,811	47,967,583
Total shareholders’ equity	73,511,067	69,970,549
Total liabilities and shareholders’ equity	$76,641,923	$71,836,225

*The March 31, 2011 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2011	2010
Revenue
Product sales	$7,023,274	$6,193,876
Contract research and development	1,190,488	1,047,418
Total revenue	8,213,762	7,241,294
Cost of sales	2,595,592	2,075,804
Gross profit	5,618,170	5,165,490
Expenses
Selling, general, and administrative	615,830	628,386
Research and development	494,876	341,663
Total expenses	1,110,706	970,049
Income from operations	4,507,464	4,195,441
Interest income	565,529	475,730
Income before taxes	5,072,993	4,671,171
Provision for income taxes	1,633,765	1,570,074
Net income	$3,439,228	$3,101,097
Net income per share – basic	$0.72	$0.66
Net income per share – diluted	$0.70	$0.64
Weighted average shares outstanding
Basic	4,776,198	4,700,583
Diluted	4,893,915	4,861,331

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2011		2010
OPERATING ACTIVITIES
Net income	$3,439,228	$3,101,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,537	89,476
Deferred income taxes	(6,948)	20,857
Changes in operating assets and liabilities:
Accounts receivable	193,257	1,042,793
Inventories	(24,871)	(141,750)
Prepaid expenses and other assets	147,642	(67,355)
Accounts payable and accrued expenses	1,213,150	1,400,250
Deferred revenue	-	(20,833)
Net cash provided by operating activities	5,074,995	5,424,535

INVESTING ACTIVITIES
Purchases of fixed assets	(199,371)	(61,953)
Purchases of marketable securities	(5,011,799)	(5,699,849)
Proceeds from maturities and sales of marketable securities	861,397	602,272
Net cash used in investing activities	(4,349,773)	(5,159,530)

FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Increase in cash and cash equivalents	725,222	265,005
Cash and cash equivalents at beginning of period	952,209	1,389,288

Cash and cash equivalents at end of period	$1,677,431	$1,654,293

Supplemental disclosures of cash flow information:
Cash (refunded) paid during the period for income taxes	$(2,435)	$4,742

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The results of operations for the quarter ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on our financial position or results of operations.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for the quarter ended June 30, 2010 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended June 30
	2011	2010
Weighted average common shares outstanding – basic	4,776,198	4,700,583
Effect of dilutive securities:
Stock options	110,502	154,488
Warrants	7,215	6,260
Shares used in computing net income per share – diluted	4,893,915	4,861,331

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of June 30, 2011, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$65,538,168	$9,599,679	$30,045,128	$25,893,361

     As of June 30 and March 31, 2011, our marketable securities were as follows:

	As of June 30, 2011				As of March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$72,017	$210	$-	$72,227	$83,358	$1,200	$-	$84,558
Corporate bonds	42,117,183	1,344,294	(87,237)	43,374,240	37,884,146	1,231,743	(147,443)	38,968,446
Municipal bonds	21,510,792	588,538	(7,629)	22,091,701	21,582,084	602,457	(10,047)	22,174,494
Total	$63,699,992	$1,933,042	$(94,866)	$65,538,168	$59,549,588	$1,835,400	$(157,490)	$61,227,498

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2011
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	10,546,723	(87,237)	-	-	10,546,723	(87,237)
Municipal bonds	1,814,907	(7,629)	-	-	1,814,907	(7,629)
Total	$12,361,630	$(94,866)	$-	$-	$12,361,630	$(94,866)
As of March 31, 2011
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	9,146,952	(147,443)	-	-	9,146,952	(147,443)
Municipal bonds	2,178,225	(10,047)	-	-	2,178,225	(10,047)
Total	$11,325,177	$(157,490)	$-	$-	$11,325,177	$(157,490)

     Gross unrealized losses totaled $94,866 as of June 30, 2011, and were attributable to six corporate and two municipal bonds out of a portfolio of 57 bonds. Corporate bonds accounted for $87,237 of the total gross unrealized losses. The gross unrealized losses were due to market-price decreases after the bonds were purchased. All of the bonds with an unrealized loss were rated investment grade by Moody’s or Standard and Poor’s, and none had been in a continuous unrealized loss position for 12 months or more. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at June 30, 2011.

NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended June 30
	2011	2010
Net income	$3,439,228	$3,101,097
Unrealized gain (loss) from marketable securities, net of tax	101,290	(161,501)
Comprehensive income	$3,540,518	$2,939,596

NOTE 7. INVENTORIES
     Inventories consisted of the following:

	June 30 2011	March 31 2011
Raw materials	$1,856,659	$2,083,730
Work in process	1,406,112	1,109,270
Finished goods	405,957	450,857
	3,668,728	3,643,857
Less inventory reserve	(300,000)	(300,000)
Total inventories	$3,368,728	$3,343,857

NOTE 8. STOCK-BASED COMPENSATION
     There was no stock-based compensation expense for the first quarters of fiscal 2012 or 2011.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2011, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2011 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $65,538,168 at June 30, 2011 and $61,227,498 at March 31, 2011.

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

NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended June 30, 2011.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2011.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2011. At June 30, 2011 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended June 30, 2011 compared to quarter ended June 30, 2010
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2011	2010
Revenue
Product sales	85.5%	85.5%	13.4%
Contract research and development	14.5%	14.5%	13.7%
Total revenue	100.0%	100.0%	13.4%
Cost of sales	31.6%	28.7%	25.0%
Gross profit	68.4%	71.3%	8.8%
Expenses
Selling, general, and administrative	7.5%	8.7%	(2.0)%
Research and development	6.0%	4.7%	44.8%
Total expenses	13.5%	13.4%	14.5%
Income from operations	54.9%	57.9%	7.4%
Interest and other income	6.9%	6.6%	18.9%
Income before taxes	61.8%	64.5%	8.6%
Provision for income taxes	19.9%	21.7%	4.1%
Net income	41.9%	42.8%	10.9%

     Total revenue for the quarter ended June 30, 2011 (the first quarter of fiscal 2012) increased 13% to $8,213,762 compared to $7,241,294 for the quarter ended June 30, 2010 (the first quarter of fiscal 2011). The increase was due to a 13% increase in product sales and a 14% increase in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to the addition of new customers and increased purchase volume by existing customers.

     The increase in research and development revenue was due to new contracts and increased activity on certain contracts. The increase in research and development revenue may not be representative of future trends. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control.

     Gross profit margin decreased to 68% of revenue for the first quarter of fiscal 2012 compared to 71% for the first quarter of fiscal 2011, due to increased labor cost and a less favorable product sales mix.

     Total expenses increased 14% for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due to a 45% increase in research and development expense. The increase in research and development expense was due to increased product development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 19% to $565,529 for the first quarter of fiscal 2012 compared to $475,730 for the first quarter of fiscal 2011. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,633,765 for the first quarter of fiscal 2012 compared to $1,570,074 for the first quarter of fiscal 2011. The effective tax rate was 32% of income before taxes for the first quarter of fiscal 2012 compared to 34% for the first quarter of fiscal 2011. The decrease in effective tax rate was due to lower State and Federal effective tax rates. Our effective tax rates can fluctuate due to a number of factors, some of which are outside our control.

     The 11% increase in net income in the first quarter of fiscal 2012 compared to the prior-year quarter was primarily due to increases in product sales, contract research and development revenue, and interest income, partially offset by increased expenses.

Liquidity and capital resources
     At June 30, 2011 we had $67,215,599 in cash plus short-term and long-term marketable securities compared to $62,179,707 at March 31, 2011. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the quarter was primarily due to $5,074,995 in net cash provided by operating activities.

     The $1,629,321 increase in short-term marketable securities in the first quarter of fiscal 2012 was due to marketable securities previously classified as long-term approaching maturity.

     Income taxes payable increased $1,374,763 because we had no estimated income tax payments due in the quarter ended June 30, 2011.

     We believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of June 30, 2011 had remaining maturities between one and 56 months. Our short-term and long-term marketable securities had a fair market value of $65,538,168 at June 30, 2011, representing approximately 86% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Item 6. Exhibits.

Exhibit #	Description

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

July 20, 2011	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 20, 2011	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer