Form 10-Q/A
period 2011-06-30
NVE CORP /NEW/
filed 2011-07-25
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 is being filed solely for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information for the quarter formatted in XBRL. This Amendment does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

Item 6. Exhibits.

Exhibit #	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

July 25, 2011	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 25, 2011	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer