Form 10-Q
period 2011-09-30
NVE CORP /NEW/
filed 2011-10-19
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2011

or
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
Common Stock, $0.01 Par Value – 4,776,198 shares outstanding as of October 14, 2011

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2011 and 2010

          Statements of Income for the Six Months Ended September 30, 2011 and 2010

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Sept. 30, 2011	March 31, 2011*
ASSETS
Current assets
Cash and cash equivalents	$1,324,236	$952,209
Marketable securities, short term	11,122,455	7,970,358
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,971,539	3,596,239
Inventories	3,382,028	3,343,857
Deferred tax assets	119,603	-
Prepaid expenses and other assets	1,354,995	1,185,306
Total current assets	20,274,856	17,047,969
Fixed assets
Machinery and equipment	6,471,536	6,178,207
Leasehold improvements	612,682	612,682
	7,084,218	6,790,889
Less accumulated depreciation	5,494,150	5,259,773
Net fixed assets	1,590,068	1,531,116
Marketable securities, long term	55,149,907	53,257,140
Total assets	$77,014,831	$71,836,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$545,408	$731,580
Accrued payroll and other	849,335	987,403
Deferred taxes	-	146,693
Total current liabilities	1,394,743	1,865,676

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,776,198 issued and outstanding as of September 30 and March 31, 2011	47,762	47,762
Additional paid-in capital	20,974,926	20,894,766
Accumulated other comprehensive income	635,496	1,060,438
Retained earnings	53,961,904	47,967,583
Total shareholders’ equity	75,620,088	69,970,549
Total liabilities and shareholders’ equity	$77,014,831	$71,836,225

*The March 31, 2011 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2011	2010
Revenue
Product sales	$5,557,299	$6,410,512
Contract research and development	1,041,334	1,398,648
Total revenue	6,598,633	7,809,160
Cost of sales	2,277,926	2,604,926
Gross profit	4,320,707	5,204,234
Expenses
Selling, general, and administrative	606,847	634,547
Research and development	611,595	309,873
Total expenses	1,218,442	944,420
Income from operations	3,102,265	4,259,814
Interest income	597,363	497,731
Income before taxes	3,699,628	4,757,545
Provision for income taxes	1,144,535	1,551,535
Net income	$2,555,093	$3,206,010
Net income per share – basic	$0.53	$0.68
Net income per share – diluted	$0.52	$0.66
Weighted average shares outstanding
Basic	4,776,198	4,700,583
Diluted	4,896,525	4,860,237

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2011	2010
Revenue
Product sales	$12,580,573	$12,604,388
Contract research and development	2,231,822	2,446,066
Total revenue	14,812,395	15,050,454
Cost of sales	4,873,518	4,680,730
Gross profit	9,938,877	10,369,724
Expenses
Selling, general, and administrative	1,222,677	1,262,933
Research and development	1,106,471	651,536
Total expenses	2,329,148	1,914,469
Income from operations	7,609,729	8,455,255
Interest income	1,162,892	973,461
Income before taxes	8,772,621	9,428,716
Provision for income taxes	2,778,300	3,121,609
Net income	$5,994,321	$6,307,107
Net income per share – basic	$1.26	$1.34
Net income per share – diluted	$1.22	$1.30
Weighted average shares outstanding
Basic	4,776,198	4,700,583
Diluted	4,896,525	4,860,237

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2011		2010
OPERATING ACTIVITIES
Net income	$5,994,321	$6,307,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	235,282	180,838
Stock-based compensation	80,160	76,720
Deferred income taxes	(18,861)	(1,611)
Changes in operating assets and liabilities:
Accounts receivable	624,700	83,146
Inventories	(38,171)	(665,300)
Prepaid expenses and other assets	(169,689)	(291,882)
Accounts payable and accrued expenses	(324,240)	41,826
Deferred revenue	-	(20,833)
Net cash provided by operating activities	6,383,502	5,710,011

INVESTING ACTIVITIES
Purchases of fixed assets	(294,234)	(204,419)
Purchases of marketable securities	(9,504,221)	(7,765,811)
Proceeds from maturities and sales of marketable securities	3,786,980	1,561,772
Net cash used in investing activities	(6,011,475)	(6,408,458)

FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Increase (decrease) in cash and cash equivalents	372,027	(698,447)
Cash and cash equivalents at beginning of period	952,209	1,389,288

Cash and cash equivalents at end of period	$1,324,236	$690,841

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,947,565	$3,274,742

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The results of operations for the quarter or six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all applicable recently issued accounting pronouncements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for the quarter and six months ended September 30, 2010 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended Sept. 30
	2011	2010
Weighted average common shares outstanding – basic	4,776,198	4,700,583
Effect of dilutive securities:
Stock options	113,011	153,438
Warrants	7,316	6,216
Shares used in computing net income per share – diluted	4,896,525	4,860,237

	Six Months Ended Sept. 30
	2011	2010
Weighted average common shares outstanding – basic	4,776,198	4,700,583
Effect of dilutive securities:
Stock options	113,011	153,438
Warrants	7,316	6,216
Shares used in computing net income per share – diluted	4,896,525	4,860,237

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of September 30, 2011, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$66,272,362	$11,122,455	$25,668,319	$29,481,588

     As of September 30 and March 31, 2011, our marketable securities were as follows:

	As of September 30, 2011				As of March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$-	$-	$-	$-	$83,358	$1,200	$-	$84,558
Corporate bonds	43,827,332	937,914	(437,622)	44,327,624	37,884,146	1,231,743	(147,443)	38,968,446
Municipal bonds	21,439,498	523,744	(18,504)	21,944,738	21,582,084	602,457	(10,047)	22,174,494
Total	$65,266,830	$1,461,659	$(456,126)	$66,272,362	$59,549,588	$1,835,400	$(157,490)	$61,227,498

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2011
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	16,276,873	(437,622)	-	-	16,276,873	(437,622)
Municipal bonds	1,798,229	(18,504)	-	-	1,798,229	(18,504)
Total	$18,072,102	$(456,126)	$-	$-	$18,072,102	$(456,126)
As of March 31, 2011
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	9,146,952	(147,443)	-	-	9,146,952	(147,443)
Municipal bonds	2,178,225	(10,047)	-	-	2,178,225	(10,047)
Total	$11,325,177	$(157,490)	$-	$-	$11,325,177	$(157,490)

     Gross unrealized losses totaled $456,126 as of September 30, 2011, and were attributable to seven corporate and two municipal bonds out of a portfolio of 54 bonds. Corporate bonds accounted for $437,622 of the total gross unrealized losses. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased. None of the bonds we hold had been in a continuous unrealized loss position for 12 months or more. Although several of the bonds we held were downgraded by Moody’s or Standard and Poor’s during the quarter ended September 30, 2011, all of the bonds that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at September 30, 2011.

 NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended Sept. 30
	2011	2010
Net income	$2,555,093	$3,206,010
Unrealized (loss) gain from marketable securities, net of tax	(526,232)	678,599
Comprehensive income	$2,028,861	$3,884,609

	Six Months Ended Sept. 30
	2011	2010
Net income	$5,994,321	$6,307,107
Unrealized (loss) gain from marketable securities, net of tax	(424,942)	517,099
Comprehensive income	$5,569,379	$6,824,206

NOTE 7. INVENTORIES
     Inventories consisted of the following:

	Sept. 30 2011	March 31 2011
Raw materials	$1,546,302	$2,083,730
Work in process	1,726,549	1,109,270
Finished goods	409,177	450,857
	3,682,028	3,643,857
Less inventory reserve	(300,000)	(300,000)
Total inventories	$3,382,028	$3,343,857

NOTE 8. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $80,160 for the second quarter and first six months of fiscal 2012, compared to $76,720 for the second quarter and first six months of fiscal 2011. Stock-based compensation expenses for the quarter and six months ended September 30, 2011 and 2010 were non-cash, and due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2011, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2011 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $66,272,362 at September 30, 2011 and $61,227,498 at March 31, 2011.

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

NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended September 30, 2011.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2011, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2011. At September 30, 2011 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended September 30, 2011 compared to quarter ended September 30, 2010
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2011	2010
Revenue
Product sales	84.2%	82.1%	(13.3)%
Contract research and development	15.8%	17.9%	(25.5)%
Total revenue	100.0%	100.0%	(15.5)%
Cost of sales	34.5%	33.4%	(12.6)%
Gross profit	65.5%	66.6%	(17.0)%
Expenses
Selling, general, and administrative	9.2%	8.1%	(4.4)%
Research and development	9.3%	4.0%	97.4%
Total expenses	18.5%	12.1%	29.0%
Income from operations	47.0%	54.5%	(27.2)%
Interest and other income	9.1%	6.4%	20.0%
Income before taxes	56.1%	60.9%	(22.2)%
Provision for income taxes	17.4%	19.8%	(26.2)%
Net income	38.7%	41.1%	(20.3)%

     Total revenue for the quarter ended ended September 30, 2011 (the second quarter of fiscal 2012) decreased 16% to $6,598,633 compared to $7,809,160 for the quarter ended ended September 30, 2010 (the second quarter of fiscal 2011). The decrease was due to a 13% decrease in product sales and a 26% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year period was due to decreased purchase volume by existing customers.

     The decrease in research and development revenue was due to the completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 65% of revenue for the second quarter of fiscal 2012 compared to 67% for the second quarter of fiscal 2011, due to decreased product sales and increased labor cost.

     Total expenses increased 29% for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due to a 97% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 20% to $597,363 for the second quarter of fiscal 2012 compared to $497,731 for the second quarter of fiscal 2011. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,144,535 for the second quarter of fiscal 2012 compared to $1,551,535 for the second quarter of fiscal 2011. The effective tax rate was 31% of income before taxes for the second quarter of fiscal 2012 compared to 33% for the second quarter of fiscal 2011. The decrease in effective tax rate was due to lower State and Federal effective tax rates. Our effective tax rates can fluctuate due to a number of factors, some of which are outside our control.

     The 20% decrease in net income in the second quarter of fiscal 2012 compared to the prior-year quarter was primarily due to decreased product sales, decreased contract research and development revenue, and increased research and development expense, partially offset by increased interest income.

Six months ended September 30, 2011 compared to six months ended September 30, 2010
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2011	2010
Revenue
Product sales	84.9%	83.7%	(0.2)%
Contract research and development	15.1%	16.3%	(8.8)%
Total revenue	100.0%	100.0%	(1.6)%
Cost of sales	32.9%	31.1%	4.1%
Gross profit	67.1%	68.9%	(4.2)%
Expenses
Selling, general, and administrative	8.2%	8.4%	(3.2)%
Research and development	7.5%	4.3%	69.8%
Total expenses	15.7%	12.7%	21.7%
Income from operations	51.4%	56.2%	(10.0)%
Interest and other income	7.8%	6.4%	19.5%
Income before taxes	59.2%	62.6%	(7.0)%
Provision for income taxes	18.7%	20.7%	(11.0)%
Net income	40.5%	41.9%	(5.0)%

     Total revenue for the six months ended September 30, 2011 decreased 2% to $14,812,395 compared to $15,050,454 for the six months ended September 30, 2010. The decrease was due to a 9% decrease in contract research and development revenue.

     The decrease in research and development revenue was due to the completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 67% of revenue for the first six months of fiscal 2012 compared to 69% for the first six months of fiscal 2011, due to increased labor cost.

     Total expenses increased 22% for the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due to a 70% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 19% to $1,162,892 for the first six months of fiscal 2012 compared to $973,461 for the first six months of fiscal 2011. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $2,778,300 for the first six months of fiscal 2012 compared to $3,121,609 for the first six months of fiscal 2011. The effective tax rate was 32% of income before taxes for the first six months of fiscal 2012 compared to 33% for the first six months of fiscal 2011. The decrease in effective tax rate was due to lower State and Federal effective tax rates. Our effective tax rates can fluctuate due to a number of factors, some of which are outside our control.

     The 5% decrease in net income in the first six months of fiscal 2012 compared to the prior-year period was primarily due to decreased contract research and development revenue and increased research and development expense, partially offset by increased interest income.

Contractual obligations
     There have been no material changes outside the ordinary course of business to the information in our contractual obligations table disclosed in our Annual Report of Form 10-K for the fiscal year ended March 31, 2011, except that on August 2, 2011 we executed a fourth amendment to the lease agreement between us and Carlson Real Estate Company covering the building housing our principal executive offices and manufacturing facility. Our lease would have expired December 31, 2015 without the fourth amendment. The fourth amendment extends the lease for an additional term of five years, expiring December 31, 2020. The amendment provides for monthly base rent of $13,422.46 in 2016, increasing 2.5% each subsequent year during the extended term. The fourth amendment is incorporated in this Report by reference to our Current Report on Form 8-K/A filed August 3, 2011.

     The following table provides aggregate information about our operating lease payment obligations and the periods in which payments are due, including the fourth amendment to the lease agreement. Operating lease obligations are primarily for our facility lease.

Operating Lease Payments Due by Period
Total	April 1, 2011 to March 31, 2012	April 1, 2012 to March 31, 2014	April 1, 2014 to March 31, 2016	After March 31, 2016
$2,612,644	$254,053	$519,055	$530,953	$1,308,583

     Our future minimum lease payments, including the fourth amendment to the lease agreement, are shown in the following table:

Year Ending March 31
2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	Total
$254,053	$257,685	$261,370	$264,142	$266,811	$267,826	$271,885	275,997	$280,269	$212,606	$2,612,644

Liquidity and capital resources
     At September 30, 2011 we had $67,596,598 in cash plus short-term and long-term marketable securities compared to $62,179,707 at March 31, 2011. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first six months of fiscal 2012 was primarily due to $6,383,502 in net cash provided by operating activities, partially offset by a $672,377 net decrease in the market value of our marketable securities.

     The $3,152,097 increase in short-term marketable securities in the first six months of fiscal 2012 was due to marketable securities previously classified as long-term approaching maturity.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of September 30, 2011 had remaining maturities between six and 254 weeks. Our short-term and long-term marketable securities had a fair market value of $66,272,362 at September 30, 2011, representing approximately 86% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, except the risk factor titled “the loss of supply from any of our single-source packaging vendors could impact our ability to produce and deliver products and cause loss of revenue” is replaced in its entirety by the following:

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors including Circuit Electronic Industries Public Co., Ltd. (“CEI”) of Ayutthaya, Thailand. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. CEI has been operating under voluntary debt rehabilitation under Thailand law since 2005. Additionally, in October 2011 CEI reported that it had temporarily shut down due to flooding of its facility in Ayutthaya. We have alternate vendors or potential alternate vendors for the substantial majority of our product sales and have moved production of many products from CEI to alternate vendors, but it could prove expensive, time-consuming, or technically challenging to convert certain products to an alternate vendor. We might not be able to recover work in process or finished goods in their possession if one of our packaging vendors were to become insolvent or disrupted by acts of God, including floods, typhoons, or earthquakes. Furthermore, an alternate vendor may not have sufficient capacity available to meet our requirements. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

     This risk factor is being updated because of the effects of recent widespread flooding in Thailand.

Item 6. Exhibits.

Exhibit #	Description

10	Fourth amendment to lease between the company and the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

October 19, 2011	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 19, 2011	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer