Form 10-Q
period 2011-12-31
NVE CORP /NEW/
filed 2012-01-18
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2011

or
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
Common Stock, $0.01 Par Value – 4,824,745 shares outstanding as of January 13, 2012

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2011 and 2010

          Statements of Income for the Nine Months Ended December 31, 2011 and 2010

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Dec. 31, 2011	March 31, 2011*
ASSETS
Current assets
Cash and cash equivalents	$438,332	$952,209
Marketable securities, short term	12,090,093	7,970,358
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,456,042	3,596,239
Inventories	3,317,839	3,343,857
Deferred tax assets	282,144	-
Prepaid expenses and other assets	1,171,038	1,185,306
Total current assets	20,755,488	17,047,969
Fixed assets
Machinery and equipment	6,797,274	6,178,207
Leasehold improvements	693,589	612,682
	7,490,863	6,790,889
Less accumulated depreciation	5,558,951	5,259,773
Net fixed assets	1,931,912	1,531,116
Marketable securities, long term	56,384,111	53,257,140
Total assets	$79,071,511	$71,836,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$596,205	$731,580
Accrued payroll and other	805,687	987,403
Deferred taxes	-	146,693
Total current liabilities	1,401,892	1,865,676

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,824,745 issued and outstanding as of December 31 and 4,776,198 issued and outstanding as of March 31, 2011	48,247	47,762
Additional paid-in capital	20,974,477	20,894,766
Accumulated other comprehensive income	395,900	1,060,438
Retained earnings	56,250,995	47,967,583
Total shareholders’ equity	77,669,619	69,970,549
Total liabilities and shareholders’ equity	$79,071,511	$71,836,225

*The March 31, 2011 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2011	2010
Revenue
Product sales	$5,394,758	$6,686,451
Contract research and development	763,768	1,277,057
Total revenue	6,158,526	7,963,508
Cost of sales	2,174,878	2,461,798
Gross profit	3,983,648	5,501,710
Expenses
Selling, general, and administrative	520,044	638,223
Research and development	718,688	330,681
Total expenses	1,238,732	968,904
Income from operations	2,744,916	4,532,806
Interest income	591,694	512,203
Income before taxes	3,336,610	5,045,009
Provision for income taxes	1,047,519	1,661,090
Net income	$2,289,091	$3,383,919
Net income per share – basic	$0.48	$0.71
Net income per share – diluted	$0.47	$0.70
Weighted average shares outstanding
Basic	4,807,859	4,743,643
Diluted	4,873,429	4,866,617

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2011	2010
Revenue
Product sales	$17,975,331	$19,290,839
Contract research and development	2,995,590	3,723,123
Total revenue	20,970,921	23,013,962
Cost of sales	7,048,396	7,142,528
Gross profit	13,922,525	15,871,434
Expenses
Selling, general, and administrative	1,742,721	1,901,156
Research and development	1,825,159	982,217
Total expenses	3,567,880	2,883,373
Income from operations	10,354,645	12,988,061
Interest income	1,754,586	1,485,664
Income before taxes	12,109,231	14,473,725
Provision for income taxes	3,825,819	4,782,699
Net income	$8,283,412	$9,691,026
Net income per share – basic	$1.73	$2.06
Net income per share – diluted	$1.71	$2.00
Weighted average shares outstanding
Basic	4,786,790	4,714,989
Diluted	4,852,360	4,837,963

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended Dec. 31
2011		2010
OPERATING ACTIVITIES
Net income	$8,283,412	$9,691,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	361,211	290,798
Stock-based compensation	80,160	76,720
Excess tax benefits	-	(160,015)
Deferred income taxes	(37,266)	174,391
Changes in operating assets and liabilities:
Accounts receivable	140,197	750,129
Inventories	26,018	(1,457,731)
Prepaid expenses and other assets	14,268	(321,544)
Accounts payable and accrued expenses	(317,091)	(70,622)
Deferred revenue	-	(20,833)
Net cash provided by operating activities	8,550,909	8,952,319

INVESTING ACTIVITIES
Purchases of fixed assets	(762,007)	(501,957)
Purchases of marketable securities	(14,039,795)	(10,553,771)
Proceeds from maturities and sales of marketable securities	5,736,980	1,573,370
Net cash used in investing activities	(9,064,822)	(9,482,358)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	36	159,145
Excess tax benefits	-	160,015
Net cash provided by financing activities	36	319,160

Decrease in cash and cash equivalents	(513,877)	(210,879)
Cash and cash equivalents at beginning of period	952,209	1,389,288

Cash and cash equivalents at end of period	$438,332	$1,178,409

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,697,565	$4,794,742

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The results of operations for the quarter or nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2012.

 NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all applicable recently issued accounting pronouncements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for the quarter and nine months ended December 31, 2011, and 1,000 for the quarter and nine months ended December 31, 2010 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended Dec. 31
	2011	2010
Weighted average common shares outstanding – basic	4,807,859	4,743,643
Effect of dilutive securities:
Stock options	58,502	115,789
Warrants	7,068	7,185
Shares used in computing net income per share – diluted	4,873,429	4,866,617

	Nine Months Ended Dec. 31
	2011	2010
Weighted average common shares outstanding – basic	4,786,790	4,714,989
Effect of dilutive securities:
Stock options	58,502	115,789
Warrants	7,068	7,185
Shares used in computing net income per share – diluted	4,852,360	4,837,963

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of December 31, 2011, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$68,474,204	$12,090,093	$27,322,439	$29,061,672

     As of December 31 and March 31, 2011, our marketable securities were as follows:

	As of December 31, 2011				As of March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$-	$-	$-	$-	$83,358	$1,200	$-	$84,558
Corporate bonds	46,484,198	942,112	(702,032)	46,724,278	37,884,146	1,231,743	(147,443)	38,968,446
Municipal bonds	21,368,205	407,811	(26,090)	21,749,926	21,582,084	602,457	(10,047)	22,174,494
Total	$67,852,403	$1,349,923	$(728,122)	$68,474,204	$59,549,588	$1,835,400	$(157,490)	$61,227,498

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2011:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2011
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	19,335,389	(656,746)	1,049,444	(45,286)	20,384,833	(702,032)
Municipal bonds	865,482	(2,680)	919,359	(23,410)	1,784,841	(26,090)
Total	$20,200,871	$(659,426)	$1,968,803	$(68,696)	$22,169,674	$(728,122)
As of March 31, 2011
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	9,146,952	(147,443)	-	-	9,146,952	(147,443)
Municipal bonds	2,178,225	(10,047)	-	-	2,178,225	(10,047)
Total	$11,325,177	$(157,490)	$-	$-	$11,325,177	$(157,490)

     Gross unrealized losses totaled $728,122 as of December 31, 2011, and were attributable to nine corporate and two municipal bonds out of a portfolio of 53 bonds. Corporate bonds accounted for $702,032 of the total gross unrealized losses. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased. The credit ratings of a number of corporate issuers, particularly large banks, were downgraded during the quarter ended December 31, 2011. Criteria cited for the bank downgrades included the likelihood of external government or group support. All of the bonds we held that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at December 31, 2011.

 NOTE 6. COMPREHENSIVE INCOME
     The components of comprehensive income are as follows:
	Quarter Ended Dec. 31
	2011	2010
Net income	$2,289,091	$3,383,919
Unrealized loss from marketable securities, net of tax	(239,596)	(533,498)
Comprehensive income	$2,049,495	$2,850,421

	Nine Months Ended Dec. 31
	2011	2010
Net income	$8,283,412	$9,691,026
Unrealized loss from marketable securities, net of tax	(664,538)	(16,399)
Comprehensive income	$7,618,874	$9,674,627

NOTE 7. INVENTORIES
     Inventories consisted of the following:

	Dec. 31 2011	March 31 2011
Raw materials	$1,312,759	$2,083,730
Work in process	1,824,934	1,109,270
Finished goods	480,146	450,857
	3,617,839	3,643,857
Less inventory reserve	(300,000)	(300,000)
Total inventories	$3,317,839	$3,343,857

NOTE 8. STOCK-BASED COMPENSATION
      There was no stock-based compensation expense for the third quarters of fiscal 2012 or 2011. Stock-based compensation was $80,160 for the first nine months of fiscal 2012, compared to $76,720 for the first nine months of fiscal 2011. Stock-based compensation expenses for the nine months ended December 31, 2011 and 2010 were non-cash, and due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. We calculate the share-based compensation expense on a straight-line basis over the vesting periods of the related share-based awards.

 NOTE 9. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Tax provisions of $160,015 for the nine months ended December 31, 2010 were credited to “Additional paid-in capital.”

     We had no unrecognized tax benefits as of December 31, 2011, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2011 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

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

      Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $68,474,204 at December 31, 2011 and $61,227,498 at March 31, 2011.

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

 NOTE 11. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks associated with competition, progress in research and development activities by us and others, variations in costs that are beyond our control, decreased sales, failure of suppliers to meet our requirements, loss of supply from any of our packaging vendors, failure to obtain new customers, inability to meet customer technical requirements, ineligibility for SBIR awards, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2011, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2011. At December 31, 2011 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended December 31, 2011 compared to quarter ended December 31, 2010
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2011	2010
Revenue
Product sales	87.6%	84.0%	(19.3)%
Contract research and development	12.4%	16.0%	(40.2)%
Total revenue	100.0%	100.0%	(22.7)%
Cost of sales	35.3%	30.9%	(11.7)%
Gross profit	64.7%	69.1%	(27.6)%
Expenses
Selling, general, and administrative	8.4%	8.0%	(18.5)%
Research and development	11.7%	4.2%	117.3%
Total expenses	20.1%	12.2%	27.8%
Income from operations	44.6%	56.9%	(39.4)%
Interest and other income	9.6%	6.5%	15.5%
Income before taxes	54.2%	63.4%	(33.9)%
Provision for income taxes	17.0%	20.9%	(36.9)%
Net income	37.2%	42.5%	(32.4)%

     Total revenue for the quarter ended ended December 31, 2011 (the third quarter of fiscal 2012) decreased 23% to $6,158,526 compared to $7,963,508 for the quarter ended ended December 31, 2010 (the third quarter of fiscal 2011). The decrease was due to a 19% decrease in product sales and a 40% decrease in contract research and development revenue.

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

     Gross profit margin decreased to 65% of revenue for the third quarter of fiscal 2012 compared to 69% for the third quarter of fiscal 2011, due to decreased product sales and increased labor cost.

     Total expenses increased 28% for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due to a 117% increase in research and development expense, partially offset by a 19% decrease in selling, general, and administrative expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities. The decrease in selling, general, and administrative expense was due to a decrease in sales commissions due to a decrease in product sales and a decrease performance-based compensation due to a decrease in income before taxes. The decrease in selling, general, and administrative expense may not be representative of future trends. Selling, general, and administrative expense can fluctuate significantly depending on a number of factors including revenue, profitability, and legal expenses.

     Interest income increased 16% for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,047,519 for the third quarter of fiscal 2012 compared to $1,661,090 for the third quarter of fiscal 2011. The effective tax rate was 31% of income before taxes for the third quarter of fiscal 2012 compared to 33% for the third quarter of fiscal 2011. The decrease in effective tax rate was due to lower State and Federal effective tax rates. Our effective tax rates can fluctuate due to a number of factors, some of which are outside our control.

     The 32% decrease in net income in the third quarter of fiscal 2012 compared to the prior-year quarter was primarily due to decreased product sales, decreased contract research and development revenue, and increased research and development expense, partially offset by decreased selling, general, and administrative expense and increased interest income.

Nine months ended December 31, 2011 compared to nine months ended December 31, 2010
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2011	2010
Revenue
Product sales	85.7%	83.8%	(6.8)%
Contract research and development	14.3%	16.2%	(19.5)%
Total revenue	100.0%	100.0%	(8.9)%
Cost of sales	33.6%	31.0%	(1.3)%
Gross profit	66.4%	69.0%	(12.3)%
Expenses
Selling, general, and administrative	8.3%	8.3%	(8.3)%
Research and development	8.7%	4.3%	85.8%
Total expenses	17.0%	12.6%	23.7%
Income from operations	49.4%	56.4%	(20.3)%
Interest and other income	8.3%	6.5%	18.1%
Income before taxes	57.7%	62.9%	(16.3)%
Provision for income taxes	18.2%	20.8%	(20.0)%
Net income	39.5%	42.1%	(14.5)%

     Total revenue for the nine months ended December 31, 2011 decreased 9% to $20,970,921 compared to $23,013,962 for the nine months ended December 31, 2010. The decrease was due to a 7% decrease in product sales and a 20% decrease in contract research and development revenue.

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

     Gross profit margin decreased to 66% of revenue for the first nine months of fiscal 2012 compared to 69% for the first nine months of fiscal 2011, due to decreased product sales and increased labor cost.

     Total expenses increased 24% for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due to a 86% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 18% for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $3,825,819 for the first nine months of fiscal 2012 compared to $4,782,699 for the first nine months of fiscal 2011. The effective tax rate was 32% of income before taxes for the first nine months of fiscal 2012 compared to 33% for the first nine months of fiscal 2011. The decrease in effective tax rate was due to lower State and Federal effective tax rates. Our effective tax rates can fluctuate due to a number of factors, some of which are outside our control.

     The 15% decrease in net income in the first nine months of fiscal 2012 compared to the prior-year period was primarily due to decreased product sales, decreased contract research and development revenue and increased research and development expense, partially offset by increased interest income.

Liquidity and capital resources
     At December 31, 2011 we had $68,912,536 in cash plus short-term and long-term marketable securities compared to $62,179,707 at March 31, 2011. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first nine months of fiscal 2012 was primarily due to $8,550,909 in net cash provided by operating activities, partially offset by purchases of fixed assets of $762,007, primarily for production equipment, and a $1,056,109 net decrease in the market value of our marketable securities.

     The $4,119,735 increase in short-term marketable securities in the first nine months of fiscal 2012 was due to marketable securities previously classified as long-term approaching maturity.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of December 31, 2011 had remaining maturities between two and 250 weeks. Our short-term and long-term marketable securities had a fair market value of $68,474,204 at December 31, 2011, representing approximately 87% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended December 31, 2011, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

 Item 1. Legal Proceedings.
     On January 3, 2012, we filed a patent infringement lawsuit against Everspin Technologies, Inc. in the U.S. District Court for the Minnesota District. The lawsuit is based on Everspin’s sale of magnetoresistive random access memory, commonly known as MRAM. The lawsuit seeks an injunction for Everspin to cease using NVE’s patented technology and provide compensation for Everspin’s past infringement.

 Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, except the risk factors titled “We may not be able to enforce our intellectual property rights or our technology may prove to infringe upon patents or rights owned by others, which may prevent the future sale of our products or increase the cost of such sales” and “We may not be able to negotiate a new MRAM licensing agreement with Freescale or EverSpin” are replaced in their entirety by the following:

We may not be able to enforce our intellectual property rights or our technology may prove to infringe on patents or rights owned by others, which may prevent the future sale of our products or increase the cost of such sales.
     We protect our proprietary technology and intellectual property by seeking patents, trademarks, and copyrights, and by maintaining trade secrets through entering into confidentiality agreements with employees, suppliers, customers, and prospective customers depending on the circumstances. We hold patents or are the licensee of others owning patented technology covering certain aspects of our products and technology. These patent rights may be challenged, rendered unenforceable, invalidated, or circumvented. In addition, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. We have filed a patent infringement lawsuit against Everspin Technologies, Inc., and at least several potential MRAM competitors have described designs that we believe would infringe on our patents if such designs were to be commercialized. Efforts to legally enforce patent rights can involve substantial expense and may not be successful. Furthermore, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe on patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. If technology we use infringes on patents or rights owned by others, we may be prevented from selling products that use such technology, we might be required to license the patents or rights owned by others, or we may be required to indemnify our customers against expenses relating to possible infringement. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to enforce our patents against Motorola, Freescale, or Everspin.
     Our Patent License Option Agreement with Motorola provided for termination on December 31, 2005 or on the date Motorola ceases manufacturing MRAM Products, whichever is later. We believe such a termination is likely to have occurred as a result of Motorola apparently having eliminated its ability to manufacture MRAM Products through its spinoff of Freescale. In 2008 Freescale announced that it had transferred its MRAM technology and intellectual property to an independent company, Everspin Technologies, Inc. We believe we are free to negotiate a new agreement with Freescale or Everspin, or an assignment of the Motorola Patent License Option Agreement, but we have said we would do so only with amendments thereto. We have notified Freescale that we believe that MRAM products it has sold come within the scope of claims of a number of our patents and we have filed a patent infringement lawsuit against Everspin. There can be no assurance, however, that we can successfully enforce our patents against Motorola, Freescale, or Everspin or that any agreement will be reached with Freescale or Everspin, or that NVE would receive any value under the existing agreement with Motorola or any value under any such further agreement with Freescale or Everspin.

     These risk factors are being updated because we filed a patent infringement lawsuit against Everspin.

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
NVE CORPORATION
(Registrant)

January 18, 2012	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 18, 2012	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer