Form 10-K
period 2012-03-31
NVE CORP /NEW/
filed 2012-05-02
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $205 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 27, 2012 was 4,824,745.
_______________

DOCUMENTS INCORPORATED BY REFERENCE
       Portions of our Proxy Statement for our 2012 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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
Item 4. Mine Safety Disclosures.

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
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks associated with competition, progress in research and development activities by us and others, variations in costs that are beyond our control, decreased sales, loss of supply from any of our packaging vendors, failure to obtain new customers, inability to meet customer technical requirements, ineligibility for SBIR awards, litigation risks, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For further information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

     The second type of spintronic structure we use is based on tunneling magnetoresistance (TMR). Such devices are known as Spin-Dependent Tunnel (SDT) junctions, Magnetic Tunnel Junctions (MTJs), or Tunneling Magnetic Junctions (TMJs). SDT junctions use tunnel barriers that are so thin that electrons can “tunnel” through a normally insulating material to cause a resistance change. SDT barrier thicknesses can be in the range of one to four nanometers (less than ten molecular layers).

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

Custom and medical sensors
     Our primary custom products are sensors for medical devices, which are customized to our customers’ requirements and manufactured under stringent medical device quality standards. Most are used to replace electromechanical magnetic switches. We believe our sensors have important advantages in medical devices compared to electromechanical switches, including no moving parts for inherent reliability, and being smaller, more sensitive, and more precise. Our sensors can be customized using customer-specific integrated signal processing and design variations that can include the range and sensitivity to magnetic fields, electrical resistance, and multisensor elements configuration. Future custom sensor target markets include consumer electronics, automotive electronics, and biosensors.

Coupler Products and Markets
     Our spintronic couplers combine a GMR sensor element and an “IsoLoop” integrated microscopic coil. The coil creates a small magnetic field that is picked up by the spintronic sensor, transmitting data almost instantly. Couplers are also known as “isolators” because they electrically isolate the coupled systems. Our IsoLoop couplers are faster than the fastest optical couplers.

     We have four lines of coupler products: cost-effective IL500-Series couplers; IL600-Series passive-input couplers; IL700/IL200-Series high-speed couplers; and IL4/IL3-Series isolated network couplers.

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

Product Manufacturing
     The heart of our fabrication facility is a cleanroom area with specialized equipment to deposit, pattern, etch, and process spintronic materials. Most of our products are fabricated in our facility using either raw silicon wafers or foundry wafers. Foundry wafers contain conventional electronics that perform housekeeping functions such as voltage regulation and signal conditioning in our products.

     Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility. We either saw wafers to be sold in die form, or wafers are sent to Asia for dicing and packaging. Other production operations include wafer-level inspection and testing. Packaged parts are returned to us to be tested, inventoried, and shipped.

Sales and Product Distribution
     We rely on distributors who stock our products and sell them in more than 75 countries. Distributors of our products include Digi-Key Corporation, Premier Farnell plc companies, and Rhopoint Components Ltd. Our distributor agreements generally renew annually. In addition, Avago Technologies, a leading supplier of solid-state couplers, distributes private-branded versions of some of our couplers under an agreement that expires in June 2013. We may add other private-brand coupler partners in the future.

New Product Status
     Long-term product development programs in fiscal 2012 included spintronic compasses applicable to consumer electronics, MRAM designed for tamper detection, couplers for Controller Area Networks, which are networks used in automobiles and factory automation, and spintronic biosensors for diagnostic instruments.

Our Competition
Industrial Sensor Competition
     Several other companies claim to either make or have the capability to make GMR and TMR sensors. Also, several competitors make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive as our GMR or TMR sensors.

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

Coupler Competition
     Competing coupler technologies include optical couplers, inductive couplers (transformers), capacitive couplers, and radio-frequency modulation couplers. In addition to being a customer, Avago is a leading producer of high-speed optical couplers. Other prominent optical coupler suppliers are Fairchild Semiconductor International, Lite-On Technology Corporation, Renesas Electronics Corporation, Toshiba Corporation, and Vishay Intertechnology.

     Our strategy is to compete based on product features rather than to compete solely on price. IsoLoop couplers are smaller and therefore require less circuit board space per channel than most competing couplers. Our other advantages over competing technologies may include less signal distortion, longer product life, and lower power consumption.

MRAM Competition
     A number of companies compete or may compete with us for MRAM research and development or service business, or may be attempting to develop MRAM intellectual property for licensing to others. Emerging technologies that could compete with MRAM include graphene and carbon nanotubes, phase-change memory (PCM; also known as PRAM, PCRAM, chalcogenide, CRAM, or Ovonic memory), resistive RAM (RRAM), memory resistors (“memristors”), and conductive metal oxide (CMOx) memory. MRAM may have advantages over these technologies in either manufacturability, speed, bit density, data retention, or endurance.

Sources and Availability of Raw Materials
     Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. Our wafers sources are based around the world; our device packaging services are primarily in Asia.

Intellectual Property
Patents
     As of March 31, 2012 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

     Certain of our patents cover inventions we believe may be necessary for successful high-density, high-performance MRAMs. We believe U.S. patents 6,275,411 and 6,349,053, both titled “Spin Dependent Tunneling Memory,” and patent 6,538,921 titled “Circuit Selection of Magnetic Memory Cells and Related Cell Structures,” are particularly important. The 6,275,411 patent expires in 2019. The 6,349,053 and 6,538,921 patents expire in 2021. We also have patents on advanced MRAM designs that we believe are important, including patents that relate to magnetothermal MRAM, spin-momentum MRAM, and synthetic antiferromagnetic storage.

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

Motorola License
     We granted Motorola a nonexclusive, nontransferable, and nonassignable license to our MRAM intellectual property and received advance payments in conjunction with the agreement. Motorola has since separated Freescale Semiconductor, Inc. Motorola and Freescale asked us to consent to Motorola’s assignment of the Patent License Option Agreement to Freescale. We have declined to provide such consent without additional consideration. We believe the Motorola agreement likely terminated in 2005 because Motorola transferred manufacturing to Freescale. Freescale later announced the formation of Everspin Technologies, Inc., an independent company that would take ownership of Freescale’s MRAM manufacturing assets. In January 2012 we filed a patent infringement lawsuit against Everspin.

Seasonality
     In some years, including fiscal 2012, we have observed product sales weakness for quarters ending December 31. This seasonality may have been due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. We cannot predict whether this seasonal pattern will continue in future fiscal years.

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

Firm Backlog
     As of March 31, 2012 we had $1,059,686 of contract research and development backlog we believed to be firm, compared to $2,964,885 as of March 31, 2011. We expect the firm backlog as of March 31, 2012 to be filled in fiscal 2013. Approximately 59% of our backlog as of March 31, 2012 and 51% of our backlog as of March 31, 2011 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed, are not included in firm backlog. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance of additional contracts or follow-on contracts for expired or completed U.S. Government or other contracts.

    Our product sales are made primarily under standard purchase orders. Only a small portion of our product order backlog is noncancelable and that the dollar amount associated with the noncancelable portion is not significant, therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories. We spent $1,887,297 for fiscal 2012, $1,062,694 for fiscal 2011, and $872,673 for fiscal 2010 in company-sponsored research and development activities. Additionally, we spent $3,261,191 during fiscal 2012, $4,371,852 during fiscal 2011, and $4,346,200 during fiscal 2010 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as non-government entities.

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

Number of Employees
     We had 58 employees as of March 31, 2012. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     International sales accounted for approximately 55% of our revenue in fiscal 2012 and 2011, and 49% in fiscal 2010. More information about geographic areas is contained in “Note 8 – Segment Information” to the Financial Statements included in this report

Available Information
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
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past three fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason would likely hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is affected by Government spending priorities that can change and over which we have no control, and delays in such funding can occur for a number of reasons. Deficit reduction initiatives and Department of Defense spending reductions may impact Government budgets and funding priorities. Furthermore, a significant portion of our Government funding has been through Small Business Innovation Research (SBIR) contracts. SBIR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense.

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
    We received approximately $527,000 in Small Business Innovation Research (SBIR) contract awards in fiscal 2012. Federal regulations place a number of criteria for a business to be eligible to compete for SBIR awards. Those criteria currently include number of employees and ownership structure. While we believe we meet the eligibility criteria, changes in our ownership, including changes beyond our control, could cause us to lose our eligibility to compete for SBIR awards. Loss of eligibility to compete for SBIR awards for any reason could have a material adverse effect on our revenue, profits, and research and development efforts. In addition, SBIR eligibility requirements could be changed at any time.

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
     We sell our products into the semiconductor market, which is highly cyclical. Additionally, effects of U.S. healthcare reform legislation could have an adverse effect on the economic environment for the medical device industries we serve. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent recovery, worldwide or in the industries we serve. The economic environment could have a material adverse impact on our business and revenue.

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

Failure to meet stringent customer requirements could result in the loss of key customers and reduce our sales.
     Some of our customers, including Avago Technologies and certain medical device manufacturers, have stringent technical and quality requirements that require our products to meet certain test and qualification criteria or to adopt and comply with specific quality standards. Certain customers also periodically audit our performance. Failure to meet technical or quality requirements or a negative customer audit could result in the loss of current sales revenue, customers, and future sales.

We could be subject to claims based on warranty, product liability, or delivery failures.
     Claims based on warranty, product liability, or delivery failures that could lead to significant expenses as we defend such claims or pay damage awards. We may also incur costs if we decide to compensate the affected customer or end consumer for such claims. In addition, if our customers recall products containing our products, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty, delivery claims or product recalls may adversely affect our business and financial condition.

Some of our sensors are incorporated into medical devices, which could expose us to a risk of product liability claims and such claims could seriously harm our business and financial condition.
     Certain of our sensor products are used in medical devices, including devices that help sustain human life. We are also marketing our sensor technology to other manufacturers of cardiac pacemakers and ICDs. Although we have indemnification agreements with certain customers including provisions designed to limit our exposure to product liability claims, there can be no assurance that we will not be subject to losses, claims, damages, liabilities, or expenses resulting from bodily injury or property damage arising from the incorporation of our products in devices sold by our customers. Our indemnifying customers may not have the financial resources to cover all liability. Existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions of our indemnification agreements, or the agreements may not be enforceable in all instances. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition.

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
     Our production process relies on resources such as equipment, facilities, and personnel to meet the market demand for our products and services. If market demand increases, we may not be able to add production capacity fast enough to meet market demand. Furthermore, expansion of our production facilities carries risks of disruption. Failure to meet market demand could result in the loss of current sales revenue, customers, and future sales.

We may lose business and revenue if our critical production equipment fails.
     Our production process relies on certain critical pieces of equipment for defining, depositing, and modifying the magnetic properties of thin films. Some of this equipment was designed or customized by us, and some may no longer be in production. While we have an in-house maintenance staff, maintenance agreements for certain equipment, some critical spare parts, and back-ups for some of the equipment, we cannot be sure we could repair or replace critical manufacturing equipment were it to fail.

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
     There are a number of critical chemicals and supplies that we require to make products. These include certain gases, photoresists, polymers, and metals. We maintain inventory of critical chemicals and materials, but in many cases we are dependent on single sources, and some of the materials could be discontinued by their suppliers at any time. Furthermore, current and future climate change regulations could increase our costs or cause the loss of supply of critical chemicals. We use chemicals such as sulfur hexafluoride in our manufacturing process that have been identified as greenhouse gases. If such chemicals were restricted or prohibited we would need to obtain substitutes that might be more expensive or less available. Supply interruptions or shortages for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors, and because of the unique materials our products use and the high isolation voltage specifications of our couplers, many of our products are more technically challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. We have alternate vendors or potential alternate vendors for the substantial majority of our product sales, but it could prove expensive, time-consuming, or technically challenging to convert certain products to an alternate vendor. We might not be able to recover work in process or finished goods in their possession if one of our packaging vendors were to become insolvent or disrupted by acts of God, including floods, typhoons, or earthquakes. Furthermore, an alternate vendor may not have sufficient capacity available to meet our requirements. One of our packaging vendors, Circuit Electronic Industries Public Co., Ltd. (“CEI”) of Ayutthaya, Thailand has been operating under voluntary debt rehabilitation under Thailand law since 2005 and was shut down from October 2011 through March 2012 due to flooding of its facility. CEI and certain other packaging vendors are in flood-susceptible areas. Such flooding risks may increase in future years due to possible higher ocean levels and other potential effects of climate change. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales were approximately 55% of our revenue for fiscal 2012, and we expect foreign sales to continue to represent a significant portion of our revenue in the future. Furthermore, we rely on suppliers in China, India, the Philippines, Taiwan, Thailand, and other foreign countries. Risks relating to or arising from operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of the jurisdictions where we do business.

Our business may suffer because MRAM technology may not build into a significant market.
     Future revenue and profits may depend on our current or future licensees introducing MRAM products using our technology. Production difficulties, technical barriers, high production costs, poor market reception, or other problems, almost all of which are outside our control, could prevent the deployment of MRAM or limit its market potential. Furthermore, competing technologies could prevent or supplant MRAM from becoming an important memory technology.

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

Our business and our reliance on intellectual property exposes us to litigation risks.
     If patent infringement claims or actions are asserted against us, we may be required to obtain a license or cross-license, modify our existing technology or design a new noninfringing technology. Such licenses or design modifications can be costly or could increase the cost of our products. In addition, we may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for any past infringement, and we may be required to indemnify our customers against expenses relating to possible infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would increase our costs or harm our operating results.

We may not be able to enforce our intellectual property rights.
     We protect our proprietary technology and intellectual property by seeking patents, trademarks, and copyrights, and by maintaining trade secrets through entering into confidentiality agreements with employees, suppliers, customers, and prospective customers depending on the circumstances. We hold patents or are the licensee of others owning patented technology covering certain aspects of our products and technology. These patent rights may be challenged, rendered unenforceable, invalidated, or circumvented. In addition, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. We have filed a patent infringement lawsuit against Everspin Technologies, Inc., and at least several other companies have described designs that we believe would infringe on our patents if such designs were commercialized. Efforts to enforce patent rights can involve substantial expense and may not be successful. Furthermore, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe on patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business success may be adversely affected if we are unable to attract and retain highly qualified employees.
     We have employment agreements with certain employees, including our Chief Executive Officer and Chief Financial Officer, but those agreements do not prevent employees from leaving the company. Competition for highly qualified management and technical personnel can be intense and we may not be able to attract and retain the personnel necessary for the development and operation of our business. The loss of the services of key personnel could have a material adverse effect on our business, financial condition, and results of operations.

We could incur losses on our marketable securities.
     At March 31, 2012, we held $71,996,927 in short-term and long-term marketable securities, representing approximately 87% of our total assets. During the past two fiscal years a number of the securities we hold were downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk. Downgrades of any of our marketable securities are possible at any time for reasons beyond our control. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us or our competitors;
•	the announcement of new products, product enhancements, contracts, or license agreements by us or our competitors;
•	legal proceedings involving us;
•	delays in our introduction of new products or technologies or market acceptance of these new products or technologies;
•	changes in demand for our customers’ products;
•	quarterly variations in our operating results, revenue, or revenue growth rates;
•	changes in revenue estimates, earnings estimates, or market projections by market analysts;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	short selling and covering of short positions in our stock; and
•	general economic conditions or market conditions specific to industries served or potentially served by us or our customers.

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned by the Barbara C. Gage Revocable Trust and leased under an agreement expiring December 31, 2020. We believe the facility is adequate to support our needed production capacity and plan to expand our production space within the facility. We hold no investments in real estate.

ITEM 3. LEGAL PROCEEDINGS.
     In the ordinary course of business we may become involved in litigation. Other than as set forth below, at this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

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

    On February 24, 2012, Everspin filed a patent infringement lawsuit against us in the same court alleging certain NVE products infringe on two patents purported to be owned by Everspin. The lawsuit seeks an injunction and compensation. We believe the lawsuit against us is wholly without merit.

ITEM 4. MINE SAFETY DISCLOSURES.
     Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years:
	Quarter Ended
	3/31/12	12/31/11	9/30/11	6/30/11	3/31/11	12/31/10	9/30/10	6/30/10
High	$58.46	$68.93	$69.46	$62.55	$63.49	$58.65	$48.10	$51.59
Low	$49.50	$53.21	$52.54	$52.36	$51.01	$42.17	$38.00	$42.84

Shareholders, Dividends, and Securities Authorized for Issuance Under Equity Compensation Plans
     We had approximately 109 shareholders of record and 7,479 total shareholders as of April 14, 2012. We have never paid or declared any cash dividends on our Common Stock. We do not anticipate paying dividends in the foreseeable future, as we intend to retain any earnings we may generate if needed to provide for the expansion of our business, the possible defense of our intellectual property, or for use in unforeseen circumstances. Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2012 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Performance Graph
     The graph below compares the performance of our Common Stock to the cumulative five-year performance of the NASDAQ Industrial Index and the Cedrus Nanotechnology Index – Pure. NVE is included in both indices. The NASDAQ Industrial Index includes NASDAQ domestic and international based common-type stocks. The graph and table assume $100 was invested on March 31, 2007 in each of our Common Stock, the NASDAQ Industrial Index, and the Cedrus Nanotechnology Index–Pure, with reinvestment of dividends.

	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
NVE Corporation	$100.00	$90.54	$105.61	$166.06	$206.52	$194.28
Cedrus Nanotechnology Index – Pure	$100.00	$108.89	$66.34	$123.32	$142.67	$122.83
NASDAQ Industrial Index	$100.00	$89.27	$52.90	$87.84	$110.33	$116.33

Stock Repurchase Program
     On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended March 31, 2012.

ITEM 6. SELECTED FINANCIAL DATA.
     The following balance sheet and income statement selected financial data should be read in conjunction with our financial statements and notes included in Item 8 of this Report, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Report. The data are derived from our financial statements.
	Balance Sheet Data as of March 31
	2012	2011	2010	2009	2008
Cash, cash equivalents, and marketable securities	$73,541,463	$62,179,707	$49,543,766	$34,321,811	$24,736,874
Total assets	$83,126,763	$71,836,225	$57,462,914	$42,566,440	$32,768,128
Total shareholders’ equity	$81,458,858	$69,970,549	$55,953,294	$41,567,571	$31,513,482
	Income Statement Data for Years Ended March 31
	2012	2011	2010	2009	2008
Revenue
Product sales	$25,151,822	$26,024,823	$22,665,860	$19,715,311	$18,505,650
Contract research and development	3,427,398	5,172,240	5,481,325	3,656,958	2,023,162
Total revenue	$28,579,220	$31,197,063	$28,147,185	$23,372,269	$20,528,812

Gross profit	$19,253,709	$21,413,365	$19,834,170	$16,648,027	$13,695,504
Income from operations	$14,273,048	$17,669,770	$16,298,536	$13,251,590	$10,048,779
Net cash provided by operating activities	$12,811,910	$12,808,807	$12,463,616	$9,998,114	$6,909,226
Net income	$11,381,095	$13,360,945	$11,999,344	$9,782,895	$7,187,384
Net income per share – diluted	$2.34	$2.76	$2.47	$2.04	$1.51

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

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $300,000 at March 31, 2012 and 2011.

Allowance for Doubtful Accounts Estimation
     We must make estimates of the uncollectibility of our accounts receivable. The most significant risk is the risk of sudden unexpected deterioration in financial condition of a significant customer that is not considered in the allowance. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance for doubtful accounts. Our results could be materially impacted if the financial condition of a significant customer deteriorated and related accounts receivable are deemed uncollectible. Our allowance for doubtful accounts was $15,000 at March 31, 2012 and 2011. Our allowance for doubtful accounts is a relatively small percentage of our accounts receivable because our revenues are primarily from large customers, distributors, and U.S. Government agencies, all of which we consider generally creditworthy. Our allowance for doubtful accounts could increase in the future if larger portions of our sales come from small end-user customers.

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

     As of March 31, 2012 our net deferred tax liabilities were $136,872 compared to $146,693 as of March 31, 2011. Net deferred tax liabilities included $145,418 in stock-based compensation deductions as of March 31, 2012 and $117,800 as of March 31, 2011. Utilization of certain of our deferred tax assets is subject to limitations based on Internal Revenue Code Section 382.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2012	2011	2010	2011 to 2012	2010 to 2011
Revenue
Product sales	88.0%	83.4%	80.5%	(3.4)%	14.8%
Contract research and development	12.0%	16.6%	19.5%	(33.7)%	(5.6)%
Total revenue	100.0%	100.0%	100.0%	(8.4)%	10.8%
Cost of sales	32.6%	31.4%	29.5%	(4.7)%	17.7%
Gross profit	67.4%	68.6%	70.5%	(10.1)%	8.0%
Expenses
Selling, general, and administrative	8.4%	7.9%	8.6%	(3.8)%	2.5%
Research and development	9.1%	4.1%	4.0%	104.9%	13.2%
Total expenses	17.5%	12.0%	12.6%	33.0%	5.9%
Income from operations	49.9%	56.6%	57.9%	(19.2)%	8.4%
Interest income	8.3%	6.5%	5.7%	16.3%	24.9%
Income before taxes	58.2%	63.1%	63.6%	(15.6)%	9.9%
Income tax provision	18.4%	20.3%	21.0%	(17.2)%	7.0%
Net income	39.8%	42.8%	42.6%	(14.8)%	11.3%

     Total revenue for fiscal 2012 decreased 8% to $28,579,220 compared to $31,197,063 for fiscal 2011, and increased 11% in fiscal 2011 compared to $28,147,185 for fiscal 2010. The decrease in total revenue in fiscal 2012 was due to a 34% decrease in contract research and development revenue and a 3% decrease in product sales.

     Product sales decreased 3% for fiscal 2012 to $25,151,822 compared to $26,024,823 in fiscal 2011. Fiscal 2011 product sales increased 15% from $22,665,860 in fiscal 2010. The decrease in product sales for fiscal 2012 was due to decreased purchase volume by existing customers. The increase in fiscal 2011 was due to both the addition of new customers and increased purchases by existing customers. Increased product sales in fiscal 2011 were driven by strong sales into industrial control and factory automation markets.

     Contract research and development revenue decreased 34% for fiscal 2012 compared to fiscal 2011 due to completion of certain contracts and contract activities, and a challenging environment for government contact funding. Contract research and development revenue decreased 6% for fiscal 2011 compared to fiscal 2010 due to completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin decreased to 67% of revenue for fiscal 2012 from 69% for fiscal 2011 due to decreased revenue and increased labor cost. Gross profit margin decreased to 69% of revenue for fiscal 2011 from 70% for fiscal 2010 due to a less favorable product sales mix.

     Total expenses increased 33% for fiscal 2012 compared to fiscal 2011 and 6% for fiscal 2011 compared to fiscal 2010, due to increases in research and development expense for both fiscal years. Research and development expense increased 105% for fiscal 2012 compared to fiscal 2011 and 13% for fiscal 2011 compared to fiscal 2010 due to increased product development activities and decreases in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income increased 16% for fiscal 2012 compared to fiscal 2011, and increased 25% compared to fiscal 2010. The increases for both fiscal years were due to increases in interest-bearing marketable securities.

     The effective income tax rate in fiscal 2012 and fiscal 2011 was 32% of income before taxes compared to 33% in fiscal 2010. The decreased tax rate compared to fiscal 2010 was primarily due to a lower state effective tax rate. Our tax rate can fluctuate from year to year due to a number of factors, including Federal and state tax rates and regulations, the mix between taxable and tax-exempt securities in our marketable securities, and other factors, some of which are outside our control.

     Net income decreased 15% in fiscal 2012 compared to fiscal 2011 primarily due to decreased contract research and development revenue and increased research and development expense. Net income increased 11% in fiscal 2011 compared to fiscal 2010 due to increases in product sales and interest income.

Liquidity and Capital Resources
     Our primary source of working capital for fiscal years 2010 through 2012 was cash provided by operating activities related to product sales and research and development contract revenue. At March 31, 2012 we had $73,541,463 in cash plus short-term and long-term marketable securities compared to $62,179,707 at March 31, 2011. All of our marketable securities were classified as available for sale. The $11,361,756 increase in cash plus marketable securities was primarily due to $12,811,910 in net cash provided by operating activities.

     The $9,581,271 increase in short-term marketable securities in fiscal 2012 was primarily due to marketable securities previously classified as long-term approaching maturity.

     Accounts receivable decreased by $911,399 in fiscal 2012 due to the timing of payments by our customers.

     Purchases of fixed assets were $1,480,237 in fiscal 2012 compared to $732,800 in fiscal 2011 and $305,862 in fiscal 2010. Purchases in all three fiscal years were primarily for capital equipment to increase our production capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs, equipment purchasing opportunities, and production expansion plans.

     For the past three fiscal years, after purchasing fixed assets we invested excess cash provided by operating activities in long-term marketable securities. As of March 31, 2012 our marketable securities had remaining maturities between eight and 237 weeks (see “Note 4 – Marketable Securities” to the Financial Statements, included elsewhere in this Report for additional information). As our marketable securities mature, we currently plan to either use the proceeds to meet future capital needs or reinvest the proceeds in other marketable securities.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1–3 Years	3–5 Years	>5 Years
Operating lease obligations	$2,392,236	$261,530	$533,202	$542,328	$1,055,176
Purchase obligations	496,531	496,531	-	-	-
Total	$2,888,767	$758,061	$533,202	$542,328	$1,055,176

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” to the Financial Statements, included elsewhere in this report, provides additional information about our lease obligations. Purchase obligations as of March 31, 2012 consisted of raw materials purchase commitments and fixed asset purchase obligations. We expect to meet these contractual payment obligations from cash provided by operating activities or proceeds from maturities of marketable securities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. We had approximately $290,856 of fixed asset purchase obligations as of March 31, 2012, for production equipment. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2013.

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

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2012 had remaining maturities between eight and 237 weeks. Marketable securities had a market value of $71,996,927 at March 31, 2012, representing approximately 87% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2012 and 2011, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Revenue
Product sales	$7,176,491	$5,394,758	$5,557,299	$7,023,274
Contract research and development	431,808	763,768	1,041,334	1,190,488
Total revenue	7,608,299	6,158,526	6,598,633	8,213,762
Cost of sales	2,277,115	2,174,878	2,277,926	2,595,592
Gross profit	5,331,184	3,983,648	4,320,707	5,618,170
Expenses
Selling, general, and administrative	637,882	520,044	606,847	615,830
Research and development	774,899	718,688	611,595	494,876
Total expenses	1,412,781	1,238,732	1,218,442	1,110,706
Income from operations	3,918,403	2,744,916	3,102,265	4,507,464
Income before taxes	4,514,008	3,336,610	3,699,628	5,072,993
Net income	$3,097,683	$2,289,091	$2,555,093	$3,439,228
Net income per share – diluted	$0.63	$0.47	$0.52	$0.70
	Unaudited; Quarter Ended
	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
Revenue
Product sales	$6,733,984	$6,686,451	$6,410,512	$6,193,876
Contract research and development	1,449,117	1,277,057	1,398,648	1,047,418
Total revenue	8,183,101	7,963,508	7,809,160	7,241,294
Cost of sales	2,641,170	2,461,798	2,604,926	2,075,804
Gross profit	5,541,931	5,501,710	5,204,234	5,165,490
Expenses
Selling, general, and administrative	573,312	638,223	634,547	628,386
Research and development	286,910	330,681	309,873	341,663
Total expenses	860,222	968,904	944,420	970,049
Income from operations	4,681,709	4,532,806	4,259,814	4,195,441
Income before taxes	5,217,471	5,045,009	4,757,545	4,671,171
Net income	$3,669,919	$3,383,919	$3,206,010	$3,101,097
Net income per share – diluted	$0.75	$0.70	$0.66	$0.64

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2012. Our internal control over financial reporting as of March 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

Changes in Internal Controls
     During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2012 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2012 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Ernst & Young During Fiscal 2012 and 2011” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2012 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits
     A list of exhibits is on the following page.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to the Form 8-K filed December 19, 2007).
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease between the company and Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease between the company and Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Notification from Carlson Real Estate Company, Inc. relating to change in building ownership (incorporated by reference to the Form 8-K filed October 11, 2005).
10.5	Third amendment to lease between the company and Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.6	Letter from Carlson Real Estate relating to transfer of building title (incorporated by reference to the Form 8-K/A filed April 15, 2011).
10.7	Fourth amendment to lease between the company and the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
10.8*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.9*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.10+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2001).
10.11	Amendment dated October 18, 2002 to Agreement between the company and Agilent (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
10.12	Report of completion of the divestiture of Agilent’s Semiconductor Products business (incorporated by reference to the Form 8-K/A filed December 6, 2005).
10.13	Amendment No. 2 to OEM Purchase Agreement between Agilent and the company (incorporated by reference to the Form 8-K/A filed September 11, 2007).
10.14	Amendment No. 3 to Agreement between the company and Agilent (incorporated by reference to the Form 8-K/A filed June 28, 2010).
10.15	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.16+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.17+	Amendment No. 1 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 10, 2007).
10.18+	Amendment No. 2 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed December 18, 2009).
10.19+	Amendment No. 3 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 16, 2010).
10.20	Amendment No. 4 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.21	Supply Agreement by and between the company and Phonak AG (incorporated by reference to the Form 8-K filed May 6, 2009).
10.22+	Amendment to Supply Agreement by and between the company and Phonak (incorporated by reference to the Form 8-K/A filed January 12, 2011).
23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date    May 2, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 2, 2012
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 2, 2012
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2012
/s/James D. Hartman James D. Hartman	Director	May 2, 2012
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 2, 2012
/s/Robert H. Irish Robert H. Irish	Director	May 2, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NVE Corporation

We have audited NVE Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NVE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report of management titled “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on NVE Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, NVE Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NVE Corporation as of March 31, 2012 and 2011, and the related statements of income, shareholders’ equity, and cash flows in each of the three years in the period ended March 31, 2012, and our report dated May 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 2, 2012

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2012 and 2011, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVE Corporation’s internal control over financial reporting as of March 31, 2012, based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 2, 2012

NVE CORPORATION
BALANCE SHEETS

	March 31
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,544,536	$952,209
Marketable securities, short term	17,551,629	7,970,358
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,684,840	3,596,239
Inventories	3,229,376	3,343,857
Prepaid expenses and other assets	1,159,852	1,185,306
Total current assets	26,170,233	17,047,969
Fixed assets
Machinery and equipment	7,488,211	6,178,207
Leasehold improvements	720,882	612,682
	8,209,093	6,790,889
Less accumulated depreciation	5,697,861	5,259,773
Net fixed assets	2,511,232	1,531,116
Marketable securities, long term	54,445,298	53,257,140
Total assets	$83,126,763	$71,836,225

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$663,702	$731,580
Accrued payroll and other	867,331	987,403
Deferred taxes	136,872	146,693
Total current liabilities	1,667,905	1,865,676

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,824,745 issued and outstanding as of March 31, 2012 and 4,776,198 and issued and outstanding as of March 31, 2011	48,247	47,762
Additional paid-in capital	20,974,477	20,894,766
Accumulated other comprehensive income	1,087,456	1,060,438
Retained earnings	59,348,678	47,967,583
Total shareholders’ equity	81,458,858	69,970,549
Total liabilities and shareholders’ equity	$83,126,763	$71,836,225

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2012	2011	2010
Revenue
Product sales	$25,151,822	$26,024,823	$22,665,860
Contract research and development	3,427,398	5,172,240	5,481,325
Total revenue	28,579,220	31,197,063	28,147,185
Cost of sales	9,325,511	9,783,698	8,313,015
Gross profit	19,253,709	21,413,365	19,834,170
Expenses
Selling, general, and administrative	2,380,603	2,474,468	2,414,584
Research and development	2,600,058	1,269,127	1,121,050
Total expenses	4,980,661	3,743,595	3,535,634
Income from operations	14,273,048	17,669,770	16,298,536
Interest income	2,350,191	2,021,426	1,617,880
Income before taxes	16,623,239	19,691,196	17,916,416
Provision for income taxes	5,242,144	6,330,251	5,917,072
Net income	$11,381,095	$13,360,945	$11,999,344
Net income per share – basic	$2.37	$2.83	$2.56
Net income per share – diluted	$2.34	$2.76	$2.47
Weighted average shares outstanding
Basic	4,796,227	4,729,035	4,692,496
Diluted	4,863,471	4,844,266	4,857,044

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at March 31, 2009	4,669,333	$46,693	$19,166,524	$(252,940)	$22,607,294	$41,567,571
Exercise of stock options and warrants	31,250	313	622,110	-	-	622,423
Comprehensive income:
Unrealized gain on marketable securities, net of tax	-	-	-	1,382,666	1,382,666
Net income	-	-	-	-	11,999,344	11,999,344
Total comprehensive income						13,382,010
Stock-based compensation	100,842			100,842
Tax benefit of stock- based compensation			280,448			280,448
Balance at March 31, 2010	4,700,583	47,006	20,169,924	1,129,726	34,606,638	55,953,294
Exercise of stock options and warrants	75,615	756	417,949	-	-	418,705
Comprehensive income:
Unrealized (loss) on marketable securities, net of tax	-	-	-	(69,288)	(69,288)
Net income	-	-	-	-	13,360,945	13,360,945
Total comprehensive income						13,291,657
Stock-based compensation	76,720			76,720
Tax benefit of stock- based compensation			230,173			230,173
Balance at March 31, 2011	4,776,198	47,762	20,894,766	1,060,438	47,967,583	69,970,549
Exercise of stock options and warrants	48,547	485	(449)	-	-	36
Comprehensive income:
Unrealized gain on marketable securities, net of tax	-	-	-	27,018	27,018
Net income	-	-	-	-	11,381,095	11,381,095
Total comprehensive income						11,408,113
Stock-based compensation			80,160			80,160
Balance at March 31, 2012	4,824,745	$48,247	$20,974,477	$1,087,456	$59,348,678	$81,458,858

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$11,381,095	$13,360,945	$11,999,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	500,121	411,547	389,273
Stock-based compensation	80,160	76,720	100,842
Excess tax benefits	-	(230,173)	(280,448)
Deferred income taxes	(12,850)	294,384	271,651
Changes in operating assets and liabilities
Accounts receivable	911,399	625,325	(854,866)
Inventories	114,481	(1,637,430)	541,194
Prepaid expenses and other assets	25,454	(404,012)	(111,987)
Accounts payable and accrued expenses	(187,950)	332,334	491,947
Deferred revenue	-	(20,833)	(83,334)
Net cash provided by operating activities	12,811,910	12,808,807	12,463,616

INVESTING ACTIVITIES
Purchases of fixed assets	(1,480,237)	(732,800)	(305,862)
Purchases of marketable securities	(18,501,362)	(14,742,032)	(13,804,629)
Proceeds from maturities and sales of marketable securities	7,761,980	1,580,068	258,229
Net cash used in investing activities	(12,219,619)	(13,894,764)	(13,852,262)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	36	418,705	622,423
Excess tax benefits	-	230,173	280,448
Net cash provided by financing activities	36	648,878	902,871

Increase (decrease) in cash and cash equivalents	592,327	(437,079)	(485,775)
Cash and cash equivalents at beginning of year	952,209	1,389,288	1,875,063

Cash and cash equivalents at end of year	$1,544,536	$952,209	$1,389,288

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$5,207,565	$6,303,598	$5,587,438

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

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs were required on available-for-sale securities during fiscal 2012, 2011, or 2010.

Concentration of Risk and Financial Instruments
     Financial instruments potentially subject to significant concentrations of credit risk consist principally of cash equivalents, marketable securities, and accounts receivable.

     We have invested our excess cash in corporate-backed and municipal-backed bonds and other money market instruments. Our investment policy prescribes purchases of only high-grade securities, and limits the amount of credit exposure to any one issuer.

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

Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2012, 2011, or 2010.

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

Revenue Recognition
Product Revenue Recognition
     We recognize product revenue on shipment because the terms of our sales are FOB shipping point, meaning that our customers (end users and distributors) take title and assume the risks and rewards of ownership on shipment. Our customers may return defective products for refund or replacement under warranty, and have other very limited rights of return. We maintain reserves based on historical returns.

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $40,185 for fiscal 2012, $39,427 for fiscal 2011, and $34,694 for fiscal 2010.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for fiscal 2012; 1,000 for fiscal 2011; and 5,000 for fiscal 2010 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:

	Year Ended March 31
	2012	2011	2010
Weighted average common shares outstanding – basic	4,796,227	4,729,035	4,692,496
Effect of dilutive securities:
Stock options	60,075	108,121	158,142
Warrants	7,169	7,110	6,406
Shares used in computing net income per share – diluted	4,863,471	4,844,266	4,857,044

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to report other comprehensive income and its components in the statement of shareholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. This ASU is effective for us in the first quarter of fiscal 2013 and retrospective application will be required. This ASU will change our financial statement presentation of comprehensive income, but will not impact net income, financial position, or cash flows.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $71,996,927 at March 31, 2012 and $61,227,498 at March 31, 2011.

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

NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2012, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$71,996,927	$17,551,629	$23,512,896	$30,932,402

     As of March 31, 2012 and 2011 our marketable securities were as follows:
	As of March 31, 2012				As of March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
U.S. agency securities	$-	$-	$-	$-	$83,358	$1,200	$-	$84,558
Corporate bonds	50,513,389	1,481,604	(76,434)	51,918,559	37,884,146	1,231,743	(147,443)	38,968,446
Municipal bonds	19,775,582	334,793	(32,007)	20,078,368	21,582,084	602,457	(10,047)	22,174,494
Total	$70,288,971	$1,816,397	$(108,441)	$71,996,927	$59,549,588	$1,835,400	$(157,490)	$61,227,498

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2012 and 2011:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2012
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	10,387,955	(76,434)	-	-	10,387,955	(76,434)
Municipal bonds	-	-	908,550	(32,007)	908,550	(32,007)
Total	$10,387,955	$(76,434)	$908,550	$(32,007)	$11,296,505	$(108,441)
As of March 31, 2011
U.S. agency securities	$-	$-	$-	$-	$-	$-
Corporate bonds	9,146,952	(147,443)	-	-	9,146,952	(147,443)
Municipal bonds	2,178,225	(10,047)	-	-	2,178,225	(10,047)
Total	$11,325,177	$(157,490)	$-	$-	$11,325,177	$(157,490)

     Gross unrealized losses totaled $108,441 as of March 31, 2012, and were attributable to three corporate bonds and one municipal bond out of a portfolio of 51 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased. All of the bonds we held that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at March 31, 2012.

NOTE 5. INVENTORIES
     Inventories consisted of the following:

	March 31
	2012	2011
Raw materials	$1,285,106	$2,083,730
Work in process	1,658,467	1,109,270
Finished goods	585,803	450,857
	3,529,376	3,643,857
Less inventory reserve	(300,000)	(300,000)
Total inventories	$3,229,376	$3,343,857

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

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2012	2011	2010
Risk-free interest rate	1.0%	1.6%	2.7%
Expected volatility	42%	56%	55%
Expected life (years)	4.1	4.2	4.1
Dividend yield	0%	0%	0%

     The determination of the fair value of the awards on the date of grant using the Black-Scholes model is affected by our stock price as well as assumptions of other variables, including projected stock option exercise behaviors, risk-free interest rate, and expected volatility of our stock price in future periods. Our estimates and assumptions affect the amounts reported in the financial statements and accompanying notes.

Expected life
     We analyze historical exercise and termination data to estimate the expected life assumption. We believe historical data currently represents the best estimate of the expected life of a new option. We examined the historical pattern of option exercises to determine if there was a discernible pattern as to how different classes of optionees exercised their options. Our analysis showed that officers and directors held their stock options for a longer period of time before exercising compared to the rest of our employee population. Therefore we use different expected lives for officers and directors than we use for our general employee population for determining the fair value of options.

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

Expenses related to stock-based compensation
     The following table shows the effect of stock-based compensation on our net income and earnings per share for fiscal 2010 through 2012. Stock-based compensation expenses and costs are included in the same line or lines as cash compensation paid to the same employees. Therefore the effect of stock-based compensation is included in “Selling, general, and administrative expenses” and presented in the line titled “Stock-based compensation” on our Statements of Cash Flows:
	Year Ended March 31
	2012	2011	2010
Effect of stock-based compensation on net income	$(80,160)	$(76,720)	$(100,842)
Effect of stock-based compensation on net income per share:
Basic	$(0.02)	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)	$(0.02)

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $29,122 for fiscal 2012 and $28,233 for fiscal 2011.

General stock option information
     We had no nonvested shares as of March 31, 2012 or 2011.

     The following table summarizes information about options outstanding at March 31, 2012, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 15.08 - 16.33	52,000	$15.53	3.6
29.65 - 31.27	38,000	29.78	2.4
34.71 - 58.27	19,000	46.25	6.8
	109,000	$25.85	3.7

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

     A summary of our stock options and warrants are shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price	Warrants Outstanding	Weighted Average Warrant Exercise Price
At March 31, 2009	174,230	281,750	$17.10	10,000	$16.28
Granted	(4,000)	4,000	$51.04	-	-
Exercised	-	(31,250)	$19.92	-	-
At March 31, 2010	170,230	254,500	$17.28	10,000	$16.28
Granted	(4,000)	4,000	$42.45	-	-
Exercised	-	(83,500)	$9.56	-	-
At March 31, 2011	166,230	175,000	$21.54	10,000	$16.28
Granted	(4,000)	4,000	$58.25	-	-
Exercised	-	(70,000)	$16.93	-	-
At March 31, 2012	162,230	109,000	$25.85	10,000	$16.28

     The remaining weighted-average exercisable life was 3.7 years at March 31, 2012; 4.3 years at March 31, 2011; and 4.0 years at March 31, 2010. All outstanding options were exercisable as of March 31, 2012, 2011, and 2010. The total intrinsic value of options exercised during fiscal 2012 was $2,681,700 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2012, based on our closing stock price for that day, was $2,985,470 all of which were exercisable. The total fair value of option grants was $80,160 in fiscal 2012. There was no unrecognized stock-based compensation at March 31, 2012.

     No warrants were issued in the past three fiscal years. Remaining weighted-average exercisable warrant life was 0.9 years at March 31, 2012; 1.9 years at March 31, 2011; and 2.9 years at March 31, 2010.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2010 through 2012 consisted of the following:
	Year Ended March 31
	2012	2011	2010
Current taxes
Federal	$4,847,082	$5,761,632	$5,375,724
State	407,913	504,408	550,146
Deferred taxes
Federal	(17,233)	56,996	(6,109)
State	4,382	7,215	(2,689)
Income tax provision	$5,242,144	$6,330,251	$5,917,072

     A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2010 through 2012 is as follows:

	Year Ended March 31
	2012	2011	2010
Tax expense at U.S. statutory rate	$5,700,630	$6,809,003	$6,091,581
State income taxes, net of Federal benefit	252,881	345,213	369,754
Domestic manufacturing deduction	(467,053)	(549,123)	(309,222)
Municipal interest	(235,470)	(239,636)	(225,695)
Other	(8,844)	(35,206)	(9,346)
Income tax provision	$5,242,144	$6,330,251	$5,917,072

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2012 and 2011 were as follows:

	March 31
	2012	2011
Vacation accrual	$126,453	$135,724
Inventory reserve	108,990	110,400
Depreciation	9,245	36,053
Stock-based compensation deductions	145,418	117,800
Unrealized gain on marketable securities	(620,500)	(617,471)
Other	93,522	70,801
Net deferred tax liabilities	$(136,872)	$(146,693)

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $230,173 in fiscal 2011, and $280,448 in fiscal 2010 were attributed to stock-based compensation deductions. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years.

     The amounts credited to “Additional paid-in capital” were the tax benefits of the deductions to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes. “Tax benefit of stock-based compensation” represented the tax benefits of deductions for stock-based compensation to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes. Cash we received from the exercise of stock options related to excess tax benefits is included in “Net proceeds from sale of common stock” in the statement of cash flows for the year in which the option was exercised and cash received.

     We had $149,284 of Federal net operating losses and $155,681 of state net operating losses at March 31, 2012, compared to $203,384 of Federal net operating losses and $166,729 of state net operating losses at March 31, 2011. These net operating losses expire in fiscal 2020 and are subject to limitation including limitation under the Internal Revenue Code.

     We had no unrecognized tax benefits as of March 31, 2012, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2012 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8. SEGMENT INFORMATION
     We operate in one reportable segment. We manufacture and sell spintronic products, and conduct contract research and development activities.

     The following table summarizes customers comprising 10% or more of revenue for fiscal 2012, 2011, and 2010:

	% of Revenue for Year Ended March 31
	2012	2011	2010
Customer A	16%	14%	15%
Customer B	14%	11%	16%
Customer C	*	11%	11%

*Less than 10%

     Revenue by geographic region was as follows:

	Year Ended March 31
	2012	2011	2010
United States	$13,334,563	$14,169,952	$14,283,819
Europe	10,798,146	12,009,294	9,334,742
Asia	4,130,930	4,576,270	4,133,251
Other	315,581	441,547	395,373
Total Revenue	$28,579,220	$31,197,063	$28,147,185

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $253,740 for fiscal 2012, $245,220 for fiscal 2011, and $237,317 for fiscal 2010. The operating lease for our facility expires December 31, 2020. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring July 2014 with payments due quarterly. Our future minimum lease payments are shown in the following table:

Year Ending March 31
2013	2014	2015	2016	2017	2018	2019	2020	2021	Total
$261,530	$265,215	$267,988	$270,656	$271,671	$275,730	279,842	$284,115	$215,489	$2,392,236

NOTE 10. STOCK REPURCHASE PLAN
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock. We have an outstanding authorization from our Board to purchase up to $2,500,000 of our common stock, all of which remained available as of March 31, 2012.

 NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $109,126 for fiscal 2012, $110,268 for fiscal 2011, and $103,038 for fiscal 2010.

EXHIBIT INDEX

Exhibit #	Description

23	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document