Form 10-Q
period 2012-06-30
NVE CORP /NEW/
filed 2012-07-18
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2012

or
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
Common Stock, $0.01 Par Value – 4,824,745 shares outstanding as of July 13, 2012

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2012 and 2011

          Statements of Comprehensive Income

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS
	(Unaudited) June 30, 2012	March 31, 2012*
ASSETS
Current assets
Cash and cash equivalents	$1,493,518	$1,544,536
Marketable securities, short term	18,903,884	17,551,629
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,947,096	2,684,840
Inventories	3,547,096	3,229,376
Prepaid expenses and other assets	1,199,691	1,159,852
Total current assets	28,091,285	26,170,233
Fixed assets
Machinery and equipment	7,876,694	7,488,211
Leasehold improvements	777,585	720,882
	8,654,279	8,209,093
Less accumulated depreciation	5,837,132	5,697,861
Net fixed assets	2,817,147	2,511,232
Marketable securities, long term	56,664,385	54,445,298
Total assets	$87,572,817	$83,126,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$603,056	$663,702
Accrued payroll and other	730,440	867,331
Income taxes payable	1,397,138	-
Deferred taxes	91,295	136,872
Total current liabilities	2,821,929	1,667,905

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,824,745 issued and outstanding as of June 30 and March 31, 2012	48,247	48,247
Additional paid-in capital	20,974,477	20,974,477
Accumulated other comprehensive income	1,001,828	1,087,456
Retained earnings	62,726,336	59,348,678
Total shareholders’ equity	84,750,888	81,458,858
Total liabilities and shareholders’ equity	$87,572,817	$83,126,763

*The March 31, 2012 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2012	2011
Revenue
Product sales	$7,030,745	$7,023,274
Contract research and development	432,160	1,190,488
Total revenue	7,462,905	8,213,762
Cost of sales	1,802,353	2,595,592
Gross profit	5,660,552	5,618,170
Expenses
Selling, general, and administrative	536,110	615,830
Research and development	688,026	494,876
Total expenses	1,224,136	1,110,706
Income from operations	4,436,416	4,507,464
Interest income	562,618	565,529
Income before taxes	4,999,034	5,072,993
Provision for income taxes	1,621,376	1,633,765
Net income	$3,377,658	$3,439,228
Net income per share – basic	$0.70	$0.72
Net income per share – diluted	$0.69	$0.70
Weighted average shares outstanding
Basic	4,824,745	4,776,198
Diluted	4,886,873	4,893,915

STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30
	2012	2011
Net income	$3,377,658	$3,439,228
Unrealized (loss) gain from marketable securities, net of tax	(85,628)	101,290
Comprehensive income	$3,292,030	$3,540,518

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2012		2011
OPERATING ACTIVITIES
Net income	$3,377,658	$3,439,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,271	113,537
Deferred income taxes	3,282	(6,948)
Changes in operating assets and liabilities:
Accounts receivable	(262,256)	193,257
Inventories	(317,720)	(24,871)
Prepaid expenses and other assets	(39,839)	147,642
Accounts payable and accrued expenses	1,199,601	1,213,150
Net cash provided by operating activities	4,099,997	5,074,995

INVESTING ACTIVITIES
Purchases of fixed assets	(445,186)	(199,371)
Purchases of marketable securities	(6,195,829)	(5,011,799)
Proceeds from maturities and sales of marketable securities	2,490,000	861,397
Net cash used in investing activities	(4,151,015)	(4,349,773)

FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

(Decrease) increase in cash and cash equivalents	(51,018)	725,222
Cash and cash equivalents at beginning of period	1,544,536	952,209

Cash and cash equivalents at end of period	$1,493,518	$1,677,431

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the quarter for income taxes	$-	$(2,435)

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The results of operations for the quarter ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2013.

 NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU amends guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We adopted ASU 2011-05 in the first quarter of fiscal 2013. This ASU changes our financial statement presentation of comprehensive income, but does not impact net income, financial position, or cash flows.

 NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for the quarters ended June 30, 2012 and 2011 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended June 30
	2012	2011
Weighted average common shares outstanding – basic	4,824,745	4,776,198
Effect of dilutive securities:
Stock options	55,268	110,502
Warrants	6,860	7,215
Shares used in computing net income per share – diluted	4,886,873	4,893,915

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of June 30, 2012, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$75,568,269	$18,903,884	$21,835,729	$34,828,656

     As of June 30 and March 31, 2012, our marketable securities were as follows:

	As of June 30, 2012				As of March 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$56,809,785	$1,368,667	$(43,670)	$58,134,782	$50,513,389	$1,481,604	$(76,434)	$51,918,559
Municipal bonds	17,185,016	249,168	(697)	17,433,487	19,775,582	334,793	(32,007)	20,078,368
Total	$73,994,801	$1,617,835	$(44,367)	$75,568,269	$70,288,971	$1,816,397	$(108,441)	$71,996,927

     The decrease in fair market value of municipal bonds as of June 30, 2012 compared to March 31, 2012 was primarily due to the maturation of three municipal bonds. The increase in fair market value of corporate bonds was primarily due to purchases of corporate bonds during the quarter ended June 30, 2012.

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2012
Corporate bonds	$11,144,803	$(43,670)	$-	$
-
					$11,144,803	$(43,670)
Municipal bonds	463,725	(697)	-	-	463,725	(697)
Total	$11,608,528	$(44,367)	$-	$-	$11,608,528	$(44,367)
As of March 31, 2012
Corporate bonds	$10,387,955	$(76,434)	-	-	$10,387,955	$(76,434)
Municipal bonds	-	-	908,550	(32,007)	908,550	(32,007)
Total	$10,387,955	$(76,434)	$908,550	$(32,007)	$11,296,505	$(108,441)

     Gross unrealized losses totaled $44,367 as of June 30, 2012, and were attributable to three corporate bonds and one municipal bond out of a portfolio of 50 bonds. Corporate bonds accounted for $43,670 of the total gross unrealized losses. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased, and none had been in a continuous unrealized loss position for 12 months or greater. The credit ratings of most of our corporate bonds were downgraded during the quarter ended June 30, 2012. Many of these downgrades were due to downgrades by Moody’s of the credit ratings of firms with global capital markets operations. Factors cited by Moody’s for those downgrades included exposure to the volatility and risk of outsized losses inherent to capital markets activities.

     All of the bonds we held as of June 30, 2012 that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at June 30, 2012.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	June 30 2012	March 31 2012
Raw materials	$1,538,183	$1,285,106
Work in process	1,564,632	1,658,467
Finished goods	729,281	585,803
	3,832,096	3,529,376
Less inventory reserve	(285,000)	(300,000)
Total inventories	$3,547,096	$3,229,376

 NOTE 7. STOCK-BASED COMPENSATION
      There was no stock-based compensation expense for the first quarters of fiscal 2013 or 2012.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2012, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2012 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $75,568,269 at June 30, 2012 and $71,996,927 at March 31, 2012.

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

 NOTE 10. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended June 30, 2012.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2012, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2012. At June 30, 2012 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended June 30, 2012 compared to quarter ended June 30, 2011
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2012	2011
Revenue
Product sales	94.2%	85.5%	0.1%
Contract research and development	5.8%	14.5%	(63.7)%
Total revenue	100.0%	100.0%	(9.1)%
Cost of sales	24.2%	31.6%	(30.6)%
Gross profit	75.8%	68.4%	0.8%
Expenses
Selling, general, and administrative	7.2%	7.5%	(12.9)%
Research and development	9.2%	6.0%	39.0%
Total expenses	16.4%	13.5%	10.2%
Income from operations	59.4%	54.9%	(1.6)%
Interest and other income	7.5%	6.9%	(0.5)%
Income before taxes	66.9%	61.8%	(1.5)%
Provision for income taxes	21.7%	19.9%	(0.8)%
Net income	45.2%	41.9%	(1.8)%

     Total revenue for the quarter ended ended June 30, 2012 (the first quarter of fiscal 2013) decreased 9% to $7,462,905 compared to $8,213,762 for the quarter ended ended June 30, 2011 (the first quarter of fiscal 2012). The decrease was due to a 64% decrease in contract research and development revenue.

     The decrease in research and development revenue was due to the completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 76% of revenue for the first quarter of fiscal 2013 compared to 68% for the first quarter of fiscal 2012, due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing.

     Total expenses increased 10% for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to a 39% increase in research and development expense, partially offset by a 13% decrease in selling, general, and administrative expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities. The decrease in selling, general, and administrative expense was primarily due to a decrease in legal expenses. The decrease in selling, general, and administrative expense may not be representative of future trends. Selling, general, and administrative expense can fluctuate significantly depending on a number of factors including revenue, profitability, and legal expenses.

     The provision for income taxes was $1,621,376 for the first quarter of fiscal 2013 compared to $1,633,765 for the first quarter of fiscal 2012. The effective tax rate was 32% of income before taxes for the first quarters of fiscal 2013 and 2012.

     The 2% decrease in net income in the first quarter of fiscal 2013 compared to the prior-year quarter was primarily due to decreased contract research and development revenue and increased research and development expense, partially offset by increased gross margin and decreased selling, general, and administrative expense.

Liquidity and capital resources
     At June 30, 2012 we had $77,061,787 in cash plus short-term and long-term marketable securities compared to $73,541,463 at March 31, 2012. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first quarter of fiscal 2013 was primarily due to $4,099,997 in net cash provided by operating activities, offset by purchases of fixed assets of $445,186, primarily for production equipment.

     Income taxes payable increased $1,397,138 because we had no estimated income tax payments due in the quarter ended June 30, 2012.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of June 30, 2012 had remaining maturities between one day and 245 weeks. Our short-term and long-term marketable securities had a fair market value of $75,568,269 at June 30, 2012, representing approximately 86% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

 Item 1. Legal Proceedings.
     As reported in previous SEC filings, including our Annual Report on Form 10-K for the year ended March 31, 2012, on January 3, 2012 we filed a patent infringement lawsuit against Everspin Technologies, Inc. in the U.S. District Court for the Minnesota District. The lawsuit is based on Everspin’s sale of magnetoresistive random access memory, commonly known as MRAM. The lawsuit seeks an injunction for Everspin to cease using NVE’s patented technology and provide compensation for Everspin’s past infringement. On May 24, 2012, Everspin filed an answer denying our allegations and filed counterclaims.

     On February 24, 2012, Everspin filed a patent infringement lawsuit against us in the same court alleging certain NVE products infringe on two patents purported to be owned by Everspin. The lawsuit seeks an injunction and compensation. On May 24, 2012, we filed an answer denying Everspin’s allegations and filed counterclaims.

     On May 16, 2012, the United States Patent and Trademark Office granted a request by Everspin for an inter partes reexamination of U.S. patent 6,349,053, which is assigned to us and one of the patents under suit against Everspin.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, except the risk factor titled “We could incur losses on our marketable securities” is replaced in its entirety by the following:

We could incur losses on our marketable securities.
     At June 30, 2012, we held $75,568,269 in short-term and long-term marketable securities, representing approximately 86% of our total assets. During the past two fiscal years a number of the securities we hold were downgraded by Moody’s or Standard and Poor’s, indicating a possible increase in default risk. Additionally, in the quarter ended June 30, 2012, Moody’s downgraded the credit ratings of bonds backed by many firms with global capital markets operations, affecting a number of the securities we hold. Criteria cited for those downgrades included exposure to the volatility and risk of outsized losses inherent to capital markets activities. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk. Downgrades of any of our marketable securities are possible at any time for reasons beyond our control. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows.

     This risk factor is being updated because in the past quarter a number of the securities we hold were downgraded.

Item 4. Mine Safety Disclosures.
     Not applicable.

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
NVE CORPORATION
(Registrant)

July 18, 2012	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 18, 2012	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer