Form 10-Q
period 2012-09-30
NVE CORP /NEW/
filed 2012-10-17
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2012

or
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
Common Stock, $0.01 Par Value – 4,826,745 shares outstanding as of October 12, 2012

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2012 and 2011

          Statements of Comprehensive Income for the Quarters Ended September 30, 2012 and 2011

          Statements of Income for the Six Months Ended September 30, 2012 and 2011

          Statements of Comprehensive Income for the Six Months Ended September 30, 2012 and 2011

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Sept. 30, 2012	March 31, 2012*
ASSETS
Current assets
Cash and cash equivalents	$1,934,562	$1,544,536
Marketable securities, short term	15,907,264	17,551,629
Accounts receivable, net of allowance for uncollectible accounts of $15,000	1,961,682	2,684,840
Inventories	3,522,488	3,229,376
Prepaid expenses and other assets	1,287,755	1,159,852
Total current assets	24,613,751	26,170,233
Fixed assets
Machinery and equipment	8,211,475	7,488,211
Leasehold improvements	1,016,887	720,882
	9,228,362	8,209,093
Less accumulated depreciation	5,989,392	5,697,861
Net fixed assets	3,238,970	2,511,232
Marketable securities, long term	62,020,033	54,445,298
Total assets	$89,872,754	$83,126,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$657,070	$663,702
Accrued payroll and other	813,407	867,331
Deferred taxes	452,328	136,872
Total current liabilities	1,922,805	1,667,905

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,826,745 issued and outstanding as of September 30, 2012 and 4,824,745 issued and outstanding as of March 31, 2012	48,267	48,247
Additional paid-in capital	21,112,980	20,974,477
Accumulated other comprehensive income	1,619,483	1,087,456
Retained earnings	65,169,219	59,348,678
Total shareholders’ equity	87,949,949	81,458,858
Total liabilities and shareholders’ equity	$89,872,754	$83,126,763

*The March 31, 2012 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2012	2011
Revenue
Product sales	$5,231,332	$5,557,299
Contract research and development	591,464	1,041,334
Total revenue	5,822,796	6,598,633
Cost of sales	1,606,913	2,277,926
Gross profit	4,215,883	4,320,707
Expenses
Selling, general, and administrative	607,694	606,847
Research and development	612,258	611,595
Total expenses	1,219,952	1,218,442
Income from operations	2,995,931	3,102,265
Interest income	621,950	597,363
Income before taxes	3,617,881	3,699,628
Provision for income taxes	1,174,998	1,144,535
Net income	$2,442,883	$2,555,093
Net income per share – basic	$0.51	$0.53
Net income per share – diluted	$0.50	$0.52
Weighted average shares outstanding
Basic	4,825,441	4,776,198
Diluted	4,884,656	4,896,525

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Sept. 30
	2012	2011
Net income	$2,442,883	$2,555,093
Unrealized gain (loss) from marketable securities, net of tax	617,655	(526,232)
Comprehensive income	$3,060,538	$2,028,861

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2012	2011
Revenue
Product sales	$12,262,077	$12,580,573
Contract research and development	1,023,624	2,231,822
Total revenue	13,285,701	14,812,395
Cost of sales	3,409,266	4,873,518
Gross profit	9,876,435	9,938,877
Expenses
Selling, general, and administrative	1,143,804	1,222,677
Research and development	1,300,284	1,106,471
Total expenses	2,444,088	2,329,148
Income from operations	7,432,347	7,609,729
Interest income	1,184,568	1,162,892
Income before taxes	8,616,915	8,772,621
Provision for income taxes	2,796,374	2,778,300
Net income	$5,820,541	$5,994,321
Net income per share – basic	$1.21	$1.26
Net income per share – diluted	$1.19	$1.22
Weighted average shares outstanding
Basic	4,825,095	4,776,198
Diluted	4,882,524	4,896,525

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2012	2011
Net income	$5,820,541	$5,994,321
Unrealized gain (loss) from marketable securities, net of tax	532,027	(424,942)
Comprehensive income	$6,352,568	$5,569,379

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2012		2011
OPERATING ACTIVITIES
Net income	$5,820,541	$5,994,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	291,531	235,282
Stock-based compensation	66,720	80,160
Excess tax benefits	(2,383)	-
Deferred income taxes	14,265	(18,861)
Changes in operating assets and liabilities:
Accounts receivable	723,158	624,700
Inventories	(293,112)	(38,171)
Prepaid expenses and other assets	(127,903)	(169,689)
Accounts payable and accrued expenses	(60,556)	(324,240)
Net cash provided by operating activities	6,432,261	6,383,502

INVESTING ACTIVITIES
Purchases of fixed assets	(1,019,269)	(294,234)
Purchases of marketable securities	(11,979,769)	(9,504,221)
Proceeds from maturities and sales of marketable securities	6,885,000	3,786,980
Net cash used in investing activities	(6,114,038)	(6,011,475)

FINANCING ACTIVITIES
Net proceeds from sale of stock	69,420	-
Excess tax benefits	2,383	-
Net cash provided by financing activities	71,803	-

Increase in cash and cash equivalents	390,026	372,027
Cash and cash equivalents at beginning of period	1,544,536	952,209

Cash and cash equivalents at end of period	$1,934,562	$1,324,236

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,920,000	$2,947,565

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The results of operations for the quarter or six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2013.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     We have adopted all applicable recently issued accounting pronouncements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). The following table reflects the components of common shares outstanding:
	Quarter Ended Sept. 30
	2012	2011
Weighted average common shares outstanding – basic	4,825,441	4,776,198
Effect of dilutive securities:
Stock options	57,363	113,011
Warrants	1,852	7,316
Shares used in computing net income per share – diluted	4,884,656	4,896,525

	Six Months Ended Sept. 30
	2012	2011
Weighted average common shares outstanding – basic	4,825,095	4,776,198
Effect of dilutive securities:
Stock options	55,646	113,011
Warrants	1,783	7,316
Shares used in computing net income per share – diluted	4,882,524	4,896,525

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of September 30, 2012, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$77,927,297	$15,907,264	$24,526,863	$37,493,170

     As of September 30 and March 31, 2012, our marketable securities were as follows:

	As of September 30, 2012				As of March 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$62,643,029	$2,378,930	$-	$65,021,959	$50,513,389	$1,481,604	$(76,434)	$51,918,559
Municipal bonds	12,740,711	167,712	(3,085)	12,905,338	19,775,582	334,793	(32,007)	20,078,368
Total	$75,383,740	$2,546,642	$(3,085)	$77,927,297	$70,288,971	$1,816,397	$(108,441)	$71,996,927

     The decrease in fair market value of municipal bonds as of September 30, 2012 compared to March 31, 2012 was primarily due to the maturation of eight municipal bonds. The increase in fair market value of corporate bonds was primarily due to purchases of corporate bonds during the quarter ended September 30, 2012.

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2012
Corporate bonds	$-	$-	$-	$-	$-	$-
Municipal bonds	521,337	(3,085)	-	-	521,337	(3,085)
Total	$521,337	$(3,085)	$-	$-	$521,337	$(3,085)
As of March 31, 2012
Corporate bonds	$10,387,955	$(76,434)	-	-	$10,387,955	$(76,434)
Municipal bonds	-	-	908,550	(32,007)	908,550	(32,007)
Total	$10,387,955	$(76,434)	$908,550	$(32,007)	$11,296,505	$(108,441)

     Gross unrealized losses totaled $3,085 as of September 30, 2012, and were attributed to two bonds out of a portfolio of 46 bonds. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider the securities to be other-than-temporarily impaired at September 30, 2012.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	September 30 2012	March 31 2012
Raw materials	$1,435,977	$1,285,106
Work in process	1,582,155	1,658,467
Finished goods	789,356	585,803
	3,807,488	3,529,376
Less inventory reserve	(285,000)	(300,000)
Total inventories	$3,522,488	$3,229,376

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $66,720 for the second quarter and first six months of fiscal 2013, and $80,160 for the second quarter and first six months of fiscal 2012. Stock-based compensation expenses for the quarters and six months ended September 30, 2012 and 2011 were non-cash, and due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2012, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2012 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $77,927,297 at September 30, 2012 and $71,996,927 at March 31, 2012.

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

NOTE 10. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended September 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks associated with competition, progress in research and development activities by us and others, variations in costs that are beyond our control, decreased sales, failure of suppliers to meet our requirements, loss of supply from any of our packaging vendors, failure to obtain new customers, inability to meet customer technical requirements, litigation risks, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

     More information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2012, as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2012. At September 30, 2012 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended September 30, 2012 compared to quarter ended September 30, 2011
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2012	2011
Revenue
Product sales	89.8%	84.2%	(5.9)%
Contract research and development	10.2%	15.8%	(43.2)%
Total revenue	100.0%	100.0%	(11.8)%
Cost of sales	27.6%	34.5%	(29.5)%
Gross profit	72.4%	65.5%	(2.4)%
Expenses
Selling, general, and administrative	10.4%	9.2%	0.1%
Research and development	10.5%	9.3%	0.1%
Total expenses	20.9%	18.5%	0.1%
Income from operations	51.5%	47.0%	(3.4)%
Interest and other income	10.7%	9.1%	4.1%
Income before taxes	62.2%	56.1%	(2.2)%
Provision for income taxes	20.2%	17.4%	2.7%
Net income	42.0%	38.7%	(4.4)%

     Total revenue for the quarter ended ended September 30, 2012 (the second quarter of fiscal 2013) decreased 12% to $5,822,796 compared to $6,598,633 for the quarter ended September 30, 2011 (the second quarter of fiscal 2012). The decrease was due to a 43% decrease in contract research and development revenue and a 6% decrease in product sales.

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

     Gross profit margin increased to 72% of revenue for the second quarter of fiscal 2013 compared to 65% for the second quarter of fiscal 2012, due to a more favorable revenue mix and more efficient product manufacturing.

     Selling, general, and administrative expense may not be representative of future quarters. Selling, general, and administrative expense can fluctuate significantly depending on a number of factors including legal expenses.

     Interest income increased 4% for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. The increase was due to an increase in interest-bearing marketable securities.

     The provision for income taxes was $1,174,998 for the second quarter of fiscal 2013 compared to $1,144,535 for the second quarter of fiscal 2012. The effective tax rate was 32% of income before taxes for the second quarter of fiscal 2013 compared to 31% for the second quarter of fiscal 2012. The increase in effective tax rate was due to higher State and Federal effective tax rates. Our effective tax rates can fluctuate due to a number of factors, some of which are outside our control.

     The 4% decrease in net income in the second quarter of fiscal 2013 compared to the prior-year quarter was primarily due to decreased contract research and development revenue, decreased product sales, and an increased effective tax rate, partially offset by increased gross profit margin.

Six months ended September 30, 2012 compared to six months ended September 30, 2011
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2012	2011
Revenue
Product sales	92.3%	84.9%	(2.5)%
Contract research and development	7.7%	15.1%	(54.1)%
Total revenue	100.0%	100.0%	(10.3)%
Cost of sales	25.7%	32.9%	(30.0)%
Gross profit	74.3%	67.1%	(0.6)%
Expenses
Selling, general, and administrative	8.6%	8.2%	(6.5)%
Research and development	9.8%	7.5%	17.5%
Total expenses	18.4%	15.7%	4.9%
Income from operations	55.9%	51.4%	(2.3)%
Interest and other income	8.9%	7.8%	1.9%
Income before taxes	64.8%	59.2%	(1.8)%
Provision for income taxes	21.0%	18.7%	0.7%
Net income	43.8%	40.5%	(2.9)%

     Total revenue for the six months ended September 30, 2012 decreased 10% to $13,285,701 compared to $14,812,395 for the six months ended September 30, 2011. The decrease was primarily due to a 54% decrease in contract research and development revenue.

     The decrease in research and development revenue was due to the completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 74% of revenue for the first six months of fiscal 2013 compared to 67% for the first six months of fiscal 2012, due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing.

     Total expenses increased 5% for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 due to an 18% increase in research and development expense, partially offset by a 6% decrease in selling, general, and administrative expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities.

     Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Selling, general, and administrative expense may not be representative of future quarters or the full fiscal year ending March 31, 2013. Selling, general, and administrative expense can fluctuate significantly depending on a number of factors including revenue, profitability, and legal expenses.

     Interest income increased 2% for the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The increase was due to an increase in interest-bearing marketable securities.

    The provision for income taxes was $2,796,374 for the first six months of fiscal 2013 compared to $2,778,300 for the first six months of fiscal 2012. The effective tax rate was 32% of income before taxes for the first six months of fiscal 2013 and 2012. Our effective tax rates can fluctuate due to a number of factors, some of which are outside our control.

     The 3% decrease in net income in the first six months of fiscal 2013 compared to the prior-year period was primarily due to decreased contract research and development revenue, decreased product sales, and increased research and development expense, partially offset by increased gross profit margin.

Liquidity and capital resources
     At September 30, 2012 we had $79,861,859 in cash plus short-term and long-term marketable securities compared to $73,541,463 at March 31, 2012. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first six months of fiscal 2013 was primarily due to $6,432,261 in net cash provided by operating activities and a $835,601 net increase in the market value of our marketable securities, partially offset by purchases of fixed assets of $1,019,269, primarily for production equipment and leasehold improvements.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of September 30, 2012 had remaining maturities between one day and 254 weeks. Our short-term and long-term marketable securities had a fair market value of $77,927,297 at September 30, 2012, representing approximately 87% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     As reported in previous SEC filings, on January 3, 2012 we filed a patent infringement lawsuit against Everspin Technologies, Inc. in the U.S. District Court for the Minnesota District. The lawsuit is based on Everspin’s sale of magnetoresistive random access memory, commonly known as MRAM. The lawsuit seeks an injunction for Everspin to cease using NVE’s patented technology and provide compensation for Everspin’s past infringement. On May 24, 2012, Everspin filed an answer denying our allegations and filed counterclaims. Our responses to interrogatories indicated that for the purposes of this litigation, two of the patents in suit against Everspin, U.S. patents 6,275,411 and 6,349,053, will expire July 24, 2013, and the third patent in suit, U.S. patent 6,538,921, will expire August 14, 2021.

     The United States Patent and Trademark Office granted requests by Everspin for inter partes reexaminations of U.S. patent 6,349,053 on May 16, 2012, and of U.S. patent 6,538,921 on September 19, 2012. Both patents are assigned to us and are patents in suit.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as updated in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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
NVE CORPORATION
(Registrant)

October 17, 2012	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 17, 2012	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer