Form 10-Q
period 2012-12-31
NVE CORP /NEW/
filed 2013-01-23
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2012

or
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
Common Stock, $0.01 Par Value – 4,860,436 shares outstanding as of January 18, 2013

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2012 and 2011

          Statements of Comprehensive Income for the Quarters Ended December 31, 2012 and 2011

          Statements of Income for the Nine Months Ended December 31, 2012 and 2011

          Statements of Comprehensive Income for the Nine Months Ended December 31, 2012 and 2011

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Dec. 31, 2012	March 31, 2012*
ASSETS
Current assets
Cash and cash equivalents	$843,023	$1,544,536
Marketable securities, short term	15,610,697	17,551,629
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,621,780	2,684,840
Inventories	3,755,523	3,229,376
Prepaid expenses and other assets	1,333,019	1,159,852
Total current assets	24,164,042	26,170,233
Fixed assets
Machinery and equipment	8,343,525	7,488,211
Leasehold improvements	1,416,971	720,882
	9,760,496	8,209,093
Less accumulated depreciation	6,100,071	5,697,861
Net fixed assets	3,660,425	2,511,232
Marketable securities, long term	64,774,808	54,445,298
Total assets	$92,599,275	$83,126,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$558,935	$663,702
Accrued payroll and other	760,955	867,331
Deferred taxes	452,560	136,872
Total current liabilities	1,772,450	1,667,905

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,860,436 issued and outstanding as of December 31, 2012 and 4,824,745 issued and outstanding as of March 31, 2012	48,604	48,247
Additional paid-in capital	21,112,651	20,974,477
Accumulated other comprehensive income	1,597,009	1,087,456
Retained earnings	68,068,561	59,348,678
Total shareholders’ equity	90,826,825	81,458,858
Total liabilities and shareholders’ equity	$92,599,275	$83,126,763

*The March 31, 2012 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2012	2011
Revenue
Product sales	$5,762,925	$5,394,758
Contract research and development	762,296	763,768
Total revenue	6,525,221	6,158,526
Cost of sales	1,738,618	2,174,878
Gross profit	4,786,603	3,983,648
Expenses
Selling, general, and administrative	570,741	520,044
Research and development	501,325	718,688
Total expenses	1,072,066	1,238,732
Income from operations	3,714,537	2,744,916
Interest income	600,395	591,694
Income before taxes	4,314,932	3,336,610
Provision for income taxes	1,415,590	1,047,519
Net income	$2,899,342	$2,289,091
Net income per share – basic	$0.60	$0.48
Net income per share – diluted	$0.60	$0.47
Weighted average shares outstanding
Basic	4,847,619	4,807,859
Diluted	4,872,019	4,873,429

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Dec. 31
	2012	2011
Net income	$2,899,342	$2,289,091
Unrealized loss from marketable securities, net of tax	(22,474)	(239,596)
Comprehensive income	$2,876,868	$2,049,495

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2012	2011
Revenue
Product sales	$18,025,002	$17,975,331
Contract research and development	1,785,920	2,995,590
Total revenue	19,810,922	20,970,921
Cost of sales	5,147,884	7,048,396
Gross profit	14,663,038	13,922,525
Expenses
Selling, general, and administrative	1,714,545	1,742,721
Research and development	1,801,609	1,825,159
Total expenses	3,516,154	3,567,880
Income from operations	11,146,884	10,354,645
Interest income	1,784,963	1,754,586
Income before taxes	12,931,847	12,109,231
Provision for income taxes	4,211,964	3,825,819
Net income	$8,719,883	$8,283,412
Net income per share – basic	$1.80	$1.73
Net income per share – diluted	$1.80	$1.71
Weighted average shares outstanding
Basic	4,832,630	4,786,790
Diluted	4,856,851	4,852,360

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2012	2011
Net income	$8,719,883	$8,283,412
Unrealized gain (loss) from marketable securities, net of tax	509,553	(664,538)
Comprehensive income	$9,229,436	$7,618,874

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended Dec. 31
2012		2011
OPERATING ACTIVITIES
Net income	$8,719,883	$8,283,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	457,937	361,211
Stock-based compensation	66,720	80,160
Excess tax benefits	(2,383)	-
Deferred income taxes	27,320	(37,266)
Changes in operating assets and liabilities:
Accounts receivable	63,060	140,197
Inventories	(526,147)	26,018
Prepaid expenses and other assets	(173,167)	14,268
Accounts payable and accrued expenses	(211,143)	(317,091)
Net cash provided by operating activities	8,422,080	8,550,909

INVESTING ACTIVITIES
Purchases of fixed assets	(1,607,130)	(762,007)
Purchases of marketable securities	(17,438,274)	(14,039,795)
Proceeds from maturities and sales of marketable securities	9,850,000	5,736,980
Net cash used in investing activities	(9,195,404)	(9,064,822)

FINANCING ACTIVITIES
Net proceeds from sale of stock	69,428	36
Excess tax benefits	2,383	-
Net cash provided by financing activities	71,811	36

Decrease in cash and cash equivalents	(701,513)	(513,877)
Cash and cash equivalents at beginning of period	1,544,536	952,209

Cash and cash equivalents at end of period	$843,023	$438,332

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,220,000	$3,697,565

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The results of operations for the quarter or nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2013.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     We have adopted all applicable recently issued accounting pronouncements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for the quarter and nine months ended December 31, 2012, and 5,000 for the quarter and nine months ended December 31, 2011 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended Dec. 31
	2012	2011
Weighted average common shares outstanding – basic	4,847,619	4,807,859
Effect of dilutive securities:
Stock options	22,594	58,502
Warrants	1,806	7,068
Shares used in computing net income per share – diluted	4,872,019	4,873,429

	Nine Months Ended Dec. 31
	2012	2011
Weighted average common shares outstanding – basic	4,832,630	4,786,790
Effect of dilutive securities:
Stock options	22,430	58,502
Warrants	1,791	7,068
Shares used in computing net income per share – diluted	4,856,851	4,852,360

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of December 31, 2012, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$80,385,505	$15,610,697	$23,326,684	$41,448,124

     As of December 31 and March 31, 2012, our marketable securities were as follows:

	As of December 31, 2012				As of March 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$68,138,943	$2,424,000	$(20,869)	$70,542,074	$50,513,389	$1,481,604	$(76,434)	$51,918,559
Municipal bonds	9,738,302	111,426	(6,297)	9,843,431	19,775,582	334,793	(32,007)	20,078,368
Total	$77,877,245	$2,535,426	$(27,166)	$80,385,505	$70,288,971	$1,816,397	$(108,441)	$71,996,927

     The decrease in fair market value of municipal bonds as of December 31, 2012 compared to March 31, 2012 was primarily due to the maturation of 12 municipal bonds. The increase in fair market value of corporate bonds was primarily due to purchases of corporate bonds during the nine months ended December 31, 2012.

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2012:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2012
Corporate bonds	$3,224,566	$(20,869)	$-	$-	$3,224,566	$(20,869)
Municipal bonds	514,795	(6,297)	-	-	514,795	(6,297)
Total	$3,739,361	$(27,166)	$-	$-	$3,739,361	$(27,166)
As of March 31, 2012
Corporate bonds	$10,387,955	$(76,434)	-	-	$10,387,955	$(76,434)
Municipal bonds	-	-	908,550	(32,007)	908,550	(32,007)
Total	$10,387,955	$(76,434)	$908,550	$(32,007)	$11,296,505	$(108,441)

     Gross unrealized losses totaled $27,166 as of December 31, 2012, and were attributed to two corporate bonds and two municipal bonds out of a portfolio of 45 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased, and none had been in a continuous unrealized loss position for 12 months or greater. All of the bonds we held that were rated by Moody’s or Standard and Poor’s had investment-grade credit ratings. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at December 31, 2012.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	December 31 2012	March 31 2012
Raw materials	$1,555,721	$1,285,106
Work in process	1,713,369	1,658,467
Finished goods	771,433	585,803
	4,040,523	3,529,376
Less inventory reserve	(285,000)	(300,000)
Total inventories	$3,755,523	$3,229,376

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $66,720 for the first nine months of fiscal 2013, and $80,160 for the first nine months of fiscal 2012. Stock-based compensation expenses for the nine months ended December 31, 2012 and 2011 were non-cash, and due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of December 31, 2012, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2012 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable debt securities that are classified as available-for-sale. On the balance sheets, available-for-sale securities are classified as “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our available-for-sale securities was $80,385,505 at December 31, 2012 and $71,996,927 at March 31, 2012.

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

NOTE 10. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended December 31, 2012.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2012. At December 31, 2012 our critical accounting policies and estimates continued to include research and development contract percentage of completion estimation, inventory valuation, allowance for doubtful accounts estimation, and deferred tax assets estimation.

Quarter ended December 31, 2012 compared to quarter ended December 31, 2011
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2012	2011
Revenue
Product sales	88.3%	87.6%	6.8%
Contract research and development	11.7%	12.4%	(0.2)%
Total revenue	100.0%	100.0%	6.0%
Cost of sales	26.6%	35.3%	(20.1)%
Gross profit	73.4%	64.7%	20.2%
Expenses
Selling, general, and administrative	8.8%	8.4%	9.7%
Research and development	7.7%	11.7%	(30.2)%
Total expenses	16.5%	20.1%	(13.5)%
Income from operations	56.9%	44.6%	35.3%
Interest income	9.2%	9.6%	1.5%
Income before taxes	66.1%	54.2%	29.3%
Provision for income taxes	21.7%	17.0%	35.1%
Net income	44.4%	37.2%	26.7%

     Total revenue for the quarter ended ended December 31, 2012 (the third quarter of fiscal 2013) increased 6% to $6,525,221 compared to $6,158,526 for the quarter ended December 31, 2011 (the third quarter of fiscal 2012). The increase was due to a 7% increase in product sales.

     Gross profit margin increased to 73% of revenue for the third quarter of fiscal 2013 compared to 65% for the third quarter of fiscal 2012, due to a more favorable revenue mix and more efficient product manufacturing.

     Total expenses decreased 13% for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due to a 30% decrease in research and development expense, partially offset by a 10% increase in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of certain research and development projects, and may not be representative of future trends. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities. The increase in selling, general, and administrative expense was primarily due to increases in sales commissions and legal expenses.

     The provision for income taxes was $1,415,590 for the third quarter of fiscal 2013 compared to $1,047,519 for the third quarter of fiscal 2012. The effective tax rate was 33% of income before taxes for the third quarter of fiscal 2013 compared to 31% for the third quarter of fiscal 2012. The increase in effective tax rate was due to a higher Federal effective tax rate. Our effective tax rates can fluctuate due to a number of factors, including Federal and state tax rates and regulations, the mix between taxable and tax-exempt securities in our marketable securities, and other factors, some of which are outside our control.

     The 27% increase in net income in the third quarter of fiscal 2013 compared to the prior-year quarter was primarily due to increased product sales and increased gross profit margin.

Nine months ended December 31, 2012 compared to nine months ended December 31, 2011
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2012	2011
Revenue
Product sales	91.0%	85.7%	0.3%
Contract research and development	9.0%	14.3%	(40.4)%
Total revenue	100.0%	100.0%	(5.5)%
Cost of sales	26.0%	33.6%	(27.0)%
Gross profit	74.0%	66.4%	5.3%
Expenses
Selling, general, and administrative	8.6%	8.3%	(1.6)%
Research and development	9.1%	8.7%	(1.3)%
Total expenses	17.7%	17.0%	(1.4)%
Income from operations	56.3%	49.4%	7.7%
Interest income	9.0%	8.3%	1.7%
Income before taxes	65.3%	57.7%	6.8%
Provision for income taxes	21.3%	18.2%	10.1%
Net income	44.0%	39.5%	5.3%

     Total revenue for the nine months ended December 31, 2012 decreased 6% to $19,810,922 compared to $20,970,921 for the nine months ended December 31, 2011, due to a 40% decrease in contract research and development revenue.

     The decrease in research and development revenue was due to the completion of certain contracts and contract activities. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 74% of revenue for the first nine months of fiscal 2013 compared to 66% for the first nine months of fiscal 2012, due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing.

     Total expenses decreased 1% for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 due to a 2% decrease in research and development expense and a 1% decrease in selling, general, and administrative expense. The expense decreases may not be representative of future periods. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities. Selling, general, and administrative expense can fluctuate significantly depending on a number of factors including legal expenses.

    The provision for income taxes was $4,211,964 for the first nine months of fiscal 2013 compared to $3,825,819 for the first nine months of fiscal 2012. The effective tax rate was 33% of income before taxes for the first nine months of fiscal 2013 compared to 32% for the first nine months of fiscal 2012. Our effective tax rates can fluctuate due to a number of factors, including Federal and state tax rates and regulations, the mix between taxable and tax-exempt securities in our marketable securities, and other factors, some of which are outside our control.

     The 5% increase in net income in the first nine months of fiscal 2013 compared to the prior-year period was primarily due to increased gross profit margin, partially offset by decreased contract research and development revenue.

 Liquidity and capital resources
     At December 31, 2012 we had $81,228,528 in cash plus short-term and long-term marketable securities compared to $73,541,463 at March 31, 2012. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first nine months of fiscal 2013 was primarily due to $8,422,080 in net cash provided by operating activities and a $800,305 net increase in the market value of our marketable securities, partially offset by purchases of fixed assets of $1,607,130. Fixed asset purchases were primarily for production equipment and leasehold improvements.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities including government agency obligations, municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of December 31, 2012 had remaining maturities between one day and 246 weeks. Our short-term and long-term marketable securities had a fair market value of $80,385,505 at December 31, 2012, representing approximately 87% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended December 31, 2012, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NVE CORPORATION
(Registrant)

January 23, 2013	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 23, 2013	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer