Form 10-K
period 2013-03-31
NVE CORP /NEW/
filed 2013-05-01
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 28, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $176 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 26, 2013 was 4,862,436.
_______________

DOCUMENTS INCORPORATED BY REFERENCE
       Portions of our Proxy Statement for our 2013 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to uncertainties related to the economic environments in the industries we serve, uncertainties related to direct and indirect U.S. Government funding, uncertainties relating to future revenue and growth, risks related to developing marketable products, uncertainties relating to the revenue potential of new products, risks in the enforcement of our patents, litigation risks, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

     Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility. We either saw wafers to be sold in die form, or send wafers to Asia for dicing and packaging. Other production operations include wafer-level inspection and testing. Packaged parts are returned to us to be tested, inventoried, and shipped.

Sales and Product Distribution
     We rely on distributors who stock our products and sell them in more than 75 countries. Distributors of our products include Digi-Key Corporation, Premier Farnell plc companies, and Rhopoint Components Ltd. Our distributor agreements generally renew annually. In addition, Avago Technologies, a leading supplier of solid-state couplers, distributes private-branded versions of some of our couplers under an agreement that expires June 27, 2013. We may add other private-brand coupler partners in the future.

New Product Status
     In the past year we began marketing a number of new products including lines of:
•	higher-performance network couplers;
•	smaller network couplers; and
•	lower-priced network couplers.

     Long-term product development programs in fiscal 2013 included:
•	couplers for battery management systems and in-car networks;
•	low-power couplers;
•	isolated power convertors;
•	current sensors for factory automation;
•	low-field sensors applicable to consumer and industrial electronics; and
•	high-field sensors applicable to medical devices.

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

MRAM Competition
     A number of companies compete or may compete with us for MRAM research and development or service business, or may be attempting to develop MRAM intellectual property for licensing to others. Emerging technologies that could compete with MRAM include graphene and carbon nanotubes, phase-change memory (PCM; also known as PRAM, PCRAM, chalcogenide, CRAM, or Ovonic memory), resistive RAM (ReRAM or RRAM), memory resistors (“memristors”), and conductive metal oxide (CMOx) memory. MRAM may have advantages over these technologies in either manufacturability, speed, bit density, data retention, or endurance.

Sources and Availability of Raw Materials
     Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. Our wafers sources are based around the world; most of our packaging services take place in Asia.

Intellectual Property
Patents
     As of March 31, 2013 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

     Certain of our patents cover inventions we believe may be necessary for successful high-density, high-performance MRAMs. We believe U.S. patents 6,275,411 and 6,349,053, both titled “Spin Dependent Tunneling Memory,” and patent 6,538,921 titled “Circuit Selection of Magnetic Memory Cells and Related Cell Structures,” are particularly important. The 6,275,411 and 6,349,053 patents expire July 23, 2013 and the 6,538,921 patent expires August 14, 2021. The United States Patent and Trademark Office granted requests by Everspin for inter partes reexaminations of U.S. patent 6,349,053 on May 16, 2012, and of U.S. patent 6,538,921 on September 16, 2012.

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

Agreements with Honeywell
     We have agreements and amendments to agreements with Honeywell dating approximately to our founding. Under these agreements we are not required to pay royalties to Honeywell for the use of their intellectual property, and Honeywell has intellectual property rights to certain of our earlier-developed MRAM technology.

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

Seasonality
     In some years we have observed product sales weakness for quarters ending December 31. This seasonality may have been due in part to distributor ordering patterns or customer vacations and shutdowns late in calendar years. We cannot predict whether this seasonal pattern will return in future fiscal years.

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

Dependence on Major Customers
     We rely on several large customers for a significant percentage of our revenue, including Avago Technologies; Phonak AG; St. Jude Medical, Inc.; certain other medical device manufacturers; and certain distributors. The loss of one or more of these customers could have a material adverse effect on us.

Firm Backlog
     As of March 31, 2013 we had $194,416 of contract research and development backlog we believed to be firm, compared to $1,059,686 as of March 31, 2012. We expect the firm backlog as of March 31, 2013 to be filled in fiscal 2014. Approximately 59% of our backlog as of March 31, 2012 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed, are not included in firm backlog. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance of additional contracts or follow-on contracts for expired or completed U.S. Government or other contracts.

    Our product sales are made primarily under standard purchase orders. Only a small portion of our product order backlog is noncancelable and the dollar amount associated with the noncancelable portion is not significant, therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories, as well as related underlying technologies. We spent $2,304,710 for fiscal 2013, $1,887,297 for fiscal 2012, and $1,062,694 for fiscal 2011 in company-sponsored research and development activities. Additionally, we spent $2,040,640 during fiscal 2013, $3,261,191 during fiscal 2012, and $4,371,852 during fiscal 2011 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as non-government entities.

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

Number of Employees
     We had 54 employees as of March 31, 2013. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     Foreign sales accounted for approximately 56% of our revenue in fiscal 2013. More information about geographic areas is contained in “Note 8 – Segment Information” to the Financial Statements included in this report

Available Information
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
     We rely on several large customers for a significant percentage of our revenue. These large customers include Avago Technologies; Phonak AG; St. Jude Medical, Inc.; certain other medical device manufacturers; and certain distributors. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled. Any decreases in purchase quantities or purchase prices, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

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

We are dependent on customers to integrate our products into next-level assemblies.
     We are dependent on customers to integrate our products into next-level assemblies with other components in order for some of our products to be commercially viable. There can be no assurance that such customers will manufacture appropriate assembly products or, if they do manufacture such products, that they will choose to use our products. Any integration, design, manufacturing or marketing problems encountered by such customers could adversely affect the market for our products and could have a significant impact on our revenue and our profitability.

We may lose revenue if we are unable to renew agreements with large customers.
     Our agreement with Avago Technologies, Inc., as amended, expires June 27, 2013; our Phonak AG Supply Agreement expires March 31, 2015; and our Supplier Partnering Agreement with St. Jude Medical, as amended, expires January 1, 2016. We cannot predict if any of these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past three fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason could hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is affected by Government budgets and priorities that can change and over which we have no control, and delays in such funding can occur for a number of reasons. Interruptions in the Government funding process such as federal budget delays, debt ceiling limitations, sequestration, or Department of Defense spending cuts, may impact Government contract funding. Furthermore, a significant portion of our Government funding has been through Small Business Innovation Research (SBIR) contracts. SBIR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense.

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
     There are a number of critical chemicals and supplies that we require to make products. These include certain gases, photoresists, polymers, and metals. We maintain inventory of critical chemicals and materials, but in many cases we are dependent on single sources, and some of the materials could be subject to shortages or be discontinued by their suppliers at any time. For example, there have been helium shortages in recent years. Furthermore, current and future climate change regulations could increase our costs or cause the loss of supply of critical chemicals. We use chemicals such as sulfur hexafluoride in our manufacturing process that have been identified as greenhouse gases. If such chemicals were restricted or prohibited we would need to obtain substitutes that might be more expensive or less available. Supply interruptions or shortages for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, and the high isolation voltage specifications of our couplers, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. We have alternate vendors or potential alternate vendors for the substantial majority of our product sales, but it could prove expensive, time-consuming, or technically challenging to convert certain products to an alternate vendor. We might not be able to recover work in process or finished goods in their possession if one of our packaging vendors were to become insolvent or disrupted by acts of God, including floods, typhoons, or earthquakes. Furthermore, an alternate vendor may not have sufficient capacity available to meet our requirements. One of our packaging vendors, Circuit Electronic Industries Public Co., Ltd. (“CEI”) of Ayutthaya, Thailand has been operating under voluntary debt rehabilitation under Thailand law since 2005, was shut down from October 2011 through March 2012 due to flooding of its facility, and has resumed only limited operations. CEI and certain other packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels and other potential effects of climate change. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales were approximately 56% of our revenue for fiscal 2013, and we expect foreign sales to continue to represent a significant portion of our revenue. Furthermore, we rely on suppliers in China, India, the Philippines, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

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
     We protect our proprietary technology and intellectual property by seeking patents, trademarks, and copyrights, and by maintaining trade secrets through entering into confidentiality agreements with employees, suppliers, customers, and prospective customers depending on the circumstances. We hold patents or are the licensee of others owning patented technology covering certain aspects of our products and technology. These patent rights may be challenged, rendered unenforceable, invalidated, or circumvented. Currently, two of our patents are subject to inter partes reexamination by the U.S. Patent and Trademark Office initiated by Everspin Technologies, Inc. as a defensive action in connection with our litigation against it. A final adverse decision in these or any future reexamination proceedings could invalidate some or all of the claims of those patents. Additionally, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. We have filed a patent infringement lawsuit against Everspin and at least several other companies have described designs that we believe may infringe on our patents if such designs were commercialized. Efforts to enforce patent rights can involve substantial expense and may not be successful. Furthermore, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe on patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

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
     At March 31, 2013, we held $82,751,286 in short-term and long-term marketable securities, representing approximately 86% of our total assets. A number of the securities we hold have been downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk. Downgrades of any of our marketable securities are possible at any time for reasons beyond our control. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us or our competitors;
•	the announcement of new products, product enhancements, contracts, or license agreements by us or our competitors;
•	legal proceedings involving us;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	changes in demand for our customers’ products;
•	quarterly variations in our operating results, revenue, or revenue growth rates;
•	changes in revenue estimates, earnings estimates, or market projections by market analysts;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings; and
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve.

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned by the Barbara C. Gage Revocable Trust and leased under an agreement expiring December 31, 2020. The facility is currently being utilized below maximum capacity to allow for growth, and we believe the facility is adequate to meet our current requirements. We hold no investments in real estate.

ITEM 3. LEGAL PROCEEDINGS.
     In the ordinary course of business we may become involved in litigation. Other than as set forth below, at this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

     On January 3, 2012 we filed a patent infringement lawsuit against Everspin Technologies, Inc. in the U.S. District Court for the Minnesota District. The lawsuit is based on Everspin’s sale of magnetoresistive random access memory, commonly known as MRAM. The lawsuit seeks an injunction for Everspin to cease using NVE’s patented technology and provide compensation for Everspin’s past infringement. On May 24, 2012 Everspin filed an answer denying our allegations and filed counterclaims. The U.S. Patent and Trademark Office granted requests by Everspin for inter partes reexaminations of U.S. patent 6,349,053 on May 16, 2012, and of U.S. patent 6,538,921 on September 19, 2012. Both patents are assigned to us and are patents in suit. On March 8, 2013 the Court ordered all proceedings in the case stayed until June 28, 2013.

     On February 24, 2012, Everspin filed a patent infringement lawsuit against us in the U.S. District Court for the Minnesota District, alleging certain NVE products infringe on two patents purported to be owned by Everspin. The lawsuit seeks an injunction and compensation.

ITEM 4. MINE SAFETY DISCLOSURES.
     Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years:
	Quarter Ended
	3/31/13	12/31/12	9/30/12	6/30/12	3/31/12	12/31/11	9/30/11	6/30/11
High	$56.49	$61.47	$60.96	$57.48	$58.46	$68.93	$69.46	$62.55
Low	$52.52	$47.40	$48.61	$46.35	$49.50	$53.21	$52.54	$52.36

Shareholders, Dividends, and Securities Authorized for Issuance Under Equity Compensation Plans
     We had approximately 104 shareholders of record and 6,100 total shareholders as of April 16, 2013. We have not paid or declared any cash dividends on our Common Stock in the two most recent fiscal years. We currently do not anticipate paying dividends in the foreseeable future, as we intend to retain any earnings we may generate if needed to provide for the expansion of our business, the defense of our intellectual property, or for unforeseen circumstances. Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2013 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Performance Graph
     The graph below compares the performance of our Common Stock to the cumulative five-year performance of the NASDAQ Industrial Index and the SmallTimes Index of Companies Involved in Micro- and Nanotech. NVE is included in both indices. We presented the Cedrus Nanotechnology Index – Pure, which is no longer being publicly reported, in our previous year’s report on Form 10-K. The graph and table assume $100 was invested on March 31, 2008 in each of our Common Stock, the NASDAQ Industrial Index, the Cedrus Nanotechnology Index – Pure, and the SmallTimes Index, with reinvestment of dividends.

	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013
NVE Corporation	$100.00	$116.64	$183.40	$228.10	$214.57	$228.42
SmallTimes Index	$100.00	$64.16	$91.08	$99.05	$102.69	$108.11
Cedrus Nanotechnology Index – Pure	$100.00	$60.93	$113.26	$131.03	$112.80	$-
NASDAQ Industrial Index	$100.00	$59.27	$98.40	$123.60	$130.31	$151.61

Stock Repurchase Program
     On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the past two fiscal years.

ITEM 6. SELECTED FINANCIAL DATA.
     The following balance sheet and income statement selected financial data should be read in conjunction with our financial statements and notes included in Item 8 of this Report, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Report. The data are derived from our financial statements.
	Balance Sheet Data as of March 31
	2013	2012	2011	2010	2009
Cash, cash equivalents, and marketable securities	$85,260,969	$73,541,463	$62,179,707	$49,543,766	$34,321,811
Total assets	$95,765,496	$83,126,763	$71,836,225	$57,462,914	$42,566,440
Total shareholders’ equity	$93,984,608	$81,458,858	$69,970,549	$55,953,294	$41,567,571
	Income Statement Data for Years Ended March 31
	2013	2012	2011	2010	2009
Revenue
Product sales	$24,434,823	$25,151,822	$26,024,823	$22,665,860	$19,715,311
Contract research and development	2,598,596	3,427,398	5,172,240	5,481,325	3,656,958
Total revenue	$27,033,419	$28,579,220	$31,197,063	$28,147,185	$23,372,269

Gross profit	$20,008,238	$19,253,709	$21,413,365	$19,834,170	$16,648,027
Income from operations	$15,196,854	$14,273,048	$17,669,770	$16,298,536	$13,251,590
Net cash provided by operating activities	$12,645,302	$12,811,910	$12,808,807	$12,463,616	$9,998,114
Net income	$11,828,838	$11,381,095	$13,360,945	$11,999,344	$9,782,895
Net income per share – diluted	$2.43	$2.34	$2.76	$2.47	$2.04

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

Investment Valuation
     Our investments consist primarily of corporate and municipal obligations. We have generally invested excess cash in high-quality investment grade long-term marketable securities with less than five years to maturity. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair value and any associated unrealized gain or losses, net of tax, is in included as a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss).” If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized to net income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and could result in other-than-temporary decline in value, which could have an adverse impact on our results of operations.

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $285,000 at March 31, 2013 and $300,000 at March 31, 2012.

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

     As of March 31, 2013 our net deferred tax liabilities were $440,736 compared to $136,872 as of March 31, 2012. Net deferred tax liabilities included $145,592 in deferred tax assets for stock-based compensation deductions as of March 31, 2013 and $145,418 as of March 31, 2012. Utilization of certain of our deferred tax assets is subject to limitations based on Internal Revenue Code Section 382.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2013	2012	2011	2012 to 2013	2011 to 2012
Revenue
Product sales	90.4%	88.0%	83.4%	(2.9)%	(3.4)%
Contract research and development	9.6%	12.0%	16.6%	(24.2)%	(33.7)%
Total revenue	100.0%	100.0%	100.0%	(5.4)%	(8.4)%
Cost of sales	26.0%	32.6%	31.4%	(24.7)%	(4.7)%
Gross profit	74.0%	67.4%	68.6%	3.9%	(10.1)%
Expenses
Selling, general, and administrative	8.3%	8.4%	7.9%	(5.9)%	(3.8)%
Research and development	9.5%	9.1%	4.1%	(1.1)%	104.9%
Total expenses	17.8%	17.5%	12.0%	(3.4)%	33.0%
Income from operations	56.2%	49.9%	56.6%	6.5%	(19.2)%
Interest income	8.7%	8.3%	6.5%	0.4%	16.3%
Income before taxes	64.9%	58.2%	63.1%	5.6%	(15.6)%
Income tax provision	21.1%	18.4%	20.3%	9.3%	(17.2)%
Net income	43.8%	39.8%	42.8%	3.9%	(14.8)%

     Total revenue for fiscal 2013 decreased 5% compared to fiscal 2012, and decreased 8% in fiscal 2012 compared to fiscal 2011. The decrease in fiscal 2013 was due to a 24% decrease in contract research and development revenue and a 3% decrease in product sales. The decrease in total revenue in fiscal 2012 was due to a 34% decrease in contract research and development revenue and a 3% decrease in product sales. The decreases in contract research and development revenue for fiscal 2013 compared to fiscal 2012 and for fiscal 2012 compared to fiscal 2011 were due to completion of certain contracts and contract activities and a challenging environment for government contract funding. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and revenues may not continue at fiscal 2013 levels. The decreases in product sales for fiscal 2013 and fiscal 2012 was due to decreased purchase volume by existing customers.

     Gross profit margin increased to 74% of revenue for fiscal 2013 from 67% for fiscal 2012 due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing. Gross profit margin decreased to 67% of revenue for fiscal 2012 from 69% for fiscal 2011 due to decreased revenue and increased labor cost.

     Total expenses decreased 3% for fiscal 2013 compared to fiscal 2012 and increased 33% for fiscal 2012 compared to fiscal 2011. The decrease in total expenses in fiscal 2013 compared to fiscal 2012 was due to a 1% decrease in research and development expense and a 6% decrease in selling, general, and administrative expense. The decrease in selling, general, and administrative expense was primarily due to a reduction in staffing. The expense decreases in fiscal 2013 may not be representative of future periods. Research and development expense increased 105% for fiscal 2012 compared to fiscal 2011 due to increased product development activities and decreases in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income was approximately the same for fiscal 2013 as fiscal 2012, and increased 16% in fiscal 2012 compared to fiscal 2011. For fiscal 2013, an increase in interest-bearing marketable securities was offset by a decrease in interest rates earned on reinvested funds. For fiscal 2012, the increase in interest-bearing marketable securities was partially offset by a decrease in interest rates earned on reinvested funds.

     The effective income tax rate in fiscal 2013 was 33% of income before taxes, compared to 32% for fiscal 2012 and fiscal 2011. Our effective tax rates can fluctuate due to a number of factors, including Federal and state tax rates and regulations, the mix between taxable and tax-exempt securities in our marketable securities, and other factors, some of which are outside our control.

     Net income increased 4% in fiscal 2013 compared to fiscal 2012 primarily due to increased gross profit margin and decreased expenses, partially offset by decreased revenue and increased taxes. Net income decreased 15% in fiscal 2012 compared to fiscal 2011 primarily due to decreased contract research and development revenue and increased research and development expense.

     Comprehensive income increased 8% to $12.3 million in fiscal 2013 compared to fiscal 2012 due to an increase in net income and a net unrealized gain from marketable securities. Comprehensive income decreased 14% in fiscal 2012 compared to fiscal 2011 due primarily to a decrease in net income.

Liquidity and Capital Resources
     Our primary source of working capital for fiscal years 2011 through 2013 was cash provided by operating activities related to product sales and research and development contract revenue. At March 31, 2013 we had $85,260,969 in cash plus short-term and long-term marketable securities compared to $73,541,463 at March 31, 2012. All of our marketable securities were classified as available for sale. The $11,719,506 increase in cash plus marketable securities was primarily due to $12,645,302 in net cash provided by operating activities.

     The $18,594,959 increase in long-term marketable securities in fiscal 2013 was due to investment of cash flow from operations and proceeds from the maturation of short-term marketable securities in long-term securities. The $7,840,600 decrease in short-term marketable securities was due to proceeds from the maturation of short-term marketable securities being reinvested in long-term securities.

     Purchases of fixed assets were $1,824,324 in fiscal 2013 compared to $1,480,237 in fiscal 2012 and $732,800 in fiscal 2011. Purchases were primarily for capital equipment and leasehold improvements to increase our production capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs, equipment purchasing opportunities, and production expansion plans.

     For the past three fiscal years, after purchasing fixed assets we invested excess cash provided by operating activities in long-term marketable securities. As of March 31, 2013 our marketable securities had remaining maturities between one day and 248 weeks (see “Note 4 – Marketable Securities” to the Financial Statements, included elsewhere in this Report for additional information). As our marketable securities mature, we currently plan to either use the proceeds to meet future capital needs or reinvest the proceeds in other marketable securities.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1–3 Years	3–5 Years	>5 Years
Operating lease obligations	$2,140,639	$266,496	$541,208	$549,965	$782,970
Purchase obligations	145,698	145,698	-	-	-
Total	$2,286,337	$412,194	$541,208	$549,965	$782,970

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” to the Financial Statements, included elsewhere in this report, provides additional information about our lease obligations. Purchase obligations as of March 31, 2013 consisted of raw materials purchase commitments and fixed asset purchase obligations. We expect to meet these contractual payment obligations from cash provided by operating activities or proceeds from maturities of marketable securities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. We had approximately $108,096 of fixed asset purchase obligations as of March 31, 2013 for production equipment. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2014.

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

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2013 had remaining maturities between one day and 248 weeks. Marketable securities had a market value of $82,751,286 at March 31, 2013, representing approximately 86% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2013 and 2012, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012
Revenue
Product sales	$6,409,821	$5,762,925	$5,231,332	$7,030,745
Contract research and development	812,676	762,296	591,464	432,160
Total revenue	7,222,497	6,525,221	5,822,796	7,462,905
Cost of sales	1,877,297	1,738,618	1,606,913	1,802,353
Gross profit	5,345,200	4,786,603	4,215,883	5,660,552
Expenses
Selling, general, and administrative	526,018	570,741	607,694	536,110
Research and development	769,212	501,325	612,258	688,026
Total expenses	1,295,230	1,072,066	1,219,952	1,224,136
Income from operations	4,049,970	3,714,537	2,995,931	4,436,416
Income before taxes	4,624,610	4,314,932	3,617,881	4,999,034
Net income	$3,108,955	$2,899,342	$2,442,883	$3,377,658
Net income per share – diluted	$0.64	$0.60	$0.50	$0.69
	Unaudited; Quarter Ended
	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011
Revenue
Product sales	$7,176,491	$5,394,758	$5,557,299	$7,023,274
Contract research and development	431,808	763,768	1,041,334	1,190,488
Total revenue	7,608,299	6,158,526	6,598,633	8,213,762
Cost of sales	2,277,115	2,174,878	2,277,926	2,595,592
Gross profit	5,331,184	3,983,648	4,320,707	5,618,170
Expenses
Selling, general, and administrative	637,882	520,044	606,847	615,830
Research and development	774,899	718,688	611,595	494,876
Total expenses	1,412,781	1,238,732	1,218,442	1,110,706
Income from operations	3,918,403	2,744,916	3,102,265	4,507,464
Income before taxes	4,514,008	3,336,610	3,699,628	5,072,993
Net income	$3,097,683	$2,289,091	$2,555,093	$3,439,228
Net income per share – diluted	$0.63	$0.47	$0.52	$0.70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2013. Our internal control over financial reporting as of March 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report.

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

Changes in Internal Controls
     During the quarter ended March 31, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2013 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2013 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Ernst & Young During Fiscal 2013 and 2012” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2013 Annual Meeting of Shareholders is incorporated by reference into this section.

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

Date    May 1, 2013

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 1, 2013
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 1, 2013
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2013
/s/James D. Hartman James D. Hartman	Director	May 1, 2013
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 1, 2013
/s/Robert H. Irish Robert H. Irish	Director	May 1, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NVE Corporation

We have audited NVE Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NVE Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on NVE Corporation’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NVE Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of NVE Corporation as of March 31, 2013 and 2012, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the periods ended March 31, 2013, of NVE Corporation and our report dated May 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 1, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation as of March 31, 2013 and 2012, and the related statement of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NVE Corporation’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 1, 2013

NVE CORPORATION
BALANCE SHEETS

	March 31
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$2,509,683	$1,544,536
Marketable securities, short term	9,711,029	17,551,629
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,521,395	2,684,840
Inventories	3,336,592	3,229,376
Prepaid expenses and other assets	958,147	1,159,852
Total current assets	19,036,846	26,170,233
Fixed assets
Machinery and equipment	8,417,061	7,488,211
Leasehold improvements	1,499,454	720,882
	9,916,515	8,209,093
Less accumulated depreciation	6,228,122	5,697,861
Net fixed assets	3,688,393	2,511,232
Marketable securities, long term	73,040,257	54,445,298
Total assets	$95,765,496	$83,126,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$422,092	$663,702
Accrued payroll and other	918,060	867,331
Deferred taxes	440,736	136,872
Total current liabilities	1,780,888	1,667,905

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,862,436 issued and outstanding as of March 31, 2013 and 4,824,745 and issued and outstanding as of March 31, 2012	48,624	48,247
Additional paid-in capital	21,200,742	20,974,477
Accumulated other comprehensive income	1,557,726	1,087,456
Retained earnings	71,177,516	59,348,678
Total shareholders’ equity	93,984,608	81,458,858
Total liabilities and shareholders’ equity	$95,765,496	$83,126,763

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2013	2012	2011
Revenue
Product sales	$24,434,823	$25,151,822	$26,024,823
Contract research and development	2,598,596	3,427,398	5,172,240
Total revenue	27,033,419	28,579,220	31,197,063
Cost of sales	7,025,181	9,325,511	9,783,698
Gross profit	20,008,238	19,253,709	21,413,365
Expenses
Selling, general, and administrative	2,240,563	2,380,603	2,474,468
Research and development	2,570,821	2,600,058	1,269,127
Total expenses	4,811,384	4,980,661	3,743,595
Income from operations	15,196,854	14,273,048	17,669,770
Interest income	2,359,603	2,350,191	2,021,426
Income before taxes	17,556,457	16,623,239	19,691,196
Provision for income taxes	5,727,619	5,242,144	6,330,251
Net income	$11,828,838	$11,381,095	$13,360,945
Net income per share – basic	$2.44	$2.37	$2.83
Net income per share – diluted	$2.43	$2.34	$2.76
Weighted average shares outstanding
Basic	4,839,810	4,796,227	4,729,035
Diluted	4,863,546	4,863,471	4,844,266

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2013	2012	2011
Net income	$11,828,838	$11,381,095	$13,360,945
Unrealized gain (loss) from marketable securities, net of tax	470,270	27,018	(69,288)
Comprehensive income	$12,299,108	$11,408,113	$13,291,657

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at March 31, 2010	4,700,583	$47,006	$20,169,924	$1,129,726	$34,606,638	$55,953,294
Exercise of stock options and warrants	75,615	756	417,949	-	-	418,705
Comprehensive income:
Unrealized (loss) on marketable securities, net of tax	-	-	-	(69,288)	(69,288)
Net income	-	-	-	-	13,360,945	13,360,945
Total comprehensive income						13,291,657
Stock-based compensation	76,720			76,720
Tax benefit of stock- based compensation			230,173			230,173
Balance at March 31, 2011	4,776,198	47,762	20,894,766	1,060,438	47,967,583	69,970,549
Exercise of stock options and warrants	48,547	485	(449)	-	-	36
Comprehensive income:
Unrealized gain on marketable securities, net of tax	-	-	-	27,018	27,018
Net income	-	-	-	-	11,381,095	11,381,095
Total comprehensive income						11,408,113
Stock-based compensation			80,160			80,160
Balance at March 31, 2012	4,824,745	48,247	20,974,477	1,087,456	59,348,678	81,458,858
Exercise of stock options and warrants	37,691	377	143,811	-	-	144,188
Comprehensive income:
Unrealized gain on marketable securities, net of tax	-	-	-	470,270	470,270
Net income	-	-	-	-	11,828,838	11,828,838
Total comprehensive income						12,299,108
Stock-based compensation			66,720			66,720
Tax benefit of stock- based compensation			15,734			15,734
Balance at March 31, 2013	4,862,436	$48,624	$21,200,742	$1,557,726	$71,177,516	$93,984,608

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$11,828,838	$11,381,095	$13,360,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	647,163	500,121	411,547
Stock-based compensation	66,720	80,160	76,720
Excess tax benefits	(15,734)	-	(230,173)
Deferred income taxes	51,262	(12,850)	294,384
Changes in operating assets and liabilities
Accounts receivable	163,445	911,399	625,325
Inventories	(107,216)	114,481	(1,637,430)
Prepaid expenses and other assets	201,705	25,454	(404,012)
Accounts payable and accrued expenses	(190,881)	(187,950)	332,334
Deferred revenue	-	-	(20,833)
Net cash provided by operating activities	12,645,302	12,811,910	12,808,807

INVESTING ACTIVITIES
Purchases of fixed assets	(1,824,324)	(1,480,237)	(732,800)
Purchases of marketable securities	(27,209,753)	(18,501,362)	(14,742,032)
Proceeds from maturities and sales of marketable securities	17,194,000	7,761,980	1,580,068
Net cash used in investing activities	(11,840,077)	(12,219,619)	(13,894,764)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	144,188	36	418,705
Excess tax benefits	15,734	-	230,173
Net cash provided by financing activities	159,922	36	648,878

Increase (decrease) in cash and cash equivalents	965,147	592,327	(437,079)
Cash and cash equivalents at beginning of year	1,544,536	952,209	1,389,288

Cash and cash equivalents at end of year	$2,509,683	$1,544,536	$952,209

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$5,202,616	$5,207,565	$6,303,598

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

Marketable Securities
     We classify securities with original maturities greater than three months and remaining maturities one year or less as short-term marketable securities and securities with remaining maturities greater than one year as long-term marketable securities. Securities not due at a single maturity date are classified by their average life. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss).” We use a specific-identification cost basis to determine gains and losses. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs for other-than-temporary impairment were required on available-for-sale securities during fiscal 2013, 2012, or 2011.

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

     Our customers are throughout the world. We generally do not require collateral from our customers, but we perform ongoing credit evaluations of their financial condition. More information on accounts receivable is contained in the paragraph titled “Accounts Receivable and Allowance for Doubtful Accounts” of this note.

     Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products.

Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2013, 2012, or 2011.

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

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment, and furniture and fixtures is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We have not identified any indicators of impairment during fiscal 2013, 2012, or 2011.

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

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $27,386 for fiscal 2013, $40,185 for fiscal 2012, and $39,427 for fiscal 2011.

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

Research and Development Contract Revenue Recognition
     We recognize contract revenues pro-rata as work progresses. Our research and development contracts do not contain post-shipment obligations. Contracts may be either firm-fixed-price or cost-plus-fixed-fee. Firm-fixed-price contracts provide for a price that is not subject to any adjustment based on our cost in performing the contract.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 5,000 for fiscal 2013; 5,000 for fiscal 2012; and 1,000 for fiscal 2011 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:

	Year Ended March 31
	2013	2012	2011
Weighted average common shares outstanding – basic	4,839,810	4,796,227	4,729,035
Effect of dilutive securities:
Stock options	21,934	60,075	108,121
Warrants	1,802	7,169	7,110
Shares used in computing net income per share – diluted	4,863,546	4,863,471	4,844,266

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

     In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is effective for reporting periods beginning after December 15, 2012, which will be our first quarter of fiscal 2014. The adoption of ASU No. 2013-02 will affect the presentation of comprehensive income but will not impact our financial condition or results of operations.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $75,298,160 at March 31, 2013 and $51,918,559 at March 31, 2012.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $7,453,126 at March 31, 2013 and $20,078,368 at March 31, 2012. The classification of municipal debt securities as Level 2 at March 31, 2012 has been revised to conform with the current-year classification, consistent with the Level 2 measurement principles applied to securities in all periods presented.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2013, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$82,751,286	$9,711,029	$34,310,566	$38,729,691

     As of March 31, 2013 and 2012 our marketable securities were as follows:
	As of March 31, 2013				As of March 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$72,923,502	$2,378,845	$(4,187)	$75,298,160	$50,513,389	$1,481,604	$(76,434)	$51,918,559
Municipal bonds	7,381,223	81,058	(9,155)	7,453,126	19,775,582	334,793	(32,007)	20,078,368
Total	$80,304,725	$2,459,903	$(13,342)	$82,751,286	$70,288,971	$1,816,397	$(108,441)	$71,996,927

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2013 and 2012:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2013
Corporate bonds	$1,171,976	$(4,187)	$-	$-	$1,171,976	$(4,187)
Municipal bonds	508,607	(9,155)	-	-	508,607	(9,155)
Total	$1,680,583	$(13,342)	$-	$-	$1,680,583	$(13,342)
As of March 31, 2012
Corporate bonds	$10,387,955	$(76,434)	-	-	$10,387,955	$(76,434)
Municipal bonds	-	-	908,550	(32,007)	908,550	(32,007)
Total	$10,387,955	$(76,434)	$908,550	$(32,007)	$11,296,505	$(108,441)

     Gross unrealized losses totaled $13,342 as of March 31, 2013, and were attributed to one corporate bond and two municipal bonds out of a portfolio of 43 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased, and none had been in a continuous unrealized loss position for 12 months or greater. A substantial majority of the bonds we held were rated by Moody’s or Standard and Poor’s and had investment-grade credit ratings. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at March 31, 2013.

NOTE 5. INVENTORIES
     Inventories consisted of the following:

	March 31
	2013	2012
Raw materials	$1,312,011	$1,285,106
Work in process	1,533,951	1,658,467
Finished goods	775,630	585,803
	3,621,592	3,529,376
Less inventory reserve	(285,000)	(300,000)
Total inventories	$3,336,592	$3,229,376

NOTE 6. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $66,720 in fiscal 2013, $80,160 in fiscal 2012, and $76,720 in fiscal 2011.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2013	2012	2011
Risk-free interest rate	0.7%	1.0%	1.6%
Expected volatility	38%	42%	56%
Expected life (years)	4.1	4.1	4.2
Dividend yield	0%	0%	0%

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

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $24,239 for fiscal 2013 and $29,122 for fiscal 2012.

General stock option information
     We had no nonvested shares as of March 31, 2013 or 2012.

     The following table summarizes information about options outstanding at March 31, 2013, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 15.08 - 16.33	27,000	$16.24	2.8
31.27 - 42.45	9,000	37.00	6.0
51.04 - 58.27	13,000	54.76	7.5
	49,000	$30.27	4.6

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

     A summary of our stock options and warrants are shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price	Warrants Outstanding	Weighted Average Warrant Exercise Price
At March 31, 2010	170,230	254,500	$17.28	10,000	$16.28
Granted	(4,000)	4,000	$42.45	-	-
Exercised	-	(83,500)	$9.56	-	-
At March 31, 2011	166,230	175,000	$21.54	10,000	$16.28
Granted	(4,000)	4,000	$58.25	-	-
Exercised	-	(70,000)	$16.93	-	-
At March 31, 2012	162,230	109,000	$25.85	10,000	$16.28
Granted	(4,000)	4,000	$54.11	-	-
Exercised	-	(64,000)	$24.23	-	-
Terminated	-	-	$-	(6,000)	7.35
At March 31, 2013	158,230	49,000	$30.27	4,000	$29.69

     The remaining weighted-average exercisable life was 4.6 years at March 31, 2013; 3.7 years at March 31, 2012; and 4.3 years at March 31, 2011. All outstanding options were exercisable as of March 31, 2013, 2012, and 2011. The total intrinsic value of options exercised during fiscal 2013 was $1,881,138 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2013, based on our closing stock price for that day, was $1,290,440 all of which were exercisable. The total fair value of option grants was $66,720 in fiscal 2013. There was no unrecognized stock-based compensation at March 31, 2013.

     No warrants were issued in the past three fiscal years. Remaining weighted-average exercisable warrant life was 0.9 years at March 31, 2013; 0.9 years at March 31, 2012; and 1.9 years at March 31, 2011.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2011 through 2013 consisted of the following:
	Year Ended March 31
	2013	2012	2011
Current taxes
Federal	$5,314,876	$4,847,082	$5,761,632
State	377,215	407,913	504,408
Deferred taxes
Federal	34,718	(17,233)	56,996
State	810	4,382	7,215
Income tax provision	$5,727,619	$5,242,144	$6,330,251

     A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2011 through 2013 is as follows:

	Year Ended March 31
	2013	2012	2011
Tax expense at U.S. statutory rate	$6,046,264	$5,700,630	$6,809,003
State income taxes, net of Federal benefit	244,691	252,881	345,213
Domestic manufacturing deduction	(460,723)	(467,053)	(549,123)
Municipal interest	(118,282)	(235,470)	(239,636)
Other	15,669	(8,844)	(35,206)
Income tax provision	$5,727,619	$5,242,144	$6,330,251

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2013 and 2012 were as follows:

	March 31
	2013	2012
Vacation accrual	$134,214	$126,453
Inventory reserve	103,540	108,990
Depreciation	(4,756)	9,245
Stock-based compensation deductions	145,592	145,418
Unrealized gain on marketable securities	(888,836)	(620,500)
Other	69,510	93,522
Net deferred tax liabilities	$(440,736)	$(136,872)

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $15,734 in fiscal 2013 and $230,173 in fiscal 2011 were attributed to stock-based compensation deductions. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years.

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

     We had $95,184 of Federal net operating losses and $142,775 of state net operating losses at March 31, 2013, compared to $149,284 of Federal net operating losses and $155,681 of state net operating losses at March 31, 2012. These net operating losses expire in fiscal 2020 and are subject to limitation including limitation under the Internal Revenue Code.

     We had no unrecognized tax benefits as of March 31, 2013, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2013 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8. SEGMENT INFORMATION
     We operate in one reportable segment. We manufacture and sell spintronic products, and conduct contract research and development activities.

     The following table summarizes customers comprising 10% or more of revenue for fiscal 2013, 2012, and 2011:

	% of Revenue for Year Ended March 31
	2013	2012	2011
Customer A	16%	16%	14%
Customer B	15%	14%	11%
Customer C	14%	*	11%

*Less than 10%

     Revenue by geographic region was as follows:

	Year Ended March 31
	2013	2012	2011
United States	$12,006,493	$13,334,563	$14,169,952
Europe	10,666,338	10,798,146	12,009,294
Asia	3,979,862	4,130,930	4,576,270
Other	380,726	315,581	441,547
Total Revenue	$27,033,419	$28,579,220	$31,197,063

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $259,823 for fiscal 2013, $253,740 for fiscal 2012, and $245,220 for fiscal 2011. The operating lease for our facility expires December 31, 2020. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring July 2014 with payments due quarterly. Our future minimum lease payments are shown in the following table:

Year Ending March 31
2014	2015	2016	2017	2018	2019	2020	2021	Total
$266,496	$269,269	$271,938	$272,953	$277,012	281,124	$285,396	$216,451	$2,140,639

    On February 24, 2012, Everspin filed a patent infringement lawsuit against us in the U.S. District Court for the Minnesota District alleging certain NVE products infringe on two patents purported to be owned by Everspin. The lawsuit seeks an injunction and compensation. While the ultimate results of this matter cannot be predicted with certainty, we do not expect it to have a material adverse effect on our financial statements.

NOTE 10. STOCK REPURCHASE PLAN
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock. We have an outstanding authorization from our Board to purchase up to $2,500,000 of our common stock, all of which remained available as of March 31, 2013.

 NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $105,370 for fiscal 2013, $109,126 for fiscal 2012, and $110,268 for fiscal 2011.

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