Form 10-Q
period 2013-06-30
NVE CORP /NEW/
filed 2013-07-24
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2013

or
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
Common Stock, $0.01 Par Value – 4,862,436 shares outstanding as of July 19, 2013

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2013 and 2012

          Statements of Comprehensive Income

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS
	(Unaudited) June 30, 2013	March 31, 2013*
ASSETS
Current assets
Cash and cash equivalents	$2,270,943	$2,509,683
Marketable securities, short term	9,913,371	9,711,029
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,470,003	2,521,395
Inventories	3,231,940	3,336,592
Deferred tax assets	250,809	-
Prepaid expenses and other assets	1,060,094	958,147
Total current assets	19,197,160	19,036,846
Fixed assets
Machinery and equipment	8,417,061	8,417,061
Leasehold improvements	1,499,454	1,499,454
	9,916,515	9,916,515
Less accumulated depreciation	6,418,258	6,228,122
Net fixed assets	3,498,257	3,688,393
Marketable securities, long term	75,352,422	73,040,257
Total assets	$98,047,839	$95,765,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$338,633	$422,092
Accrued payroll and other	733,982	918,060
Income taxes payable	1,044,404	-
Deferred taxes	-	440,736
Total current liabilities	2,117,019	1,780,888

Long-term deferred tax liabilities	234,422	-

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,862,436 issued and outstanding as of June 30, 2013 and March 31, 2013	48,624	48,624
Additional paid-in capital	21,200,742	21,200,742
Accumulated other comprehensive income	702,691	1,557,726
Retained earnings	73,744,341	71,177,516
Total shareholders’ equity	95,696,398	93,984,608
Total liabilities and shareholders’ equity	$98,047,839	$95,765,496

*The March 31, 2013 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2013	2012
Revenue
Product sales	$5,974,606	$7,030,745
Contract research and development	202,327	432,160
Total revenue	6,176,933	7,462,905
Cost of sales	1,378,355	1,802,353
Gross profit	4,798,578	5,660,552
Expenses
Selling, general, and administrative	552,804	536,110
Research and development	962,911	688,026
Total expenses	1,515,715	1,224,136
Income from operations	3,282,863	4,436,416
Interest income	526,339	562,618
Income before taxes	3,809,202	4,999,034
Provision for income taxes	1,242,377	1,621,376
Net income	$2,566,825	$3,377,658
Net income per share – basic	$0.53	$0.70
Net income per share – diluted	$0.53	$0.69
Weighted average shares outstanding
Basic	4,862,436	4,824,745
Diluted	4,884,902	4,886,873

STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30
	2013	2012
Net income	$2,566,825	$3,377,658
Unrealized loss from marketable securities, net of tax	(855,035)	(85,628)
Comprehensive income	$1,711,790	$3,292,030

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2013		2012
OPERATING ACTIVITIES
Net income	$2,566,825	$3,377,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	190,136	139,271
Deferred income taxes	30,758	3,282
Changes in operating assets and liabilities:
Accounts receivable	51,392	(262,256)
Inventories	104,652	(317,720)
Prepaid expenses and other assets	(101,947)	(39,839)
Accounts payable and accrued expenses	776,867	1,199,601
Net cash provided by operating activities	3,618,683	4,099,997

INVESTING ACTIVITIES
Purchases of fixed assets	-	(445,186)
Purchases of marketable securities	(7,712,423)	(6,195,829)
Proceeds from maturities and sales of marketable securities	3,855,000	2,490,000
Net cash used in investing activities	(3,857,423)	(4,151,015)

FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Decrease in cash and cash equivalents	(238,740)	(51,018)
Cash and cash equivalents at beginning of period	2,509,683	1,544,536

Cash and cash equivalents at end of period	$2,270,943	$1,493,518

Supplemental disclosures of cash flow information:
Cash paid during the quarter for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The results of operations for the quarter ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2014.

 NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all applicable recently issued accounting pronouncements.

 NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 13,000 for the quarter ended June 30, 2013 and 5,000 for the quarter ended June 30, 2012 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended June 30
	2013	2012
Weighted average common shares outstanding – basic	4,862,436	4,824,745
Effect of dilutive securities:
Stock options	20,805	55,268
Warrants	1,661	6,860
Shares used in computing net income per share – diluted	4,884,902	4,886,873

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of June 30, 2013, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$85,265,793	$9,913,371	$29,778,640	$45,573,782

     As of June 30 and March 31, 2013, our marketable securities were as follows:

	As of June 30, 2013				As of March 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$78,658,107	$1,656,598	$(579,831)	$79,734,874	$72,923,502	$2,378,845	$(4,187)	$75,298,160
Municipal bonds	5,504,040	64,125	(37,246)	5,530,919	7,381,223	81,058	(9,155)	7,453,126
Total	$84,162,147	$1,720,723	$(617,077)	$85,265,793	$80,304,725	$2,459,903	$(13,342)	$82,751,286

     The decrease in fair market value of municipal bonds as of June 30, 2013 compared to March 31, 2013 was primarily due to the maturation of two municipal bonds. The increase in fair market value of corporate bonds was primarily due to purchases of corporate bonds during the quarter ended June 30, 2013.

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2013:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2013
Corporate bonds	$26,372,753	$(579,831)	$-	$-	$26,372,753	$(579,831)
Municipal bonds	1,488,366	(26,350)	441,804	(10,896)	1,930,170	(37,246)
Total	$27,861,119	$(606,181)	$441,804	$(10,896)	$28,302,923	$(617,077)
As of March 31, 2013
Corporate bonds	$1,171,976	$(4,187)	$-	$-	$1,171,976	$(4,187)
Municipal bonds	508,607	(9,155)	-	-	508,607	(9,155)
Total	$1,680,583	$(13,342)	$-	$-	$1,680,583	$(13,342)

     Gross unrealized losses totaled $617,077 as of June 30, 2013, and were attributed to 10 corporate bonds and three municipal bonds out of a portfolio of 43 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased. A substantial majority of the bonds we held were rated by Moody’s or Standard and Poor’s and had investment-grade credit ratings.

     For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. One municipal bond, with a fair market value of $441,804, had been in a continuous unrealized loss position for 12 months or greater. For this security, we also considered the severity of the unrealized loss, which was $10,896, or 2.4% of its adjusted cost. Because we expect to recover the entire cost basis of each of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at June 30, 2013.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	June 30 2013	March 31 2013
Raw materials	$1,227,055	$1,312,011
Work in process	1,474,789	1,533,951
Finished goods	830,096	775,630
	3,531,940	3,621,592
Less inventory reserve	(300,000)	(285,000)
Total inventories	$3,231,940	$3,336,592

 NOTE 7. STOCK-BASED COMPENSATION
      There was no stock-based compensation expense for the first quarters of fiscal 2014 or 2013.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2013, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2013 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $79,734,874 at June 30, 2013 and $75,298,160 at March 31, 2013.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $5,530,919 at June 30, 2013 and $7,453,126 at March 31, 2013.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended June 30, 2013.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2013. At June 30, 2013 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred taxes estimation.

Quarter ended June 30, 2013 compared to quarter ended June 30, 2012
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2013	2012
Revenue
Product sales	96.7%	94.2%	(15.0)%
Contract research and development	3.3%	5.8%	(53.2)%
Total revenue	100.0%	100.0%	(17.2)%
Cost of sales	22.3%	24.2%	(23.5)%
Gross profit	77.7%	75.8%	(15.2)%
Expenses
Selling, general, and administrative	8.9%	7.2%	3.1%
Research and development	15.6%	9.2%	40.0%
Total expenses	24.5%	16.4%	23.8%
Income from operations	53.2%	59.4%	(26.0)%
Interest and other income	8.5%	7.5%	(6.4)%
Income before taxes	61.7%	66.9%	(23.8)%
Provision for income taxes	20.1%	21.7%	(23.4)%
Net income	41.6%	45.2%	(24.0)%

     Total revenue for the quarter ended June 30, 2013 (the first quarter of fiscal 2014) decreased 17% compared to the quarter ended June 30, 2012 (the first quarter of fiscal 2013). The decrease was due to a 15% decrease in product sales and a 53% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year period was due to decreased purchase volume by existing customers. The decrease in research and development revenue was due to completion of the majority of activities on a large contract and a challenging environment for new U.S. Government contract funding. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 78% of revenue for the first quarter of fiscal 2014 compared to 76% for the first quarter of fiscal 2013, due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing.

     Total expenses increased 24% for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013, primarily due to a 40% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income for the first quarter of fiscal 2014 decreased 6% due to lower interest rates on our marketable securities.

     The provision for income taxes was $1,242,377 for the first quarter of fiscal 2014 compared to $1,621,376 for the first quarter of fiscal 2013. The effective tax rate was 33% of income before taxes for the first quarter of fiscal 2014 compared to 32% for the first quarter of fiscal 2013.

     The 24% decrease in net income in the first quarter of fiscal 2014 compared to the prior-year quarter was primarily due to decreased revenues and increased research and development expense, partially offset by increased gross margin as a percentage of revenue.

Liquidity and capital resources
     At June 30, 2013 we had $87,536,736 in cash plus short-term and long-term marketable securities compared to $85,260,969 at March 31, 2013. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first quarter of fiscal 2014 was due to $3,618,683 in net cash provided by operating activities less a $1,342,916 unrealized loss from marketable securities.

     Income taxes payable increased $1,044,404 in the first quarter of fiscal 2014 because we had no estimated income tax payments due in the quarter ended June 30, 2013.

     We had no purchases of fixed assets in the first quarter of fiscal 2014 because an expansion of production space and infrastructure upgrades were completed in the previous fiscal year. Our capital expenditures can vary significantly from quater to quarter depending on our needs, equipment purchasing opportunities, and production expansion activities.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of June 30, 2013 had remaining maturities between two and 254 weeks. Marketable securities had a market value of $85,265,793 at June 30, 2013, representing approximately 87% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     As reported in previous SEC filings, including our Annual Report on Form 10-K for the year ended March 31, 2013, on January 3, 2012 we filed a patent infringement lawsuit against Everspin Technologies, Inc. in the U.S. District Court for the Minnesota District. The lawsuit is based on Everspin’s sale of magnetoresistive random access memory, commonly known as MRAM. The lawsuit seeks an injunction for Everspin to cease using NVE’s patented technology and provide compensation for Everspin’s past infringement. On May 24, 2012 Everspin filed an answer denying our allegations and filed counterclaims. The U.S. Patent and Trademark Office granted requests by Everspin for inter partes reexaminations of U.S. patent 6,349,053 on May 16, 2012, and of U.S. patent 6,538,921 on September 19, 2012. Both patents are assigned to us and are patents in suit. On March 8, 2013 the Court ordered all proceedings in the case stayed until June 28, 2013, and on July 1, 2013 the Court ordered all proceedings in the case stayed until June 30, 2014.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

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
NVE CORPORATION
(Registrant)

July 24, 2013	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 24, 2013	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer