Form 10-Q
period 2013-09-30
NVE CORP /NEW/
filed 2013-10-23
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2013

or
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
Common Stock, $0.01 Par Value – 4,837,043 shares outstanding as of October 18, 2013

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2013 and 2012

          Statements of Comprehensive Income for the Quarters Ended September 30, 2013 and 2012

          Statements of Income for the Six Months Ended September 30, 2013 and 2012

          Statements of Comprehensive Income for the Six Months Ended September 30, 2013 and 2012

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Sept. 30, 2013	March 31, 2013*
ASSETS
Current assets
Cash and cash equivalents	$1,561,571	$2,509,683
Marketable securities, short term	8,330,034	9,711,029
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,031,027	2,521,395
Inventories	3,100,445	3,336,592
Deferred tax assets	256,472	-
Prepaid expenses and other assets	894,806	958,147
Total current assets	17,174,355	19,036,846
Fixed assets
Machinery and equipment	8,417,061	8,417,061
Leasehold improvements	1,499,454	1,499,454
	9,916,515	9,916,515
Less accumulated depreciation	6,608,394	6,228,122
Net fixed assets	3,308,121	3,688,393
Marketable securities, long term	79,140,911	73,040,257
Total assets	$99,623,387	$95,765,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$391,640	$422,092
Accrued payroll and other	894,282	918,060
Deferred taxes	-	440,736
Total current liabilities	1,285,922	1,780,888

Long-term deferred tax liabilities	377,232	-

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,043 issued and outstanding as of September 30, 2013; 4,862,436 issued and outstanding as of March 31, 2013	48,370	48,624
Additional paid-in capital	19,990,791	21,200,742
Accumulated other comprehensive income	947,080	1,557,726
Retained earnings	76,973,992	71,177,516
Total shareholders’ equity	97,960,233	93,984,608
Total liabilities and shareholders’ equity	$99,623,387	$95,765,496

*The March 31, 2013 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2013	2012
Revenue
Product sales	$7,231,149	$5,231,332
Contract research and development	70,031	591,464
Total revenue	7,301,180	5,822,796
Cost of sales	1,503,546	1,606,913
Gross profit	5,797,634	4,215,883
Expenses
Selling, general, and administrative	660,076	607,694
Research and development	876,463	612,258
Total expenses	1,536,539	1,219,952
Income from operations	4,261,095	2,995,931
Interest income	520,802	621,950
Income before taxes	4,781,897	3,617,881
Provision for income taxes	1,552,246	1,174,998
Net income	$3,229,651	$2,442,883
Net income per share – basic	$0.67	$0.51
Net income per share – diluted	$0.66	$0.50
Weighted average shares outstanding
Basic	4,852,178	4,825,441
Diluted	4,873,106	4,884,656

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Sept. 30
	2013	2012
Net income	$3,229,651	$2,442,883
Unrealized gain from marketable securities, net of tax	244,389	617,655
Comprehensive income	$3,474,040	$3,060,538

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2013	2012
Revenue
Product sales	$13,205,755	$12,262,077
Contract research and development	272,358	1,023,624
Total revenue	13,478,113	13,285,701
Cost of sales	2,881,901	3,409,266
Gross profit	10,596,212	9,876,435
Expenses
Selling, general, and administrative	1,212,880	1,143,804
Research and development	1,839,374	1,300,284
Total expenses	3,052,254	2,444,088
Income from operations	7,543,958	7,432,347
Interest income	1,047,141	1,184,568
Income before taxes	8,591,099	8,616,915
Provision for income taxes	2,794,623	2,796,374
Net income	$5,796,476	$5,820,541
Net income per share – basic	$1.19	$1.21
Net income per share – diluted	$1.19	$1.19
Weighted average shares outstanding
Basic	4,857,279	4,825,095
Diluted	4,878,599	4,882,524

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2013	2012
Net income	$5,796,476	$5,820,541
Unrealized (loss) gain from marketable securities, net of tax	(610,646)	532,027
Comprehensive income	$5,185,830	$6,352,568

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2013		2012
OPERATING ACTIVITIES
Net income	$5,796,476	$5,820,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	380,272	291,531
Stock-based compensation	53,200	66,720
Excess tax benefits	-	(2,383)
Deferred income taxes	28,457	14,265
Changes in operating assets and liabilities:
Accounts receivable	(509,632)	723,158
Inventories	236,147	(293,112)
Prepaid expenses and other assets	63,341	(127,903)
Accounts payable and accrued expenses	(54,230)	(60,556)
Net cash provided by operating activities	5,994,031	6,432,261

INVESTING ACTIVITIES
Purchases of fixed assets	-	(1,019,269)
Purchases of marketable securities	(11,533,738)	(11,979,769)
Proceeds from maturities and sales of marketable securities	5,855,000	6,885,000
Net cash used in investing activities	(5,678,738)	(6,114,038)

FINANCING ACTIVITIES
Net proceeds from sale of stock	-	69,420
Excess tax benefits	-	2,383
Repurchase of common stock	(1,263,405)	-
Net cash (used in) provided by financing activities	(1,263,405)	71,803

(Decrease) increase in cash and cash equivalents	(948,112)	390,026
Cash and cash equivalents at beginning of period	2,509,683	1,544,536

Cash and cash equivalents at end of period	$1,561,571	$1,934,562

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,838,033	$2,920,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The results of operations for the quarter or six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2014.

 NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all applicable recently issued accounting pronouncements.

 NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 13,000 for the quarter and six months ended September 30, 2013 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock and are considered anti-dilutive. The following table reflects the components of common shares outstanding:

	Quarter Ended Sept. 30
	2013	2012
Weighted average common shares outstanding – basic	4,852,178	4,825,441
Effect of dilutive securities:
Stock options	20,435	57,363
Warrants	493	1,852
Shares used in computing net income per share – diluted	4,873,106	4,884,656

	Six Months Ended Sept. 30
	2013	2012
Weighted average common shares outstanding – basic	4,857,279	4,825,095
Effect of dilutive securities:
Stock options	20,798	55,646
Warrants	522	1,783
Shares used in computing net income per share – diluted	4,878,599	4,882,524

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of September 30, 2013, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$87,470,945	$8,330,034	$39,604,111	$39,536,800

     As of September 30 and March 31, 2013, our marketable securities were as follows:

	As of September 30, 2013				As of March 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$81,012,705	$1,802,036	$(348,139)	$82,466,602	$72,923,502	$2,378,845	$(4,187)	$75,298,160
Municipal bonds	4,970,757	47,682	(14,096)	5,004,343	7,381,223	81,058	(9,155)	7,453,126
Total	$85,983,462	$1,849,718	$(362,235)	$87,470,945	$80,304,725	$2,459,903	$(13,342)	$82,751,286

     The decrease in fair market value of municipal bonds as of September 30, 2013 compared to March 31, 2013 was primarily due to the maturation of four municipal bonds. The increase in fair market value of corporate bonds was primarily due to purchases of corporate bonds during the six months ended September 30, 2013.

     The following table presents the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2013:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2013
Corporate bonds	$26,514,541	$(348,139)	$-	$-	$26,514,541	$(348,139)
Municipal bonds	1,429,010	(14,096)	-	-	1,429,010	(14,096)
Total	$27,943,551	$(362,235)	$-	$-	$27,943,551	$(362,235)
As of March 31, 2013
Corporate bonds	$1,171,976	$(4,187)	$-	$-	$1,171,976	$(4,187)
Municipal bonds	508,607	(9,155)	-	-	508,607	(9,155)
Total	$1,680,583	$(13,342)	$-	$-	$1,680,583	$(13,342)

     Gross unrealized losses totaled $362,235 as of September 30, 2013, and were attributed to nine corporate bonds and one municipal bond out of a portfolio of 41 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased, and none had been in a continuous unrealized loss position for 12 months or greater. A substantial majority of the bonds we held were rated by Moody’s or Standard and Poor’s and had investment-grade credit ratings. For each bond, including each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of each of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at September 30, 2013.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	Sept. 30 2013	March 31 2013
Raw materials	$991,048	$1,312,011
Work in process	1,624,156	1,533,951
Finished goods	780,241	775,630
	3,395,445	3,621,592
Less inventory reserve	(295,000)	(285,000)
Total inventories	$3,100,445	$3,336,592

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $53,200 for the second quarter and first six months of fiscal 2014, and $66,720 for the second quarter and first six months of fiscal 2013. Stock-based compensation expenses for the quarters and six months ended September 30, 2013 and 2012 were non-cash, and due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2013, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2013 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $82,466,602 at September 30, 2013 and $75,298,160 at March 31, 2013.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $5,004,343 at September 30, 2013 and $7,453,126 at March 31, 2013.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PLAN
     We repurchased $1,263,405 of our Common Stock in the first six months of fiscal 2014. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of September 30, 2013. The repurchase program may be modified or discontinued at any time without notice.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2013. At September 30, 2013 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred taxes estimation.

Quarter ended September 30, 2013 compared to quarter ended September 30, 2012
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2013	2012
Revenue
Product sales	99.0%	89.8%	38.2%
Contract research and development	1.0%	10.2%	(88.2)%
Total revenue	100.0%	100.0%	25.4%
Cost of sales	20.6%	27.6%	(6.4)%
Gross profit	79.4%	72.4%	37.5%
Expenses
Selling, general, and administrative	9.0%	10.4%	8.6%
Research and development	12.0%	10.5%	43.2%
Total expenses	21.0%	20.9%	26.0%
Income from operations	58.4%	51.5%	42.2%
Interest income	7.1%	10.7%	(16.3)%
Income before taxes	65.5%	62.2%	32.2%
Provision for income taxes	21.3%	20.2%	32.1%
Net income	44.2%	42.0%	32.2%

     Total revenue for the quarter ended September 30, 2013 (the second quarter of fiscal 2014) increased 25% compared to the quarter ended September 30, 2012 (the second quarter of fiscal 2013). The increase was due to a 38% increase in product sales, partially offset by an 88% decrease in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to increased purchase volume by existing customers. The decrease in research and development revenue was due to completion of the majority of activities on a large contract and a challenging environment for new U.S. Government contract funding. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 79% of revenue for the second quarter of fiscal 2014 compared to 72% for the second quarter of fiscal 2013, due to a more favorable revenue mix and a more favorable product sales mix.

     Total expenses increased 26% for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013, primarily due to a 43% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities. Selling, general, and administrative expense can also fluctuate significantly depending on a number of factors including legal expenses.

     Interest income for the second quarter of fiscal 2014 decreased 16% due to lower interest rates on our marketable securities.

     The 32% increase in net income in the second quarter of fiscal 2014 compared to the prior-year quarter was primarily due to increased product sales and increased gross profit margin as a percentage of revenue, partially offset by decreased contract research and development revenue, increased expenses, and decreased interest income.

Six months ended September 30, 2013 compared to six months ended September 30, 2012
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2013	2012
Revenue
Product sales	98.0%	92.3%	7.7%
Contract research and development	2.0%	7.7%	(73.4)%
Total revenue	100.0%	100.0%	1.4%
Cost of sales	21.4%	25.7%	(15.5)%
Gross profit	78.6%	74.3%	7.3%
Expenses
Selling, general, and administrative	9.0%	8.6%	6.0%
Research and development	13.6%	9.8%	41.5%
Total expenses	22.6%	18.4%	24.9%
Income from operations	56.0%	55.9%	1.5%
Interest income	7.7%	8.9%	(11.6)%
Income before taxes	63.7%	64.8%	(0.3)%
Provision for income taxes	20.7%	21.0%	0.1%
Net income	43.0%	43.8%	(0.4)%

     Total revenue for the six months ended September 30, 2013 increased 1% compared to the six months ended September 30, 2012. The increase was due to an 8% increase in product sales, partially offset by a 73% decrease in contract research and development revenue.

     The increase in product sales from the prior-year period was due to increased purchase volume by existing customers. The decrease in research and development revenue was due to completion of the majority of activities on a large contract and a challenging environment for new U.S. Government contract funding. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 79% of revenue for the first six months of fiscal 2014 compared to 74% for the first six months of fiscal 2013, due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing.

     Total expenses increased 25% for the first six months of fiscal 2014 compared to the first six months of fiscal 2013, primarily due to a 41% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities.

     Interest income for the first six months of fiscal 2014 decreased 12% due to lower interest rates on our marketable securities.

     Net income was approximately the same in the first six months of fiscal 2014 compared to the prior-year period as increased product sales and increased gross profit margin as a percentage of revenue were offset by decreased contract research and development revenue, increased expenses, and decreased interest income.

Liquidity and capital resources
     At September 30, 2013 we had $89,032,516 in cash plus short-term and long-term marketable securities compared to $85,260,969 at March 31, 2013. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first six months of fiscal 2014 was due to $5,994,031 in net cash provided by operating activities less $1,263,405 for repurchases of our Common Stock and a $959,079 unrealized loss from marketable securities.

     We had no purchases of fixed assets in the first six months of fiscal 2014 because an expansion of production space and infrastructure upgrades were completed in the previous fiscal year. Our capital expenditures can vary significantly depending on our needs, equipment purchasing opportunities, and production expansion activities.

     We repurchased $1,263,405 of our Common Stock in the first six months of fiscal 2014. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of September 30, 2013. The repurchase program may be modified or discontinued at any time without notice.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of September 30, 2013 had remaining maturities between five and 258 weeks. Marketable securities had a market value of $87,470,945 at September 30, 2013, representing approximately 88% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended September 30, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock. The repurchase program may be modified or discontinued at any time without notice. Common Stock repurchases during the quarter ended September 30, 2013, all of which were made as part of our publicly announced program, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
July 1, 2013 – July 31, 2013	-	$-	-	$2,500,000
August 1, 2013 – August 31, 2013	18,361	$49.72	18,361	$1,587,122
September 1, 2013 – September 30, 2013	7,032	$49.85	7,032	$1,236,595
	25,393		25,393

Item 4. Mine Safety Disclosures.
     Not applicable.

Item 6. Exhibits.

Exhibit #	Description

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

October 23, 2013	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 23, 2013	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer