Form 10-Q
period 2013-12-31
NVE CORP /NEW/
filed 2014-01-22
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2013

or
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
Common Stock, $0.01 Par Value – 4,846,043 shares outstanding as of January 17, 2014

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2013 and 2012

          Statements of Comprehensive Income for the Quarters Ended December 31, 2013 and 2012

          Statements of Income for the Nine Months Ended December 31, 2013 and 2012

          Statements of Comprehensive Income for the Nine Months Ended December 31, 2013 and 2012

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Dec. 31, 2013	March 31, 2013*
ASSETS
Current assets
Cash and cash equivalents	$1,961,285	$2,509,683
Marketable securities, short term	10,293,147	9,711,029
Accounts receivable, net of allowance for uncollectible accounts of $15,000	1,789,490	2,521,395
Inventories	3,029,903	3,336,592
Deferred tax assets	241,599	-
Prepaid expenses and other assets	1,220,833	958,147
Total current assets	18,536,257	19,036,846
Fixed assets
Machinery and equipment	8,450,954	8,417,061
Leasehold improvements	1,499,454	1,499,454
	9,950,408	9,916,515
Less accumulated depreciation	6,829,363	6,228,122
Net fixed assets	3,121,045	3,688,393
Marketable securities, long term	80,584,799	73,040,257
Total assets	$102,242,101	$95,765,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$285,777	$422,092
Accrued payroll and other	833,330	918,060
Deferred taxes	-	440,736
Total current liabilities	1,119,107	1,780,888

Long-term deferred tax liabilities	282,342	-

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,846,043 issued and outstanding as of December 31, 2013; 4,862,436 issued and outstanding as of March 31, 2013	48,460	48,624
Additional paid-in capital	20,245,775	21,200,742
Accumulated other comprehensive income	795,251	1,557,726
Retained earnings	79,751,166	71,177,516
Total shareholders’ equity	100,840,652	93,984,608
Total liabilities and shareholders’ equity	$102,242,101	$95,765,496

*The March 31, 2013 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2013	2012
Revenue
Product sales	$6,448,407	$5,762,925
Contract research and development	25,290	762,296
Total revenue	6,473,697	6,525,221
Cost of sales	1,449,396	1,738,618
Gross profit	5,024,301	4,786,603
Expenses
Selling, general, and administrative	543,698	570,741
Research and development	905,246	501,325
Total expenses	1,448,944	1,072,066
Income from operations	3,575,357	3,714,537
Interest income	530,383	600,395
Income before taxes	4,105,740	4,314,932
Provision for income taxes	1,328,566	1,415,590
Net income	$2,777,174	$2,899,342
Net income per share – basic	$0.57	$0.60
Net income per share – diluted	$0.57	$0.60
Weighted average shares outstanding
Basic	4,842,565	4,847,619
Diluted	4,859,601	4,872,019

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Dec. 31
	2013	2012
Net income	$2,777,174	$2,899,342
Unrealized loss from marketable securities, net of tax	(151,829)	(22,474)
Comprehensive income	$2,625,345	$2,876,868

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2013	2012
Revenue
Product sales	$19,654,162	$18,025,002
Contract research and development	297,648	1,785,920
Total revenue	19,951,810	19,810,922
Cost of sales	4,331,297	5,147,884
Gross profit	15,620,513	14,663,038
Expenses
Selling, general, and administrative	1,756,578	1,714,545
Research and development	2,744,620	1,801,609
Total expenses	4,501,198	3,516,154
Income from operations	11,119,315	11,146,884
Interest income	1,577,524	1,784,963
Income before taxes	12,696,839	12,931,847
Provision for income taxes	4,123,189	4,211,964
Net income	$8,573,650	$8,719,883
Net income per share – basic	$1.77	$1.80
Net income per share – diluted	$1.76	$1.80
Weighted average shares outstanding
Basic	4,852,356	4,832,630
Diluted	4,868,040	4,856,851

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2013	2012
Net income	$8,573,650	$8,719,883
Unrealized (loss) gain from marketable securities, net of tax	(762,475)	509,553
Comprehensive income	$7,811,175	$9,229,436

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended Dec. 31
2013		2012
OPERATING ACTIVITIES
Net income	$8,573,650	$8,719,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	601,241	457,937
Stock-based compensation	53,200	66,720
Excess tax benefits	(67,044)	(2,383)
Deferred income taxes	102,118	27,320
Changes in operating assets and liabilities:
Accounts receivable	731,905	63,060
Inventories	306,689	(526,147)
Prepaid expenses and other assets	(262,686)	(173,167)
Accounts payable and accrued expenses	(221,045)	(211,143)
Net cash provided by operating activities	9,818,028	8,422,080

INVESTING ACTIVITIES
Purchases of fixed assets	(33,893)	(1,607,130)
Purchases of marketable securities	(17,879,202)	(17,438,274)
Proceeds from maturities and sales of marketable securities	8,555,000	9,850,000
Net cash used in investing activities	(9,358,095)	(9,195,404)

FINANCING ACTIVITIES
Net proceeds from sale of stock	188,030	69,428
Excess tax benefits	67,044	2,383
Repurchase of common stock	(1,263,405)	-
Net cash (used in) provided by financing activities	(1,008,331)	71,811

Decrease in cash and cash equivalents	(548,398)	(701,513)
Cash and cash equivalents at beginning of period	2,509,683	1,544,536

Cash and cash equivalents at end of period	$1,961,285	$843,023

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,213,033	$4,220,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. The results of operations for the quarter or nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2014.

 NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all applicable recently issued accounting pronouncements.

 NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 5,000 for the quarter and nine months ended December 31, 2012 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock and are considered anti-dilutive. The following table reflects the components of common shares outstanding:

	Quarter Ended Dec. 31
	2013	2012
Weighted average common shares outstanding – basic	4,842,565	4,847,619
Effect of dilutive securities:
Stock options	16,416	22,594
Warrants	620	1,806
Shares used in computing net income per share – diluted	4,859,601	4,872,019

	Nine Months Ended Dec. 31
	2013	2012
Weighted average common shares outstanding – basic	4,852,356	4,832,630
Effect of dilutive securities:
Stock options	15,128	22,430
Warrants	556	1,791
Shares used in computing net income per share – diluted	4,868,040	4,856,851

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of December 31, 2013, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$90,877,946	$10,293,147	$37,031,172	$43,553,627

     As of December 31 and March 31, 2013, our marketable securities were as follows:

	As of December 31, 2013				As of March 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$84,677,016	$1,716,210	$(493,700)	$85,899,526	$72,923,502	$2,378,845	$(4,187)	$75,298,160
Municipal bonds	4,951,910	30,521	(4,011)	4,978,420	7,381,223	81,058	(9,155)	7,453,126
Total	$89,628,926	$1,746,731	$(497,711)	$90,877,946	$80,304,725	$2,459,903	$(13,342)	$82,751,286

     The following table presents the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2013:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2013
Corporate bonds	$32,852,596	$(493,700)	$-	$-	$32,852,596	$(493,700)
Municipal bonds	1,429,217	(4,011)	-	-	1,429,217	(4,011)
Total	$34,281,813	$(497,711)	$-	$-	$34,281,813	$(497,711)
As of March 31, 2013
Corporate bonds	$1,171,976	$(4,187)	$-	$-	$1,171,976	$(4,187)
Municipal bonds	508,607	(9,155)	-	-	508,607	(9,155)
Total	$1,680,583	$(13,342)	$-	$-	$1,680,583	$(13,342)

     Gross unrealized losses totaled $497,711 as of December 31, 2013, and were attributed to ten corporate bonds and one municipal bond out of a portfolio of 41 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased, and none had been in a continuous unrealized loss position for 12 months or greater. A substantial majority of the bonds we held were rated by Moody’s or Standard and Poor’s and had investment-grade credit ratings. For each bond, including each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of each of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at December 31, 2013.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	Dec. 31 2013	March 31 2013
Raw materials	$996,686	$1,312,011
Work in process	1,502,406	1,533,951
Finished goods	825,811	775,630
	3,324,903	3,621,592
Less inventory reserve	(295,000)	(285,000)
Total inventories	$3,029,903	$3,336,592

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $53,200 for the first nine months of fiscal 2014, and $66,720 for the first nine months of fiscal 2013. Stock-based compensation expenses for the nine months ended December 31, 2013 and 2012 were non-cash, and due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of December 31, 2013, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2013 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $85,899,526 at December 31, 2013 and $75,298,160 at March 31, 2013.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $4,978,420 at December 31, 2013 and $7,453,126 at March 31, 2013.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 10. STOCK REPURCHASE PLAN
     We did not repurchase any of our Common Stock during the quarter ended December 31, 2013, and $1,263,405 in the nine months ended December 31, 2013. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of December 31, 2013. The repurchase program may be modified or discontinued at any time without notice.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2013. At December 31, 2013 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred taxes estimation.

Quarter ended December 31, 2013 compared to quarter ended December 31, 2012
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2013	2012
Revenue
Product sales	99.6%	88.3%	11.9%
Contract research and development	0.4%	11.7%	(96.7)%
Total revenue	100.0%	100.0%	(0.8)%
Cost of sales	22.4%	26.6%	(16.6)%
Gross profit	77.6%	73.4%	5.0%
Expenses
Selling, general, and administrative	8.4%	8.8%	(4.7)%
Research and development	14.0%	7.7%	80.6%
Total expenses	22.4%	16.5%	35.2%
Income from operations	55.2%	56.9%	(3.7)%
Interest income	8.2%	9.2%	(11.7)%
Income before taxes	63.4%	66.1%	(4.8)%
Provision for income taxes	20.5%	21.7%	(6.1)%
Net income	42.9%	44.4%	(4.2)%

     Total revenue for the quarter ended December 31, 2013 (the third quarter of fiscal 2014) decreased 1% compared to the quarter ended December 31, 2012 (the third quarter of fiscal 2013). The decrease was due to a 97% decrease in contract research and development revenue, partially offset by a 12% increase in product sales.

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

     Gross profit margin increased to 78% of revenue for the third quarter of fiscal 2014 compared to 73% for the third quarter of fiscal 2013, due to a more favorable revenue mix and a more favorable product sales mix.

     Total expenses increased 35% for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013, primarily due to an 81% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities. Selling, general, and administrative expense can also fluctuate significantly depending on a number of factors including legal expenses.

     Interest income for the third quarter of fiscal 2014 decreased 12% due to lower interest rates on our marketable securities.

     The 4% decrease in net income in the third quarter of fiscal 2014 compared to the prior-year quarter was primarily due to decreased contract research and development revenue, increased research and development expense, and decreased interest income, partially offset by increased product sales and increased gross profit margin as a percentage of revenue.

Nine months ended December 31, 2013 compared to nine months ended December 31, 2012
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2013	2012
Revenue
Product sales	98.5%	91.0%	9.0%
Contract research and development	1.5%	9.0%	(83.3)%
Total revenue	100.0%	100.0%	0.7%
Cost of sales	21.7%	26.0%	(15.9)%
Gross profit	78.3%	74.0%	6.5%
Expenses
Selling, general, and administrative	8.8%	8.6%	2.5%
Research and development	13.8%	9.1%	52.3%
Total expenses	22.6%	17.7%	28.0%
Income from operations	55.7%	56.3%	(0.2)%
Interest income	7.9%	9.0%	(11.6)%
Income before taxes	63.6%	65.3%	(1.8)%
Provision for income taxes	20.6%	21.3%	(2.1)%
Net income	43.0%	44.0%	(1.7)%

     Total revenue for the nine months ended December 31, 2013 increased 1% compared to the nine months ended December 31, 2012. The increase was due to an 9% increase in product sales, partially offset by an 83% decrease in contract research and development revenue.

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

     Gross profit margin increased to 78% of revenue for the first nine months of fiscal 2014 compared to 74% for the first nine months of fiscal 2013, due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing.

     Total expenses increased 28% for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013, primarily due to a 52% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities.

     Interest income for the first nine months of fiscal 2014 decreased 12% due to lower interest rates on our marketable securities.

     The 2% decrease in net income in the first nine months of fiscal 2014 compared to the prior-year period was primarily due to decreased contract research and development revenue, increased research and development expense, and decreased interest income, partially offset by increased product sales and increased gross profit margin as a percentage of revenue.

Liquidity and capital resources
     At December 31, 2013 we had $92,839,231 in cash plus short-term and long-term marketable securities compared to $85,260,969 at March 31, 2013. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first nine months of fiscal 2014 was primarily due to $9,818,028 in net cash provided by operating activities less $1,263,405 for repurchases of our Common Stock and a $1,197,542 unrealized loss from marketable securities.

     We had $33,893 in purchases of fixed assets in the first nine months of fiscal 2014. Purchases of fixed assets were $1,607,130 in the first nine months of fiscal 2013, primarily for expansion of production space and infrastructure upgrades. Our capital expenditures can vary significantly depending on our needs, equipment purchasing opportunities, and production expansion activities.

     We repurchased $1,263,405 of our Common Stock in the first nine months of fiscal 2014. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of December 31, 2013. The repurchase program may be modified or discontinued at any time without notice.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of December 31, 2013 had remaining maturities between one day and 58 months. Marketable securities had a market value of $90,877,946 at December 31, 2013, representing approximately 89% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

     During the quarter ended December 31, 2013, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NVE CORPORATION
(Registrant)

January 22, 2014	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 22, 2014	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer