Form 10-K
period 2014-03-31
NVE CORP /NEW/
filed 2014-06-06
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $137 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of May 2, 2014 was 4,851,043.
_______________

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our Proxy Statement for our 2014 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accounting Fees and Services.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to uncertainties related to the economic environments in the industries we serve, uncertainties related to direct and indirect U.S. Government funding, uncertainties relating to the revenue potential of new products, risks related to material weaknesses in our internal control over financial reporting, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

     The second type of spintronic structure we use is based on tunneling magnetoresistance (TMR). Such devices are known as Spin-Dependent Tunnel (SDT) junctions or Magnetic Tunnel Junctions (MTJs). SDT junctions use tunnel barriers that are so thin that electrons can “tunnel” through a normally insulating material to cause a resistance change. SDT barrier thicknesses can be in the range of one to four nanometers (less than ten molecular layers).

     In our products, the spintronic elements are connected to integrated circuitry and packaged in much the same way as conventional integrated circuits.

Our Strategy
     Our vision is to become the leading developer of practical spintronics technology and devices. We plan to do that by selling the products described below and licensing our MRAM technology. To grow product sales, we plan to broaden our sensor and coupler product lines, and longer term to target larger markets such as consumer electronics, automotive electronics, and biosensors.

Our Products and Markets
     We operate in one reportable segment.

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

     We have five lines of coupler products: cost-effective IL500-Series couplers; IL600-Series passive-input couplers; IL700/IL200-Series high-speed couplers; and IL4/IL3-Series isolated network couplers; and IL800-Series top-of-the-line couplers.

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

Sales and Product Distribution
     We rely on distributors who stock our products and sell them in more than 75 countries. Distributors of our products include Digi-Key Corporation, Premier Farnell plc companies, and Rhopoint Components Ltd. Our distributor agreements generally renew annually. In addition, Avago Technologies, a leading supplier of solid-state couplers, distributes private-branded versions of some of our couplers under an agreement that expires June 27, 2016. We may add other private-brand coupler partners in the future.

New Product Status
     In the past year we began marketing a number of new products including lines of:
•	high-performance couplers (the IL800-Series);
•	high isolation-voltage couplers (the V-Series);
•	couplers for battery management systems and in-car networks;
•	current sensors for factory automation and smart-grid applications; and
•	new sensors for medical devices.

     Long-term product development programs in fiscal 2014 included:
•	new sensors for medical devices;
•	isolated power convertors;
•	low-power couplers;
•	smaller couplers; and
•	antitamper sensors.

Our Competition
Industrial Sensor Competition
     Several other companies either make or may have the capability to make GMR or TMR sensors. Also, several competitors make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive as our GMR or TMR sensors.

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

Intellectual Property
Patents
     As of March 31, 2014 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

     Certain of our patents cover inventions we believe may be necessary for successful high-density, high-performance MRAMs. We believe U.S. patents 6,538,921 titled “Circuit Selection of Magnetic Memory Cells and Related Cell Structures,” and 6,744,086 titled “Current switched magnetoresistive memory cell” are particularly important. The 6,538,921 patent expires August 14, 2021. On September 16, 2012 the United States Patent and Trademark Office granted a request by Everspin Technologies, Inc. for an inter partes reexamination of patent 6,538,921. We have appealed an examiner’s decision to reject some of the claims of the patent, and that appeal is in process. The 6,744,086 patent expires May 15, 2022. On May 6, 2014 the 6,744,086 patent was reissued as RE 44,878.

     We also have patents on advanced MRAM designs that we believe are important, including patents that relate to magnetothermal MRAM, spin-momentum MRAM, and synthetic antiferromagnetic storage.

Trademarks
     “NVE” and “IsoLoop” are our registered trademarks. Other trademarks we claim include “GMR Switch” and “GT Sensor.”

Seasonality
     In some years we have observed weak product sales late in the calendar year, possibly due to ordering patterns or customer vacations and shutdowns. We cannot predict whether this seasonal pattern will occur in future years.

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

Dependence on Major Customers
     We rely on several large customers for a significant percentage of our revenue, including Phonak AG; St. Jude Medical, Inc.; certain other medical device manufacturers; and certain distributors. The loss of one or more of these customers could have a material adverse effect on us.

Firm Backlog
     As of March 31, 2014 we had $165,308 of contract research and development backlog we believed to be firm, compared to $194,416 as of March 31, 2013. We expect the firm backlog as of March 31, 2014 to be filled in fiscal 2015. All of our backlog as of March 31, 2014 was from agencies of the U.S. Government. U.S. Government orders that are not yet funded, or contracts awarded but not yet signed, are not included in firm backlog. We do not believe any material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. Government. There can be no assurance of additional contracts or follow-on contracts for expired or completed U.S. Government or other contracts.

    Our product sales are made primarily under standard purchase orders, which are generally cancellable. Therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories, as well as related underlying technologies. We spent $3,131,430 for fiscal 2014, $2,304,710 for fiscal 2013, and $1,887,297 for fiscal 2012 in company-sponsored research and development activities. Additionally, we spent $794,071 during fiscal 2014, $2,040,640 during fiscal 2013, and $3,261,191 during fiscal 2012 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as non-government entities.

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

Number of Employees
     We had 54 employees as of March 31, 2014. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     Foreign sales accounted for approximately 57% of our revenue in fiscal 2014. More information about geographic areas is contained in “Note 8 – Concentrations” to the Financial Statements included in this report.

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
     We rely on several large customers for a significant percentage of our revenue. These large customers include Phonak AG; St. Jude Medical, Inc.; certain other medical device manufacturers; and certain distributors. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled. Any decreases in purchase quantities or purchase prices, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

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
     Our agreement with Avago Technologies, Inc., as amended, expires June 27, 2016; our Phonak AG Supply Agreement expires March 31, 2015; and our Supplier Partnering Agreement with St. Jude Medical, as amended, expires January 1, 2016. We cannot predict if any of these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past three fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason could hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is affected by Government budgets and priorities that can change and over which we have no control, and delays in such funding can occur for a number of reasons. Interruptions in the Government funding process such as federal budget delays, debt ceiling limitations, partial shutdowns, sequestration, or Department of Defense spending cuts, may impact Government contract funding. Furthermore, a significant portion of our Government funding has been through Small Business Innovation Research (SBIR) or Small Business Technology Transfer Research (STTR) contracts. SBIR/STTR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense.

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
     Some of our customers, including certain medical device manufacturers, have stringent technical and quality requirements that require our products to meet certain test and qualification criteria or to adopt and comply with specific quality standards. Certain customers also periodically audit our performance. Failure to meet technical or quality requirements or a negative customer audit could result in the loss of current sales revenue, customers, and future sales.

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

Some of our products are incorporated into medical devices, which could expose us to a risk of product liability claims and such claims could seriously harm our business and financial condition.
     Certain of our products are used in medical devices, including devices that help sustain human life. We are also marketing our technology to other manufacturers of cardiac pacemakers and ICDs. Although we have indemnification agreements with certain customers including provisions designed to limit our exposure to product liability claims, there can be no assurance that we will not be subject to losses, claims, damages, liabilities, or expenses resulting from bodily injury or property damage arising from the incorporation of our products in devices sold by our customers. Our indemnifying customers may not have the financial resources to cover all liability. Existing or future laws or unfavorable judicial decisions could limit or invalidate the provisions of our indemnification agreements, or the agreements may not be enforceable in all instances. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition.

Federal legislation may not protect us against liability for the use of our products in medical devices and a successful liability claim could seriously harm our business and financial condition.
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

Any malfunction of our products in existing medical devices could lead to the need to recall devices incorporating our products from the market, which may be harmful to our reputation and cause a significant loss of revenue.
     Any malfunction of our products could lead to the need to recall existing medical devices incorporating our products from the market, which may be harmful to our reputation because it is dependent on product safety and efficacy. Even if assertions that our products caused or contributed to device failure do not lead to product liability or contract claims, such assertions could harm our reputation and our customer relationships. Any damage to our reputation and/or the reputation of our products, or the reputation of our customers or their products could limit the market for our and our customers’ products and harm our results of operations.

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
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, and the high isolation voltage specifications of our couplers, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. We have alternate vendors or potential alternate vendors for the substantial majority of our product sales, but it could prove expensive, time-consuming, or technically challenging to convert certain products to an alternate vendor. We might not be able to recover work in process or finished goods in their possession if one of our packaging vendors were to become insolvent or disrupted by acts of God, including floods, typhoons, or earthquakes. Furthermore, an alternate vendor may not have sufficient capacity available to meet our requirements. Supply from one of our packaging vendors, Circuit Electronic Industries Public Co., Ltd. (“CEI”) of Ayutthaya, Thailand is at risk because it has been operating under voluntary debt rehabilitation under Thailand law since 2005, and was severely damaged by flooding of its facility in 2011. CEI and certain other packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels and other potential effects of climate change. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales were approximately 57% of our revenue for fiscal 2014, and we expect foreign sales to continue to represent a significant portion of our revenue. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

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
     We protect our proprietary technology and intellectual property by seeking patents, trademarks, and copyrights, and by maintaining trade secrets through entering into confidentiality agreements with employees, suppliers, customers, and prospective customers depending on the circumstances. We hold patents or are the licensee of others owning patented technology covering certain aspects of our products and technology. These patent rights may be challenged, rendered unenforceable, invalidated, or circumvented. Two of our patents have been subject to inter partes reexamination proceedings by the U.S. Patent and Trademark Office initiated by Everspin Technologies, Inc. as a defensive action in connection with our litigation against Everspin. The claims of one of the patents were invalidated, and a final adverse decision on the other inter partes reexamination or any future reexamination proceedings could invalidate some or all of the patent claims. Additionally, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. We have filed a patent infringement lawsuit against Everspin and at least several other companies have described designs that we believe may infringe on our patents if such designs were commercialized. Efforts to enforce patent rights can involve substantial expense and may not be successful. Furthermore, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe on patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to enforce our patents against Motorola, Freescale, or Everspin.
     Our Patent License Option Agreement with Motorola provided for termination on December 31, 2005 or on the date Motorola ceases manufacturing MRAM Products, whichever is later. We believe such a termination is likely to have occurred as a result of Motorola apparently having eliminated its ability to manufacture MRAM Products through its spinoff of Freescale. In 2008 Freescale announced that it had transferred its MRAM technology and intellectual property to an independent company, Everspin Technologies, Inc. We believe we are free to negotiate a new agreement with Freescale or Everspin, or an assignment of the Motorola Patent License Option Agreement, but we have said we would do so only with amendments thereto. A settlement agreement by and between Everspin and us limits our rights to sue Everspin for patent infringement and prevents us from asserting three specific patents against Everspin. There can be no assurance that we can successfully enforce any of our other patents, or that any agreement will be reached with Freescale or Everspin, or that NVE would receive any value under the existing agreement with Motorola or any value under any such further agreement with Freescale or Everspin.

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
     At March 31, 2014, we held $94,382,401 in short-term and long-term marketable securities, representing approximately 90% of our total assets. A number of the securities we hold have been downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows.

We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in material financial misstatements.
     As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to insufficient segregation of duties within the financial reporting and information technology environments, in conjunction with insufficient documented controls within revenue and journal entry processes, insufficient documentation regarding precision of monitoring controls and insufficient compensating reconciliation and review controls to prevent a more than remote possibility of a material misstatement of our annual or interim financial statements. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in the 1992 Internal Control – An Integrated Framework. We have implemented new controls to remediate these material weaknesses, but these new controls have not yet been fully tested. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our financial statements could contain material misstatements and we could be required to adjust or restate our financial results.

We do not currently plan to pay dividends.
     We have never declared or paid cash dividends on our Common Stock and do not currently plan any dividends. If we do not pay dividends, our stock may be less valuable to you because you will only have a return on your investment if our stock price appreciates.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us or our competitors;
•	the announcement of new products, product enhancements, contracts, or license agreements by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	changes in demand for our customers’ products;
•	quarterly variations in our operating results, revenue, or revenue growth rates;
•	changes in revenue estimates, earnings estimates, or market projections by market analysts;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve;
•	legal proceedings involving us, including intellectual property litigation or class action litigation; and
•	our stock repurchase and dividend policies and decisions.

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344. The space consists of 21,362 square feet of offices, laboratories, and production areas. The space is owned by the Barbara C. Gage Revocable Trust and leased under an agreement expiring December 31, 2020. The facility is currently being utilized at less than maximum capacity to allow for growth, and we believe the facility is adequate to meet our current requirements. We hold no investments in real estate.

ITEM 3. LEGAL PROCEEDINGS.
     In the ordinary course of business we may become involved in litigation. Other than as set forth below, at this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

     On January 3, 2012 we filed a lawsuit against Everspin Technologies, Inc. in the U.S. District Court for the Minnesota District alleging infringement of U.S. patents 6,275,411, 6,349,053, and 6,538,921, all of which are assigned to us. The lawsuit is based on Everspin’s sale of magnetoresistive random access memory, commonly known as MRAM. The lawsuit seeks an injunction for Everspin to cease using NVE’s patented technology and provide compensation for Everspin’s past infringement. On May 24, 2012 Everspin filed an answer denying our allegations and filed counterclaims. The Court ordered all proceedings in the case stayed until June 30, 2014. The U.S. Patent and Trademark Office granted requests by Everspin for inter partes reexaminations of U.S. patent 6,349,053 on May 16, 2012, and of U.S. patent 6,538,921 on September 19, 2012. Both patents are patents in suit. We appealed examiners’ decisions to reject the claims of patent 6,349,053 and some of the claims of patent 6,538,921. On February 3, 2014 the U.S. Patent and Trademark Office Patent Trial and Appeal Board affirmed an examiner’s decision to reject the claims of patent 6,349,053. Our appeal of the examiner’s decision to reject some of the claims of patent 6,538,921 is in process.

     On February 24, 2012, Everspin filed a patent infringement lawsuit against us in the U.S. District Court for the Minnesota District, alleging certain NVE products infringe on U.S. patents 5,861,328 and 5,831,920, both of which are owned by Everspin. The lawsuit sought an injunction and compensation. On March 13, 2014, the Court granted in part and denied in part an Everspin motion for summary judgment for infringement of patent 5,861,328, and granted our motion for summary judgment on laches relating to patent 5,861,328.

     On April 7, 2014 we signed a settlement agreement by and between Everspin and us in which the parties agreed to the dismissals, with prejudice, of our lawsuit against Everspin and Everspin’s lawsuit against us. The parties further agreed not to assert patents in those lawsuits against the other party in the future, and Everspin agreed not to participate in the current inter partes reexamination proceedings pending against NVE’s 6,349,053 and 6,538,921 patents. On April 9, 2014, the Court ordered the dismissal, with prejudice, of Everspin’s lawsuit against us.

ITEM 4. MINE SAFETY DISCLOSURES.
     Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years:
	Quarter Ended
	3/31/14	12/31/13	9/30/13	6/30/13	3/31/13	12/31/12	9/30/12	6/30/12
High	$60.49	$59.42	$51.61	$55.99	$56.49	$61.47	$60.96	$57.48
Low	$53.84	$50.51	$46.33	$46.66	$52.52	$47.40	$48.61	$46.35

Shareholders, Dividends, and Securities Authorized for Issuance Under Equity Compensation Plans
     We had approximately 103 shareholders of record and 5,181 total shareholders as of April 15, 2014. We have not declared or paid any cash dividends on our Common Stock in the two most recent fiscal years. We currently do not intend to pay any dividends on our common stock and we may never pay dividends. Any determination in the foreseeable future to pay dividends will depend on our financial condition, operating results, tax considerations, and other factors considered relevant by our board of directors. Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2014 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Performance Graph
     The graph below compares the performance of our Common Stock to the cumulative five-year performance of the NASDAQ Industrial Index and the SmallTimes Index of Companies Involved in Micro- and Nanotech. NVE is included in both indices. The graph and table assume $100 was invested on March 31, 2009 in each of our Common Stock, the NASDAQ Industrial Index, and the SmallTimes Index, with reinvestment of dividends.

	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014
NVE Corporation	$100.00	$157.24	$195.56	$183.96	$195.83	$197.99
SmallTimes Index	$100.00	$141.97	$154.38	$160.05	$168.50	$195.37
NASDAQ Industrial Index	$100.00	$166.04	$208.55	$219.88	$255.82	$320.62

Stock Repurchase Program
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of March 31, 2014. The repurchase program may be modified or discontinued at any time without notice. See “Note 10 – Stock Repurchase Program” of the Financial Statements included in this Report for information on stock repurchases by quarter.

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

	Balance Sheet Data as of March 31
	2014	2013	2012	2011	2010
Cash, cash equivalents, and marketable securities	$95,644,701	$85,260,969	$73,541,463	$62,179,707	$49,543,766
Total assets	$105,242,043	$95,765,496	$83,126,763	$71,836,225	$57,462,914
Total shareholders’ equity	$103,704,641	$93,984,608	$81,458,858	$69,970,549	$55,953,294
	Income Statement Data for Years Ended March 31
	2014	2013	2012	2011	2010
Revenue
Product sales	$25,512,028	$24,434,823	$25,151,822	$26,024,823	$22,665,860
Contract research and development	422,879	2,598,596	3,427,398	5,172,240	5,481,325
Total revenue	$25,934,907	$27,033,419	$28,579,220	$31,197,063	$28,147,185

Gross profit	$20,214,630	$20,008,238	$19,253,709	$21,413,365	$19,834,170
Income from operations	$14,393,816	$15,196,854	$14,273,048	$17,669,770	$16,298,536
Net cash provided by operating activities	$12,401,424	$12,645,302	$12,811,910	$12,808,807	$12,463,616
Net income	$11,135,875	$11,828,838	$11,381,095	$13,360,945	$11,999,344
Net income per share – diluted	$2.29	$2.43	$2.34	$2.76	$2.47

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

Investment Valuation
     Our investments consist primarily of corporate and municipal obligations. We have generally invested excess cash in high-quality investment grade long-term marketable securities with less than five years to maturity. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair value and any associated unrealized gain or losses, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss).” If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized to net income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and could result in other-than-temporary decline in value, which could have an adverse impact on our results of operations.

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $295,000 at March 31, 2014 and $285,000 at March 31, 2013.

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

     As of March 31, 2014 our net deferred tax liabilities were $117,213 compared to $440,736 as of March 31, 2013. Net deferred tax liabilities included $120,008 in deferred tax assets for stock-based compensation deductions as of March 31, 2014 and $145,592 as of March 31, 2013. Utilization of certain of our deferred tax assets is subject to limitations based on Internal Revenue Code Section 382.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2014	2013	2012	2013 to 2014	2012 to 2013
Revenue
Product sales	98.4%	90.4%	88.0%	4.4%	(2.9)%
Contract research and development	1.6%	9.6%	12.0%	(83.7)%	(24.2)%
Total revenue	100.0%	100.0%	100.0%	(4.1)%	(5.4)%
Cost of sales	22.1%	26.0%	32.6%	(18.6)%	(24.7)%
Gross profit	77.9%	74.0%	67.4%	1.0%	3.9%
Expenses
Selling, general, and administrative	8.6%	8.3%	8.4%	(0.2)%	(5.9)%
Research and development	13.8%	9.5%	9.1%	39.5%	(1.1)%
Total expenses	22.4%	17.8%	17.5%	21.0%	(3.4)%
Income from operations	55.5%	56.2%	49.9%	(5.3)%	6.5%
Interest income	8.2%	8.7%	8.3%	(10.1)%	0.4%
Income before taxes	63.7%	64.9%	58.2%	(5.9)%	5.6%
Income tax provision	20.8%	21.1%	18.4%	(6.1)%	9.3%
Net income	42.9%	43.8%	39.8%	(5.9)%	3.9%

     Total revenue for fiscal 2014 decreased 4% compared to fiscal 2013, and decreased 5% in fiscal 2013 compared to fiscal 2012. The decrease in total revenue in fiscal 2014 was due to an 84% decrease in contract research and development revenue, partially offset by a 4% increase in product sales. The decrease in fiscal 2013 was due to a 24% decrease in contract research and development revenue and a 3% decrease in product sales. The decreases in contract research and development revenue for fiscal 2014 compared to fiscal 2013 and for fiscal 2013 compared to fiscal 2012 were due to completion of certain contracts and contract activities and a challenging environment for government contract funding. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts. The increase in product sales for fiscal 2014 was primarily due to increased purchase volume by existing customers, and the decrease in product sales for fiscal 2013 was due to decreased purchase volume by existing customers.

     Gross profit margin increased to 78% of revenue for fiscal 2014 from 74% for fiscal 2013 due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing. Gross profit margin increased to 74% for fiscal 2013 from 67% for fiscal 2012 due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing.

     Total expenses increased 21% for fiscal 2014 compared to fiscal 2013 and decreased 3% for fiscal 2013 compared to fiscal 2012. The increase in total expenses in fiscal 2014 compared to fiscal 2013 was due to a 39% increase in research and development expense. The increase in research and development expense was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities. The decrease in total expenses in fiscal 2013 compared to fiscal 2012 was due to a 1% decrease in research and development expense and a 6% decrease in selling, general, and administrative expense. The decrease in selling, general, and administrative expense in fiscal 2013 was primarily due to a reduction in staffing.

     Interest income decreased 10% in fiscal 2014 compared to fiscal 2013, and was approximately the same for fiscal 2013 as fiscal 2012. For fiscal 2014, a decrease in interest rates earned on reinvested funds was partially offset by an increase in interest-bearing marketable securities. For fiscal 2013, the increase in interest-bearing marketable securities was offset by a decrease in interest rates earned on reinvested funds.

     The effective income tax rate in fiscal 2014 was 33% of income before taxes, compared to 33% for fiscal 2013 and 32% for fiscal 2012. Our effective tax rates can fluctuate due to a number of factors, including Federal and state tax rates and regulations, the mix between taxable and tax-exempt securities in our marketable securities, and other factors, some of which are outside our control.

     Net income decreased 6% in fiscal 2014 compared to fiscal 2013, primarily due to decreased contract research and development revenue, increased research and development expense, and decreased interest income, partially offset by increased product sales and increased gross profit margin as a percentage of revenue. Net income increased 4% in fiscal 2013 compared to fiscal 2012 primarily due to increased gross profit margin and decreased expenses, partially offset by decreased revenue and increased taxes.

Liquidity and Capital Resources
     Our primary source of working capital for fiscal years 2012 through 2014 was cash provided by operating activities related to product sales and research and development contract revenue. At March 31, 2014 we had $95,644,701 in cash plus short-term and long-term marketable securities compared to $85,260,969 at March 31, 2013. All of our marketable securities were classified as available for sale. The $10,383,732 increase in cash plus marketable securities was primarily due to $12,401,424 in net cash provided by operating activities, partially offset by $1,263,405 in repurchases of our Common Stock and a $1,067,800 net unrealized loss from marketable securities.

     Purchases of fixed assets were $160,718 during fiscal 2014 compared to $1,824,324 in fiscal 2013 and $1,480,237 in fiscal 2012. Purchases were primarily for capital equipment and leasehold improvements to increase our production capacity and were financed with cash provided by operating activities. Purchases of fixed assets could increase significantly in future years compared to fiscal 2014 and our capital expenditures can vary significantly from year to year depending on our needs, equipment purchasing opportunities, and production expansion activities.

     We repurchased $1,263,405 of our Common Stock in fiscal 2014 and did not repurchase any in fiscal 2013 or 2012. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of March 31, 2014. The repurchase program may be modified or discontinued at any time without notice.

     For the past three fiscal years, after purchasing fixed assets and repurchasing our Common Stock, we invested excess cash provided by operating activities in long-term marketable securities. As of March 31, 2014 our marketable securities had remaining maturities between one month and 258 weeks (see “Note 4 – Marketable Securities” to the Financial Statements, included elsewhere in this Report for additional information). As our marketable securities mature, we currently plan to either use the proceeds to meet future capital needs or reinvest the proceeds in other marketable securities.

     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1–3 Years	3–5 Years	>5 Years
Operating lease obligations	$1,895,391	$272,600	$552,302	$564,530	$505,959
Purchase obligations	291,485	291,485	-	-	-
Total	$2,186,876	$564,085	$552,302	$564,530	$505,959

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” to the Financial Statements, included elsewhere in this report, provides additional information about our lease obligations. Purchase obligations as of March 31, 2014 consisted of raw materials purchase commitments. We expect to meet these obligations from cash provided by operating activities or proceeds from maturities of marketable securities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. We had no fixed asset purchase obligations as of March 31, 2014. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures and obligations in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2015.

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

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2014 had remaining maturities between one month and 258 weeks. Marketable securities had a market value of $94,382,401 at March 31, 2014, representing approximately 90% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2014 and 2013, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013
Revenue
Product sales	$5,857,866	$6,448,407	$7,231,149	$5,974,606
Contract research and development	125,231	25,290	70,031	202,327
Total revenue	5,983,097	6,473,697	7,301,180	6,176,933
Cost of sales	1,388,980	1,449,396	1,503,546	1,378,355
Gross profit	4,594,117	5,024,301	5,797,634	4,798,578
Expenses
Selling, general, and administrative	478,897	543,698	660,076	552,804
Research and development	840,719	905,246	876,463	962,911
Total expenses	1,319,616	1,448,944	1,536,539	1,515,715
Income from operations	3,274,501	3,575,357	4,261,095	3,282,863
Income before taxes	3,819,110	4,105,740	4,781,897	3,809,202
Net income	$2,562,225	$2,777,174	$3,229,651	$2,566,825
Net income per share – diluted	$0.53	$0.57	$0.66	$0.53
	Unaudited; Quarter Ended
	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012
Revenue
Product sales	$6,409,821	$5,762,925	$5,231,332	$7,030,745
Contract research and development	812,676	762,296	591,464	432,160
Total revenue	7,222,497	6,525,221	5,822,796	7,462,905
Cost of sales	1,877,297	1,738,618	1,606,913	1,802,353
Gross profit	5,345,200	4,786,603	4,215,883	5,660,552
Expenses
Selling, general, and administrative	526,018	570,741	607,694	536,110
Research and development	769,212	501,325	612,258	688,026
Total expenses	1,295,230	1,072,066	1,219,952	1,224,136
Income from operations	4,049,970	3,714,537	2,995,931	4,436,416
Income before taxes	4,624,610	4,314,932	3,617,881	4,999,034
Net income	$3,108,955	$2,899,342	$2,442,883	$3,377,658
Net income per share – diluted	$0.64	$0.60	$0.50	$0.69

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control related to insufficient segregation of duties within the financial accounting and information technology environments, in conjunction with insufficient documented controls within revenue and journal entry processes, insufficient documentation regarding precision of monitoring controls and insufficient compensating reconciliation and review controls, our disclosure controls and procedures were not effective as of as of March 31, 2014.

     Notwithstanding the material weaknesses discussed below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control – Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in the 1992 Internal Control – Integrated Framework, management has concluded that the company’s internal control over financial reporting was not effective as of March 31, 2014, due to material weaknesses in its internal control over financial reporting, specifically control deficiencies in internal controls related to insufficient segregation of duties within the financial accounting and information technology environments, in conjunction with insufficient documented controls within revenue and journal entry processes, insufficient documentation regarding precision of monitoring controls and insufficient compensating reconciliation and review controls. We have implemented new controls as remediation of the material weaknesses, however they have not been operating for a sufficient period of time to allow for the evaluation of operating effectiveness.

     Our management does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NVE have been detected.

     The company’s independent registered public accounting firm, Grant Thornton LLP, was appointed by the Audit Committee of our Board of Directors and ratified by our shareowners. Grant Thornton has audited our internal control over financial reporting as of March 31, 2014, as stated in their report contained in Item 8 of this Report.

Changes in Internal Controls
     During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2014 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2014 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firms During Fiscal 2014 and 2013” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2014 Annual Meeting of Shareholders is incorporated by reference into this section.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits
     A list of exhibits is on the following page.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to the Form 8-K filed December 19, 2007).
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease between the company and Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease between the company and Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Notification from Carlson Real Estate Company, Inc. relating to change in building ownership (incorporated by reference to the Form 8-K filed October 11, 2005).
10.5	Third amendment to lease between the company and Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.6	Letter from Carlson Real Estate relating to transfer of building title (incorporated by reference to the Form 8-K/A filed April 15, 2011).
10.7	Fourth amendment to lease between the company and the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
10.8*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.9*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.10+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2001).
10.11	Amendment dated October 18, 2002 to Agreement between the company and Agilent (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
10.12	Report of completion of the divestiture of Agilent’s Semiconductor Products business (incorporated by reference to the Form 8-K/A filed December 6, 2005).
10.13+	Amendment No. 2 to OEM Purchase Agreement between Agilent and the company (incorporated by reference to the Form 8-K/A filed September 11, 2007).
10.14	Amendment No. 3 to Agreement between the company and Agilent (incorporated by reference to the Form 8-K/A filed June 28, 2010).
10.15	Amendment No. 4 to Agreement between the company and Agilent (incorporated by reference to the Form 8-K/A filed July 1, 2013).
10.16	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.17+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.18+	Amendment No. 1 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 10, 2007).
10.19+	Amendment No. 2 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed December 18, 2009).
10.20+	Amendment No. 3 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 16, 2010).
10.21	Amendment No. 4 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.22	Supply Agreement by and between the company and Phonak AG (incorporated by reference to the Form 8-K filed May 6, 2009).
10.23+	Amendment to Supply Agreement by and between the company and Phonak (incorporated by reference to the Form 8-K/A filed January 12, 2011).
23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date    June 6, 2014

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	June 6, 2014
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	June 6, 2014
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	June 6, 2014
/s/James D. Hartman James D. Hartman	Director	June 6, 2014
/s/Patricia M. Hollister Patricia M. Hollister	Director	June 6, 2014
/s/Robert H. Irish Robert H. Irish	Director	June 6, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the internal control over financial reporting of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Insufficient segregation of duties within the financial accounting and information technology environments, in conjunction with insufficient documented controls within revenue and journal entry processes, insufficient documentation regarding precision of monitoring controls and insufficient compensating reconciliation and review controls, when considered individually and in the aggregate represent material weaknesses.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended March 31, 2014. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated June 6, 2014, which expressed unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s remediation plans for the identified material weaknesses.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
June 6, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheet of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2014, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation as of March 31, 2014, and the results of its operations and its cash flows for the year ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 6, 2014 expressed an adverse opinion thereon.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
June 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheet of NVE Corporation as of March 31, 2013, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2013, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 1, 2013

NVE CORPORATION
BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$1,262,300	$2,509,683
Marketable securities, short term	12,360,091	9,711,029
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,331,574	2,521,395
Inventories	3,207,333	3,336,592
Deferred tax assets	237,387	-
Prepaid expenses and other assets	816,276	958,147
Total current assets	20,214,961	19,036,846
Fixed assets
Machinery and equipment	8,536,010	8,417,061
Leasehold improvements	1,499,454	1,499,454
	10,035,464	9,916,515
Less accumulated depreciation	7,030,692	6,228,122
Net fixed assets	3,004,772	3,688,393
Marketable securities, long term	82,022,310	73,040,257
Total assets	$105,242,043	$95,765,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$374,127	$422,092
Accrued payroll and other	808,675	918,060
Deferred taxes	-	440,736
Total current liabilities	1,182,802	1,780,888

Long-term deferred tax liabilities	354,600	-

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,851,043 issued and outstanding as of March 31, 2014 and 4,862,436 and issued and outstanding as of March 31, 2013	48,510	48,624
Additional paid-in capital	20,464,883	21,200,742
Accumulated other comprehensive income	877,857	1,557,726
Retained earnings	82,313,391	71,177,516
Total shareholders’ equity	103,704,641	93,984,608
Total liabilities and shareholders’ equity	$105,242,043	$95,765,496

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2014	2013	2012
Revenue
Product sales	$25,512,028	$24,434,823	$25,151,822
Contract research and development	422,879	2,598,596	3,427,398
Total revenue	25,934,907	27,033,419	28,579,220
Cost of sales	5,720,277	7,025,181	9,325,511
Gross profit	20,214,630	20,008,238	19,253,709
Expenses
Selling, general, and administrative	2,235,475	2,240,563	2,380,603
Research and development	3,585,339	2,570,821	2,600,058
Total expenses	5,820,814	4,811,384	4,980,661
Income from operations	14,393,816	15,196,854	14,273,048
Interest income	2,122,133	2,359,603	2,350,191
Income before taxes	16,515,949	17,556,457	16,623,239
Provision for income taxes	5,380,074	5,727,619	5,242,144
Net income	$11,135,875	$11,828,838	$11,381,095
Net income per share – basic	$2.30	$2.44	$2.37
Net income per share – diluted	$2.29	$2.43	$2.34
Weighted average shares outstanding
Basic	4,851,460	4,839,810	4,796,227
Diluted	4,867,691	4,863,546	4,863,471

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2014	2013	2012
Net income	$11,135,875	$11,828,838	$11,381,095
Unrealized (loss) gain from marketable securities, net of tax	(679,869)	470,270	27,018
Comprehensive income	$10,456,006	$12,299,108	$11,408,113

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at March 31, 2011	4,776,198	$47,762	$20,894,766	$1,060,438	$47,967,583	$69,970,549
Exercise of stock options	48,547	485	(449)			36
Comprehensive income:
Unrealized gain on marketable securities, net of tax				27,018	27,018
Net income					11,381,095	11,381,095
Total comprehensive income						11,408,113
Stock-based compensation			80,160			80,160
Balance at March 31, 2012	4,824,745	48,247	20,974,477	1,087,456	59,348,678	81,458,858
Exercise of stock options	37,691	377	143,811			144,188
Comprehensive income:
Unrealized gain on marketable securities, net of tax				470,270	470,270
Net income					11,828,838	11,828,838
Total comprehensive income						12,299,108
Stock-based compensation			66,720			66,720
Tax benefit of stock- based compensation			15,734			15,734
Balance at March 31, 2013	4,862,436	48,624	21,200,742	1,557,726	71,177,516	93,984,608
Exercise of stock options	14,000	140	416,620			416,760
Repurchase of common stock	(25,393)	(254)	(1,263,151)			(1,263,405)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(679,869)	(679,869)
Net income					11,135,875	11,135,875
Total comprehensive income						10,456,006
Stock-based compensation			53,200			53,200
Tax benefit of stock- based compensation			57,472			57,472
Balance at March 31, 2014	4,851,043	$48,510	$20,464,883	$877,857	$82,313,391	$103,704,641

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$11,135,875	$11,828,838	$11,381,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	844,339	647,163	500,121
Stock-based compensation	53,200	66,720	80,160
Excess tax benefits	(57,472)	(15,734)	-
Deferred income taxes	121,881	51,262	(12,850)
Changes in operating assets and liabilities
Accounts receivable	189,821	163,445	911,399
Inventories	129,259	(107,216)	114,481
Prepaid expenses and other assets	141,871	201,705	25,454
Accounts payable and accrued expenses	(157,350)	(190,881)	(187,950)
Net cash provided by operating activities	12,401,424	12,645,302	12,811,910

INVESTING ACTIVITIES
Purchases of fixed assets	(160,718)	(1,824,324)	(1,480,237)
Purchases of marketable securities	(22,753,916)	(27,209,753)	(18,501,362)
Proceeds from maturities and sales of marketable securities	10,055,000	17,194,000	7,761,980
Net cash used in investing activities	(12,859,634)	(11,840,077)	(12,219,619)

FINANCING ACTIVITIES
Net proceeds from sale of common stock	416,760	144,188	36
Excess tax benefits	57,472	15,734	-
Repurchase of common stock	(1,263,405)	-	-
Net cash (used in) provided by financing activities	(789,173)	159,922	36

Increase (decrease) in cash and cash equivalents	(1,247,383)	965,147	592,327
Cash and cash equivalents at beginning of year	2,509,683	1,544,536	952,209

Cash and cash equivalents at end of year	$1,262,300	$2,509,683	$1,544,536

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$5,263,033	$5,202,616	$5,207,565

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We operate in one reportable segment.

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

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs for other-than-temporary impairment were required on available-for-sale securities during fiscal 2014, 2013, or 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts
     We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2014, 2013, or 2012.

Inventories
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. We record inventory reserves when we determine certain inventory is unlikely to be sold based on sales trends, turnover, competition, and other market factors.

Product Warranty
     In general we warranty our products to be free from defects in material and workmanship for one year.

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment, and furniture and fixtures is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We have not identified any indicators of impairment during fiscal 2014, 2013, or 2012.

Revenue Recognition
Product Revenue Recognition
     We recognize product revenue when evidence of an arrangement exists, the price to the buyer is fixed and determinable, collectability is reasonably assured and the product has shipped. Our sales are shipped FOB shipping point, meaning that our customers (end users and distributors) take title and assume the risks and rewards of ownership on shipment. Our customers may return defective products for refund or replacement under warranty, and have other very limited rights of return.

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $15,542 for fiscal 2014, $27,386 for fiscal 2013, and $40,185 for fiscal 2012.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 4,000 for fiscal 2014; 5,000 for fiscal 2013; and 5,000 for fiscal 2012 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:

	Year Ended March 31
	2014	2013	2012
Weighted average common shares outstanding – basic	4,851,460	4,839,810	4,796,227
Effect of dilutive securities:
Stock options	15,639	21,934	60,075
Warrants	592	1,802	7,169
Shares used in computing net income per share – diluted	4,867,691	4,863,546	4,863,471

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $89,934,059 at March 31, 2014 and $75,298,160 at March 31, 2013.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $4,448,342 at March 31, 2014 and $7,453,126 at March 31, 2013.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2014, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$94,382,401	$12,360,091	$41,463,622	$40,558,688

     As of March 31, 2014 and 2013 our marketable securities were as follows:
	As of March 31, 2014				As of March 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$88,567,210	$1,613,822	$(246,973)	$89,934,059	$72,923,502	$2,378,845	$(4,187)	$75,298,160
Municipal bonds	4,436,430	16,521	(4,609)	4,448,342	7,381,223	81,058	(9,155)	7,453,126
Total	$93,003,640	$1,630,343	$(251,582)	$94,382,401	$80,304,725	$2,459,903	$(13,342)	$82,751,286

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2014 and 2013:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2014
Corporate bonds	$34,761,683	$(246,973)	$-	$-	$34,761,683	$(246,973)
Municipal bonds	1,418,742	(4,609)	-	-	1,418,742	(4,609)
Total	$36,180,425	$(251,582)	$-	$-	$36,180,425	$(251,582)
As of March 31, 2013
Corporate bonds	$1,171,976	$(4,187)	$-	$-	$1,171,976	$(4,187)
Municipal bonds	508,607	(9,155)	-	-	508,607	(9,155)
Total	$1,680,583	$(13,342)	$-	$-	$1,680,583	$(13,342)

     Gross unrealized losses totaled $251,582 as of March 31, 2014, and were attributed to 11 corporate bonds and one municipal bond out of a portfolio of 41 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased, and none had been in a continuous unrealized loss position for 12 months or greater. All of the bonds we held were rated by Moody’s or Standard and Poor’s and had investment-grade credit ratings. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Because we expect to recover the entire cost basis of the securities, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at March 31, 2014.

 NOTE 5. INVENTORIES
     Inventories consisted of the following:

	March 31
	2014	2013
Raw materials	$776,510	$1,312,011
Work in process	1,940,809	1,533,951
Finished goods	785,014	775,630
	3,502,333	3,621,592
Less inventory reserve	(295,000)	(285,000)
Total inventories	$3,207,333	$3,336,592

 NOTE 6. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $53,200 in fiscal 2014, $66,720 in fiscal 2013, and $80,160 in fiscal 2012.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2014	2013	2012
Risk-free interest rate	1.4%	0.7%	1.0%
Expected volatility	30%	38%	42%
Expected life (years)	4.3	4.1	4.1
Dividend yield	0%	0%	0%

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

Dividend yield
     We assume a dividend yield of zero because we do not currently plan to pay dividends.

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $19,327 for fiscal 2014 and $24,239 for fiscal 2013.

General stock option information
     We had no nonvested shares as of March 31, 2014 or 2013. The following table summarizes information about options outstanding at March 31, 2014, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 15.08 - 16.33	20,000	$16.21	1.8
31.27 - 42.45	5,000	37.12	4.8
51.04 - 58.25	13,000	53.69	7.6
	38,000	$31.78	4.2

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

     A summary of our stock options and warrants are shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price	Warrants Outstanding	Weighted Average Warrant Exercise Price
At March 31, 2011	166,230	175,000	$21.54	10,000	$16.28
Granted	(4,000)	4,000	$58.25	-	-
Exercised	-	(70,000)	$16.93	-	-
At March 31, 2012	162,230	109,000	$25.85	10,000	$16.28
Granted	(4,000)	4,000	$54.11	-	-
Exercised	-	(64,000)	$24.23	-	-
Terminated	-	-	$-	(6,000)	7.35
At March 31, 2013	158,230	49,000	$30.27	4,000	$29.69
Granted	(4,000)	4,000	$49.86	-	-
Exercised	-	(14,000)	$29.77	-	-
Terminated	1,000	(1,000)	$58.27	(2,000)	21.99
At March 31, 2014	155,230	38,000	$31.78	2,000	$37.38

     The remaining weighted-average exercisable life was 4.2 years at March 31, 2014; 4.6 years at March 31, 2013; and 3.7 years at March 31, 2012. All outstanding options were exercisable as of March 31, 2014, 2013, and 2012. The total intrinsic value of options exercised during fiscal 2014 was $356,413 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2014, based on our closing stock price for that day, was $964,640 all of which were exercisable. The total fair value of option grants was $53,200 in fiscal 2014. There was no unrecognized stock-based compensation at March 31, 2014.

     No warrants were issued in the past three fiscal years. Remaining weighted-average exercisable warrant life was 0.4 years at March 31, 2014; 0.9 years at March 31, 2013; and 0.9 years at March 31, 2012.

 NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2012 through 2014 consisted of the following:
	Year Ended March 31
	2014	2013	2012
Current taxes
Federal	$5,010,734	$5,314,876	$4,847,082
State	304,931	377,215	407,913
Deferred taxes
Federal	61,306	34,718	(17,233)
State	3,103	810	4,382
Income tax provision	$5,380,074	$5,727,619	$5,242,144

    A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2012 through 2014 is as follows:

	Year Ended March 31
	2014	2013	2012
Tax expense at U.S. statutory rate	$5,667,281	$6,046,264	$5,700,630
State income taxes, net of Federal benefit	199,751	244,691	252,881
Domestic manufacturing deduction	(443,708)	(460,723)	(467,053)
Municipal interest	(28,456)	(118,282)	(235,470)
Other	(14,794)	15,669	(8,844)
Income tax provision	$5,380,074	$5,727,619	$5,242,144

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2014 and 2013 were as follows:

	March 31
	2014	2013
Vacation accrual	$137,052	$134,214
Inventory reserve	107,173	103,540
Depreciation	(37,131)	(4,756)
Stock-based compensation deductions	120,009	145,592
Unrealized gain on marketable securities	(500,904)	(888,836)
Other	56,588	69,510
Net deferred tax liabilities	$(117,213)	$(440,736)
Reported as:
Deferred tax assets	$237,387	$-
Deferred taxes	-	(440,736)
Long-term deferred tax liabilities	(354,600)	-
Net deferred tax liabilities	$(117,213)	$(440,736)

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $57,472 in fiscal 2014 and $15,734 in fiscal 2013 were attributed to stock-based compensation deductions. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years.

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

     We had $41,084 of Federal net operating losses and $131,596 of state net operating losses at March 31, 2014, compared to $95,184 of Federal net operating losses and $142,775 of state net operating losses at March 31, 2013. These net operating losses expire in fiscal 2020 and are subject to limitation including limitation under the Internal Revenue Code.

     We had no unrecognized tax benefits as of March 31, 2014, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2014 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

 NOTE 8. CONCENTRATIONS
     The following table summarizes customers comprising 10% or more of revenue for fiscal 2014, 2013, and 2012:

	% of Revenue for Year Ended March 31
	2014	2013	2012
Customer A	19%	15%	14%
Customer B	17%	14%	*
Customer C	15%	16%	16%
Customer D	10%	*	*

*Less than 10%

     Revenue by geographic region was as follows:
	Year Ended March 31
	2014	2013	2012
United States	$11,159,443	$12,006,493	$13,334,563
Europe	11,065,547	10,666,338	10,798,146
Asia	3,374,202	3,979,862	4,130,930
Other	335,715	380,726	315,581
Total Revenue	$25,934,907	$27,033,419	$28,579,220

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $265,357 for fiscal 2014, $259,823 for fiscal 2013, and $253,740 for fiscal 2012. The operating lease for our facility expires December 31, 2020. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring October 2018 with payments due quarterly. Our future minimum lease payments are shown in the following table:

Year Ending March 31
2015	2016	2017	2018	2019	2020	2021	Total
$272,600	$275,644	$276,658	$280,717	$283,813	$287,746	$218,213	$1,895,391

 NOTE 10. STOCK REPURCHASE PROGRAM
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of March 31, 2014. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any Common Stock in Fiscal 2013 or 2012. Common Stock repurchases in Fiscal 2014, all of which were made under our publicly-announced program, were as follows:

Quarter Ended	Number of Shares Purchased	Amount Paid
June 30, 2013	-	$-
September 30, 2013	25,393	$1,263,405
December 31, 2013	-	$-
March 31, 2014	-	$-
Total for year ended March 31, 2014	25,393	$1,263,405

 NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $101,100 for fiscal 2014, $105,370 for fiscal 2013, and $109,126 for fiscal 2012.

EXHIBIT INDEX

Exhibit #	Description

23.1	Consent of Grant Thornton LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document