Form 10-Q
period 2014-06-30
NVE CORP /NEW/
filed 2014-07-23
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2014

or
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
Common Stock, $0.01 Par Value – 4,851,043 shares outstanding as of July 18, 2014

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2014 and 2013

          Statements of Comprehensive Income

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2014	March 31, 2014*
ASSETS
Current assets
Cash and cash equivalents	$3,313,049	$1,262,300
Marketable securities, short term	10,743,412	12,360,091
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,791,253	2,331,574
Inventories	3,292,756	3,207,333
Deferred tax assets	210,532	237,387
Prepaid expenses and other assets	965,549	816,276
Total current assets	22,316,551	20,214,961
Fixed assets
Machinery and equipment	8,563,720	8,536,010
Leasehold improvements	1,499,454	1,499,454
	10,063,174	10,035,464
Less accumulated depreciation	7,261,607	7,030,692
Net fixed assets	2,801,567	3,004,772
Marketable securities, long term	86,192,766	82,022,310
Total assets	$111,310,884	$105,242,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$513,239	$374,127
Accrued payroll and other	778,181	808,675
Income taxes payable	1,744,427	-
Total current liabilities	3,035,847	1,182,802

Long-term deferred tax liabilities	438,438	354,600

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,851,043 issued and outstanding as of June 30, 2014 and March 31, 2014	48,510	48,510
Additional paid-in capital	20,464,883	20,464,883
Accumulated other comprehensive income	972,705	877,857
Retained earnings	86,350,501	82,313,391
Total shareholders’ equity	107,836,599	103,704,641
Total liabilities and shareholders’ equity	$111,310,884	$105,242,043

*The March 31, 2014 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2014	2013
Revenue
Product sales	$8,348,081	$5,974,606
Contract research and development	104,954	202,327
Total revenue	8,453,035	6,176,933
Cost of sales	1,558,346	1,378,355
Gross profit	6,894,689	4,798,578
Expenses
Selling, general, and administrative	629,650	552,804
Research and development	803,428	962,911
Total expenses	1,433,078	1,515,715
Income from operations	5,461,611	3,282,863
Interest income	548,554	526,339
Income before taxes	6,010,165	3,809,202
Provision for income taxes	1,973,055	1,242,377
Net income	$4,037,110	$2,566,825
Net income per share – basic	$0.83	$0.53
Net income per share – diluted	$0.83	$0.53
Weighted average shares outstanding
Basic	4,851,043	4,862,436
Diluted	4,867,459	4,884,902

STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30
	2014	2013
Net income	$4,037,110	$2,566,825
Unrealized gain (loss) from marketable securities, net of tax	94,848	(855,035)
Comprehensive income	$4,131,958	$1,711,790

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2014		2013
OPERATING ACTIVITIES
Net income	$4,037,110	$2,566,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230,915	190,136
Deferred income taxes	56,573	30,758
Changes in operating assets and liabilities:
Accounts receivable	(1,459,679)	51,392
Inventories	(85,423)	104,652
Prepaid expenses and other assets	(149,273)	(101,947)
Accounts payable and accrued expenses	1,853,045	776,867
Net cash provided by operating activities	4,483,268	3,618,683

INVESTING ACTIVITIES
Purchases of fixed assets	(27,710)	-
Purchases of marketable securities	(6,404,809)	(7,712,423)
Proceeds from maturities and sales of marketable securities	4,000,000	3,855,000
Net cash used in investing activities	(2,432,519)	(3,857,423)

FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Increase (decrease) in cash and cash equivalents	2,050,749	(238,740)
Cash and cash equivalents at beginning of period	1,262,300	2,509,683

Cash and cash equivalents at end of period	$3,313,049	$2,270,943

Supplemental disclosures of cash flow information:
Cash paid during the quarter for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The results of operations for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2015.

 NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
     We have adopted all applicable recently issued accounting pronouncements.

     In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, which will be our first quarter of fiscal 2018. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 7,000 for the quarter ended June 30, 2014 and 13,000 for the quarter ended June 30, 2013 were not included in the computation of diluted earnings per share because the exercise prices of the options and warrants were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended June 30
	2014	2013
Weighted average common shares outstanding – basic	4,851,043	4,862,436
Effect of dilutive securities:
Stock options	15,814	20,805
Warrants	602	1,661
Shares used in computing net income per share – diluted	4,867,459	4,884,902

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of June 30, 2014, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$96,936,178	$10,743,412	$38,767,487	$47,425,279

     As of June 30 and March 31, 2014, our marketable securities were as follows:

	As of June 30, 2014				As of March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$92,984,777	$1,589,079	$(71,192)	$94,502,664	$88,567,210	$1,613,822	$(246,973)	$89,934,059
Municipal bonds	2,423,672	9,842	-	2,433,514	4,436,430	16,521	(4,609)	4,448,342
Total	$95,408,449	$1,598,921	$(71,192)	$96,936,178	$93,003,640	$1,630,343	$(251,582)	$94,382,401

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2014:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2014
Corporate bonds	$9,532,027	$(39,633)	$5,399,368	$(31,559)	$14,931,395	$(71,192)
Municipal bonds	-	-	-	-	-	-
Total	$9,532,027	$(39,633)	$5,399,368	$(31,559)	$14,931,395	$(71,192)
As of March 31, 2014
Corporate bonds	$34,761,683	$(246,973)	$-	$-	$34,761,683	$(246,973)
Municipal bonds	1,418,742	(4,609)	-	-	1,418,742	(4,609)
Total	$36,180,425	$(251,582)	$-	$-	$36,180,425	$(251,582)

     Gross unrealized losses totaled $71,192 as of June 30, 2014, and were attributed to five corporate bonds out of a portfolio of 41 bonds. The gross unrealized losses were due to market-price decreases.

     All of the bonds we held were rated by Moody’s or Standard and Poor’s and had investment-grade credit ratings. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating. Two corporate bonds, with a total fair market value of $5,399,368, had been in continuous unrealized loss positions for 12 months or greater. For these securities, we also considered the severity of the gross unrealized loss, which was less than 1% of adjusted cost for each security.

     Because we expect to recover the entire cost basis of each of the securities we hold, and because we do not intend to sell the securities and it is not more likely than not that we will be required to sell the securities before recovery of the cost basis, which may be maturity, we did not consider any of our marketable securities to be other-than-temporarily impaired at June 30, 2014.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	June 30 2014	March 31 2014
Raw materials	$830,511	$776,510
Work in process	2,020,422	1,940,809
Finished goods	721,823	785,014
	3,572,756	3,502,333
Less inventory reserve	(280,000)	(295,000)
Total inventories	$3,292,756	$3,207,333

 NOTE 7. STOCK-BASED COMPENSATION
      There was no stock-based compensation expense for the first quarters of fiscal 2015 or 2014.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2014, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2014 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $94,502,664 at June 30, 2014 and $89,934,059 at March 31, 2014.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $2,433,514 at June 30, 2014 and $4,448,342 at March 31, 2014.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of June 30, 2014. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended June 30, 2014.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2014. At June 30, 2014 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2014 compared to quarter ended June 30, 2013
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2014	2013
Revenue
Product sales	98.8%	96.7%	39.7%
Contract research and development	1.2%	3.3%	(48.1)%
Total revenue	100.0%	100.0%	36.8%
Cost of sales	18.4%	22.3%	13.1%
Gross profit	81.6%	77.7%	43.7%
Expenses
Selling, general, and administrative	7.5%	8.9%	13.9%
Research and development	9.5%	15.6%	(16.6)%
Total expenses	17.0%	24.5%	(5.5)%
Income from operations	64.6%	53.2%	66.4%
Interest and other income	6.5%	8.5%	4.2%
Income before taxes	71.1%	61.7%	57.8%
Provision for income taxes	23.3%	20.1%	58.8%
Net income	47.8%	41.6%	57.3%

     Total revenue for the quarter ended June 30, 2014 (the first quarter of fiscal 2015) increased 37% compared to the quarter ended June 30, 2013 (the first quarter of fiscal 2014). The increase was due to a 40% increase in product sales, partially offset by a 48% decrease in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to new customers, increased purchase volume by existing customers, and favorable order timing. The decrease in research and development revenue was due to completion of a particular contract and a challenging environment for new U.S. Government contract funding. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 82% of revenue for the first quarter of fiscal 2015 compared to 78% for the first quarter of fiscal 2014, due to a more favorable revenue mix and a more favorable product sales mix.

     Total expenses decreased 5% for the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014, due to a 17% decrease in research and development expense, partially offset by a 14% increase in selling, general, and administrative expense. The increase in selling, general, and administrative expense was primarily due to increased sales commissions and performance-based compensation. The decrease in research and development expense was due to completion of certain product development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income for the first quarter of fiscal 2015 increased 4% due to an increase in interest-bearing marketable securities, partially offset by a decrease in interest rates earned on reinvested funds.

     The provision for income taxes was $1,973,055 for the first quarter of fiscal 2015 compared to $1,242,377 for the first quarter of fiscal 2014. The effective tax rate was 33% of income before taxes for the first quarters of fiscal 2015 and 2014.

     The 57% increase in net income in the first quarter of fiscal 2015 compared to the prior-year quarter was primarily due to increased product sales and increased gross margin as a percentage of revenue.

Liquidity and capital resources
     At June 30, 2014 we had $100,249,227 in cash plus short-term and long-term marketable securities compared to $95,644,701 at March 31, 2014. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first quarter of fiscal 2015 was primarily due to $4,483,268 in net cash provided by operating activities.

     Income taxes payable increased $1,744,427 in the first quarter of fiscal 2015 because we had no estimated income tax payments due in the quarter.

     We purchased $27,710 of fixed assets in the first quarter of fiscal 2015 and none in the first quarter of fiscal 2014. Investments both quarters were lower than most quarters in our history because we completed an upgrade of our production capabilities in 2013. Our capital expenditures can vary significantly from quarter to quarter depending on our needs, equipment purchasing opportunities, and production expansion activities.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of June 30, 2014 had remaining maturities between three months and 258 weeks. Marketable securities had a market value of $96,936,178 at June 30, 2014, representing approximately 87% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on management’s identification of previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses related to insufficient segregation of duties within the financial accounting and information technology environments, in conjunction with insufficient documented controls within revenue and journal entry processes, insufficient documentation regarding precision of monitoring controls and insufficient compensating reconciliation and review controls, management has concluded that disclosure controls and procedures were not effective at June 30, 2014. Steps to remediate these weaknesses are discussed below, and we currently expect the material weakness to be fully remediated by March 31, 2015.

     Notwithstanding the material weaknesses described below, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control over Financial Reporting
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

    As reported in our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014, included in “Item 9A. Controls and Procedures” of Form 10-K for the year ended March 31, 2014, material weaknesses existed in our internal control over financial reporting related to insufficient segregation of duties within the financial accounting and information technology environments, in conjunction with insufficient documented controls within revenue and journal entry processes, insufficient documentation regarding precision of monitoring controls and insufficient compensating reconciliation and review controls.

     In the quarter ended June 30, 2014 we implemented new controls as remediation of the material weaknesses, including more segregation of duties within the financial accounting and information technology environments, additional documented controls within revenue and journal entry processes, additional documentation regarding precision of monitoring controls, and enhanced compensating reconciliation and review controls. The new controls have not been operating long enough to evaluate their operating effectiveness.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     As reported in previous SEC filings, including our Annual Report on Form 10-K for the year ended March 31, 2014, on April 7, 2014 we signed a settlement agreement by and between Everspin Technologies, Inc. and us in which the parties agreed to the dismissals, with prejudice, an NVE lawsuit against Everspin filed January 3, 2012 and an Everspin lawsuit against NVE filed February 24, 2012. Both lawsuits alleged patent infringement and were filed in the U.S. District Court for the Minnesota District. On April 9, 2014, the Court ordered the dismissal, with prejudice, of Everspin’s lawsuit against us.

     On June 11, 2014 the Court ordered the dismissal, with prejudice, of our lawsuit against Everspin.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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
NVE CORPORATION
(Registrant)

July 23, 2014	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 23, 2014	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer