Form 10-Q
period 2014-09-30
NVE CORP /NEW/
filed 2014-10-22
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2014

or
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
Common Stock, $0.01 Par Value – 4,857,953 shares outstanding as of October 17, 2014

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2014 and 2013

          Statements of Comprehensive Income for the Quarters Ended September 30, 2014 and 2013

          Statements of Income for the Six Months Ended September 30, 2014 and 2013

          Statements of Comprehensive Income for the Six Months Ended September 30, 2014 and 2013

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Sept. 30, 2014	March 31, 2014*
ASSETS
Current assets
Cash and cash equivalents	$3,281,500	$1,262,300
Marketable securities, short term	14,624,615	12,360,091
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,678,396	2,331,574
Inventories	3,389,393	3,207,333
Deferred tax assets	169,671	237,387
Prepaid expenses and other assets	848,528	816,276
Total current assets	25,992,103	20,214,961
Fixed assets
Machinery and equipment	8,563,720	8,536,010
Leasehold improvements	1,499,454	1,499,454
	10,063,174	10,035,464
Less accumulated depreciation	7,495,209	7,030,692
Net fixed assets	2,567,965	3,004,772
Marketable securities, long term	84,551,529	82,022,310
Total assets	$113,111,597	$105,242,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$337,462	$374,127
Accrued payroll and other	855,927	808,675
Total current liabilities	1,193,389	1,182,802

Long-term deferred tax liabilities	224,769	354,600

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,857,953 issued and outstanding as of September 30, 2014 and 4,851,043 issued and outstanding as of March 31, 2014	48,580	48,510
Additional paid-in capital	20,850,762	20,464,883
Accumulated other comprehensive income	567,974	877,857
Retained earnings	90,226,123	82,313,391
Total shareholders’ equity	111,693,439	103,704,641
Total liabilities and shareholders’ equity	$113,111,597	$105,242,043

*The March 31, 2014 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2014	2013
Revenue
Product sales	$8,113,806	$7,231,149
Contract research and development	153,567	70,031
Total revenue	8,267,373	7,301,180
Cost of sales	1,609,632	1,503,546
Gross profit	6,657,741	5,797,634
Expenses
Selling, general, and administrative	625,599	660,076
Research and development	787,279	876,463
Total expenses	1,412,878	1,536,539
Income from operations	5,244,863	4,261,095
Interest income	562,923	520,802
Income before taxes	5,807,786	4,781,897
Provision for income taxes	1,932,164	1,552,246
Net income	$3,875,622	$3,229,651
Net income per share – basic	$0.80	$0.67
Net income per share – diluted	$0.80	$0.66
Weighted average shares outstanding
Basic	4,855,071	4,852,178
Diluted	4,872,029	4,873,106

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Sept. 30
	2014	2013
Net income	$3,875,622	$3,229,651
Unrealized (loss) gain from marketable securities, net of tax	(404,731)	244,389
Comprehensive income	$3,470,891	$3,474,040

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2014	2013
Revenue
Product sales	$16,461,887	$13,205,755
Contract research and development	258,521	272,358
Total revenue	16,720,408	13,478,113
Cost of sales	3,167,978	2,881,901
Gross profit	13,552,430	10,596,212
Expenses
Selling, general, and administrative	1,255,249	1,212,880
Research and development	1,590,707	1,839,374
Total expenses	2,845,956	3,052,254
Income from operations	10,706,474	7,543,958
Interest income	1,111,477	1,047,141
Income before taxes	11,817,951	8,591,099
Provision for income taxes	3,905,219	2,794,623
Net income	$7,912,732	$5,796,476
Net income per share – basic	$1.63	$1.19
Net income per share – diluted	$1.63	$1.19
Weighted average shares outstanding
Basic	4,853,068	4,857,279
Diluted	4,868,769	4,878,599

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2014	2013
Net income	$7,912,732	$5,796,476
Unrealized loss from marketable securities, net of tax	(309,883)	(610,646)
Comprehensive income	$7,602,849	$5,185,830

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2014		2013
OPERATING ACTIVITIES
Net income	$7,912,732	$5,796,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	464,517	380,272
Stock-based compensation	58,960	53,200
Excess tax benefits	(24,288)	-
Deferred income taxes	138,992	28,457
Changes in operating assets and liabilities:
Accounts receivable	(1,346,822)	(509,632)
Inventories	(182,060)	236,147
Prepaid expenses and other assets	(32,252)	63,341
Accounts payable and other current liabilities	10,587	(54,230)
Net cash provided by operating activities	7,000,366	5,994,031

INVESTING ACTIVITIES
Purchases of fixed assets	(27,710)	-
Purchases of marketable securities	(9,280,445)	(11,533,738)
Proceeds from maturities and sales of marketable securities	4,000,000	5,855,000
Net cash used in investing activities	(5,308,155)	(5,678,738)

FINANCING ACTIVITIES
Net proceeds from sale of stock	302,701	-
Excess tax benefits	24,288	-
Repurchase of common stock	-	(1,263,405)
Net cash provided by (used in) financing activities	326,989	(1,263,405)

Increase (decrease) in cash and cash equivalents	2,019,200	(948,112)
Cash and cash equivalents at beginning of period	1,262,300	2,509,683

Cash and cash equivalents at end of period	$3,281,500	$1,561,571

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,760,500	$2,838,033

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The results of operations for the quarter or six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2015.

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

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 4,000 for the quarter and six months ended September 30, 2014 and 13,000 for the quarter and six months ended September 30, 2013 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the market price of the common stock and are considered anti-dilutive. The following table reflects the components of common shares outstanding:

	Quarter Ended Sept. 30
	2014	2013
Weighted average common shares outstanding – basic	4,855,071	4,852,178
Effect of dilutive securities:
Stock options	16,958	20,435
Warrants	-	493
Shares used in computing net income per share – diluted	4,872,029	4,873,106

	Six Months Ended Sept. 30
	2014	2013
Weighted average common shares outstanding – basic	4,853,068	4,857,279
Effect of dilutive securities:
Stock options	15,701	20,798
Warrants	-	522
Shares used in computing net income per share – diluted	4,868,769	4,878,599

NOTE 5. MARKETABLE SECURITIES
     All of our marketable securities are classified as available-for-sale. Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of September 30, 2014, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$99,176,144	$14,624,615	$46,756,649	$37,794,880

     As of September 30 and March 31, 2014, our marketable securities were as follows:

	As of September 30, 2014				As of March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$95,870,410	$1,137,401	$(252,010)	$96,755,801	$88,567,210	$1,613,822	$(246,973)	$89,934,059
Municipal bonds	2,413,675	6,668	-	2,420,343	4,436,430	16,521	(4,609)	4,448,342
Total	$98,284,085	$1,144,069	$(252,010)	$99,176,144	$93,003,640	$1,630,343	$(251,582)	$94,382,401

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2014:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2014
Corporate bonds	$29,377,477	$(172,907)	$8,368,641	$(79,103)	$37,746,118	$(252,010)
Municipal bonds	-	-	-	-	-	-
Total	$29,377,477	$(172,907)	$8,368,641	$(79,103)	$37,746,118	$(252,010)
As of March 31, 2014
Corporate bonds	$34,761,683	$(246,973)	$-	$-	$34,761,683	$(246,973)
Municipal bonds	1,418,742	(4,609)	-	-	1,418,742	(4,609)
Total	$36,180,425	$(251,582)	$-	$-	$36,180,425	$(251,582)

     Gross unrealized losses totaled $252,010 as of September 30, 2014, and were attributed to 12 corporate bonds out of a portfolio of 40 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased.

     All of the bonds we held had investment-grade credit ratings by Moody’s or Standard and Poor’s. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     Three corporate bonds, with a total fair market value of $8,368,641, had been in continuous unrealized loss positions for 12 months or greater. For these securities, we also considered the severity of unrealized losses, which was less than 1% of adjusted cost for each security.

     Because we expect to recover the costs basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired at September 30, 2014.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	Sept. 30 2014	March 31 2014
Raw materials	$898,089	$776,510
Work in process	2,087,528	1,940,809
Finished goods	658,776	785,014
	3,644,393	3,502,333
Less inventory reserve	(255,000)	(295,000)
Total inventories	$3,389,393	$3,207,333

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $58,960 for the second quarter and first six months of fiscal 2015, and $53,200 for the second quarter and first six months of fiscal 2014. Stock-based compensation expenses for the quarters and six months ended September 30, 2014 and 2013 were due to the issuance of automatic stock options to our non-employee directors on their election or reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2014 or March 31, 2014, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2014 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $96,755,801 at September 30, 2014 and $89,934,059 at March 31, 2014.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $2,420,343 at September 30, 2014 and $4,448,342 at March 31, 2014.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of September 30, 2014. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock during the quarter ended September 30, 2014.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2014. At September 30, 2014 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2014 compared to quarter ended September 30, 2013
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2014	2013
Revenue
Product sales	98.1%	99.0%	12.2%
Contract research and development	1.9%	1.0%	119.3%
Total revenue	100.0%	100.0%	13.2%
Cost of sales	19.5%	20.6%	7.1%
Gross profit	80.5%	79.4%	14.8%
Expenses
Selling, general, and administrative	7.6%	9.0%	(5.2)%
Research and development	9.5%	12.0%	(10.2)%
Total expenses	17.1%	21.0%	(8.0)%
Income from operations	63.4%	58.4%	23.1%
Interest income	6.8%	7.1%	8.1%
Income before taxes	70.2%	65.5%	21.5%
Provision for income taxes	23.3%	21.3%	24.5%
Net income	46.9%	44.2%	20.0%

     Total revenue for the quarter ended September 30, 2014 (the second quarter of fiscal 2015) increased 13% compared to the quarter ended September 30, 2013 (the second quarter of fiscal 2014). The increase was due to a 12% increase in product sales and a 119% increase in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to increased purchase volume by existing customers, favorable order timing, and new customers. The increase in contract research and development revenue was due to new contracts, and the increase may not be representative of future periods. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of additional or follow-on contracts for expired or completed contracts.

     Gross profit margin increased to 81% of revenue for the second quarter of fiscal 2015 compared to 79% for the second quarter of fiscal 2014, due to a more favorable product sales mix.

     Total expenses decreased 8% for the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014, due to a 5% decrease in selling, general, and administrative expense and a 10% decrease in research and development expense. The decrease in research and development expense was due to the completion of certain product development activities. Research and development expense can fluctuate significantly depending on a number of factors including staffing, project requirements, and contract research and development activities. The decrease in selling, general, and administrative expense was primarily due to decreased legal expenses. Selling, general, and administrative expense can fluctuate significantly depending on a number of factors including staffing, sales commissions, performance-based compensation, and legal expenses. The decreases in expenses may not be representative of future periods.

     Interest income for the second quarter of fiscal 2015 increased 8% due to an increase in interest-bearing marketable securities, partially offset by a decrease in interest rates earned on reinvested funds.

     The 20% increase in net income in the second quarter of fiscal 2015 compared to the prior-year quarter was primarily due to increased product sales, increased contract research and development revenue, increased gross profit margin as a percentage of revenue, decreased expenses, and increased interest income.

Six months ended September 30, 2014 compared to six months ended September 30, 2013
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2014	2013
Revenue
Product sales	98.5%	98.0%	24.7%
Contract research and development	1.5%	2.0%	(5.1)%
Total revenue	100.0%	100.0%	24.1%
Cost of sales	18.9%	21.4%	9.9%
Gross profit	81.1%	78.6%	27.9%
Expenses
Selling, general, and administrative	7.5%	9.0%	3.5%
Research and development	9.5%	13.6%	(13.5)%
Total expenses	17.0%	22.6%	(6.8)%
Income from operations	64.1%	56.0%	41.9%
Interest income	6.6%	7.7%	6.1%
Income before taxes	70.7%	63.7%	37.6%
Provision for income taxes	23.4%	20.7%	39.7%
Net income	47.3%	43.0%	36.5%

     Total revenue for the six months ended September 30, 2014 increased 24% compared to the six months ended September 30, 2013. The increase was due to a 25% increase in product sales, partially offset by a 5% decrease in contract research and development revenue.

     The increase in product sales from the prior-year period was due to due to increased purchase volume by existing customers, favorable order timing, and new customers. The decrease in contract research and development revenue was due to completion of the majority of activities on a large contract.

     Gross profit margin increased to 81% of revenue for the first six months of fiscal 2015 compared to 79% for the first six months of fiscal 2014, due to a more favorable product sales mix.

     Total expenses decreased 7% for the first six months of fiscal 2015 compared to the first six months of fiscal 2014, due to a 14% decrease in research and development expense, partially offset by a 3% increase in selling, general, and administrative expense. The increase in selling, general, and administrative expense was primarily due to increased sales commissions and performance-based compensation. The decrease in research and development expense was due to the completion of certain product development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income for the first six months of fiscal 2015 increased 6% due to an increase in interest-bearing marketable securities, partially offset by a decrease in interest rates earned on reinvested funds.

     Net income increased 37% for the first six months of fiscal 2015 compared to the prior-year period due to increased product sales, increased gross profit margin as a percentage of revenue, decreased expenses, and increased interest income.

Liquidity and capital resources
     At September 30, 2014 we had $102,457,644 in cash plus short-term and long-term marketable securities compared to $95,644,701 at March 31, 2014. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale. The increase in cash plus marketable securities in the first six months of fiscal 2015 was primarily due to $7,000,366 in net cash provided by operating activities.

     We purchased $27,710 of fixed assets in the first six months of fiscal 2015 and none in the first six months of fiscal 2014. Investments both periods were lower than most in our history because we completed an upgrade of our production capabilities in 2013. Our capital expenditures can vary significantly depending on our needs, equipment purchasing opportunities, and production expansion activities.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of September 30, 2014 had remaining maturities between one day and 250 weeks. Marketable securities had a market value of $99,176,144 at September 30, 2014, representing approximately 88% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on management’s identification of previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses related to insufficient segregation of duties within the financial accounting and information technology environments, in conjunction with insufficient documented controls within revenue and journal entry processes, insufficient documentation regarding precision of monitoring controls and insufficient compensating reconciliation and review controls, management has concluded that disclosure controls and procedures were not effective at September 30, 2014. Steps to remediate these weaknesses are discussed below, and we currently expect the material weakness to be fully remediated by March 31, 2015.

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

     During the quarter ended June 30, 2014 we implemented new controls as remediation of the material weaknesses, including more segregation of duties within the financial accounting and information technology environments, additional documented controls within revenue and journal entry processes, additional documentation regarding precision of monitoring controls, and enhanced compensating reconciliation and review controls. The new controls have not been operating long enough to evaluate their operating effectiveness.

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

NVE CORPORATION
(Registrant)

October 22, 2014	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 22, 2014	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer