Form 10-Q
period 2014-12-31
NVE CORP /NEW/
filed 2015-01-21
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2014

or
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
Common Stock, $0.01 Par Value – 4,857,953 shares outstanding as of January 16, 2015

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2014 and 2013

          Statements of Comprehensive Income for the Quarters Ended December 31, 2014 and 2013

          Statements of Income for the Nine Months Ended December 31, 2014 and 2013

          Statements of Comprehensive Income for the Nine Months Ended December 31, 2014 and 2013

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Dec. 31, 2014	March 31, 2014*
ASSETS
Current assets
Cash and cash equivalents	$11,796,943	$1,262,300
Marketable securities, short term	11,554,543	12,360,091
Accounts receivable, net of allowance for uncollectible accounts of $15,000	1,855,079	2,331,574
Inventories	3,686,124	3,207,333
Deferred tax assets	183,603	237,387
Prepaid expenses and other assets	1,525,778	816,276
Total current assets	30,602,070	20,214,961
Fixed assets
Machinery and equipment	8,650,150	8,536,010
Leasehold improvements	1,499,454	1,499,454
	10,149,604	10,035,464
Less accumulated depreciation	7,729,513	7,030,692
Net fixed assets	2,420,091	3,004,772
Marketable securities, long term	82,801,741	82,022,310
Total assets	$115,823,902	$105,242,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$360,991	$374,127
Accrued payroll and other	801,669	808,675
Total current liabilities	1,162,660	1,182,802

Long-term deferred tax liabilities	216,838	354,600

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,857,953 issued and outstanding as of December 31, 2014 and 4,851,043 issued and outstanding as of March 31, 2014	48,580	48,510
Additional paid-in capital	20,850,762	20,464,883
Accumulated other comprehensive income	526,033	877,857
Retained earnings	93,019,029	82,313,391
Total shareholders’ equity	114,444,404	103,704,641
Total liabilities and shareholders’ equity	$115,823,902	$105,242,043

*The March 31, 2014 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2014	2013
Revenue
Product sales	$5,883,690	$6,448,407
Contract research and development	408,058	25,290
Total revenue	6,291,748	6,473,697
Cost of sales	1,473,655	1,449,396
Gross profit	4,818,093	5,024,301
Expenses
Selling, general, and administrative	533,695	543,698
Research and development	694,758	905,246
Total expenses	1,228,453	1,448,944
Income from operations	3,589,640	3,575,357
Interest income	557,843	530,383
Income before taxes	4,147,483	4,105,740
Provision for income taxes	1,354,577	1,328,566
Net income	$2,792,906	$2,777,174
Net income per share – basic	$0.57	$0.57
Net income per share – diluted	$0.57	$0.57
Weighted average shares outstanding
Basic	4,857,953	4,842,565
Diluted	4,876,074	4,859,601

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Dec. 31
	2014	2013
Net income	$2,792,906	$2,777,174
Unrealized loss from marketable securities, net of tax	(41,941)	(151,829)
Comprehensive income	$2,750,965	$2,625,345

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2014	2013
Revenue
Product sales	$22,345,577	$19,654,162
Contract research and development	666,579	297,648
Total revenue	23,012,156	19,951,810
Cost of sales	4,641,633	4,331,297
Gross profit	18,370,523	15,620,513
Expenses
Selling, general, and administrative	1,788,944	1,756,578
Research and development	2,285,465	2,744,620
Total expenses	4,074,409	4,501,198
Income from operations	14,296,114	11,119,315
Interest income	1,669,320	1,577,524
Income before taxes	15,965,434	12,696,839
Provision for income taxes	5,259,796	4,123,189
Net income	$10,705,638	$8,573,650
Net income per share – basic	$2.21	$1.77
Net income per share – diluted	$2.20	$1.76
Weighted average shares outstanding
Basic	4,854,702	4,852,356
Diluted	4,871,270	4,868,040

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2014	2013
Net income	$10,705,638	$8,573,650
Unrealized loss from marketable securities, net of tax	(351,824)	(762,475)
Comprehensive income	$10,353,814	$7,811,175

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended Dec. 31
2014		2013
OPERATING ACTIVITIES
Net income	$10,705,638	$8,573,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	698,820	601,241
Stock-based compensation	58,960	53,200
Excess tax benefits	(24,288)	(67,044)
Deferred income taxes	141,060	102,118
Changes in operating assets and liabilities:
Accounts receivable	476,495	731,905
Inventories	(478,791)	306,689
Prepaid expenses and other assets	(709,502)	(262,686)
Accounts payable and other current liabilities	(20,142)	(221,045)
Net cash provided by operating activities	10,848,250	9,818,028

INVESTING ACTIVITIES
Purchases of fixed assets	(114,139)	(33,893)
Purchases of marketable securities	(9,136,457)	(17,879,202)
Proceeds from maturities and sales of marketable securities	8,610,000	8,555,000
Net cash used in investing activities	(640,596)	(9,358,095)

FINANCING ACTIVITIES
Net proceeds from sale of stock	302,701	188,030
Excess tax benefits	24,288	67,044
Repurchase of common stock	-	(1,263,405)
Net cash provided by (used in) financing activities	326,989	(1,008,331)

Increase (decrease) in cash and cash equivalents	10,534,643	(548,398)
Cash and cash equivalents at beginning of period	1,262,300	2,509,683

Cash and cash equivalents at end of period	$11,796,943	$1,961,285

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$5,600,000	$4,213,033

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. The results of operations for the quarter or nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2015.

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

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 4,000 for the nine months ended December 31, 2014 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the market price of the common stock and are considered anti-dilutive. The following table reflects the components of common shares outstanding:

	Quarter Ended Dec. 31
	2014	2013
Weighted average common shares outstanding – basic	4,857,953	4,842,565
Effect of dilutive securities:
Stock options	18,121	16,416
Warrants	-	620
Shares used in computing net income per share – diluted	4,876,074	4,859,601

	Nine Months Ended Dec. 31
	2014	2013
Weighted average common shares outstanding – basic	4,854,702	4,852,356
Effect of dilutive securities:
Stock options	16,568	15,128
Warrants	-	556
Shares used in computing net income per share – diluted	4,871,270	4,868,040

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of December 31, 2014, by maturity, were as follows:
Total	<1 Year	1-3 Years	3-5 Years
$94,356,284	$11,554,543	$49,411,855	$33,389,886

     As of December 31 and March 31, 2014, our marketable securities were as follows:

	As of December 31, 2014				As of March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$92,136,379	$928,607	$(101,954)	$92,963,032	$88,567,210	$1,613,822	$(246,973)	$89,934,059
Municipal bonds	1,393,718	-	(466)	1,393,252	4,436,430	16,521	(4,609)	4,448,342
Total	$93,530,097	$928,607	$(102,420)	$94,356,284	$93,003,640	$1,630,343	$(251,582)	$94,382,401

     The following table presents the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2014:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2014
Corporate bonds	$12,936,131	$(39,938)	$8,382,167	$(62,016)	$21,318,298	$(101,954)
Municipal bonds	1,393,252	(466)	-	-	1,393,252	(466)
Total	$14,329,383	$(40,404)	$8,382,167	$(62,016)	$22,711,550	$(102,420)
As of March 31, 2014
Corporate bonds	$34,761,683	$(246,973)	$-	$-	$34,761,683	$(246,973)
Municipal bonds	1,418,742	(4,609)	-	-	1,418,742	(4,609)
Total	$36,180,425	$(251,582)	$-	$-	$36,180,425	$(251,582)

      Gross unrealized losses totaled $102,420 as of December 31, 2014, and were attributed to seven corporate bonds and one municipal bond out of a portfolio of 35 bonds. The gross unrealized losses were due to market-price decreases and rating downgrades after the bonds were purchased.

     All of the bonds we held had investment-grade credit ratings by Moody’s or Standard and Poor’s. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     Three corporate bonds, with a total fair market value of $8,382,167, had been in continuous unrealized loss positions for 12 months or greater. For these securities, we also considered the severity of unrealized losses, which was less than 2% of adjusted cost for each security.

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired at December 31, 2014.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	Dec. 31 2014	March 31 2014
Raw materials	$978,032	$776,510
Work in process	2,053,317	1,940,809
Finished goods	884,775	785,014
	3,916,124	3,502,333
Less inventory reserve	(230,000)	(295,000)
Total inventories	$3,686,124	$3,207,333

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $58,960 for the first nine months of fiscal 2015, and $53,200 for the first nine months of fiscal 2014. Stock-based compensation expenses for the nine months ended December 31, 2014 and 2013 were due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of December 31, 2014 or March 31, 2014, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2014 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2013 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $92,963,032 at December 31, 2014 and $89,934,059 at March 31, 2014.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” We held one Level 2 marketable security at December 31, 2014, with a fair value of $1,393,252. The fair value of our Level 2 marketable securities was $4,448,342 at March 31, 2014.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 10. STOCK REPURCHASE PLAN
     We did not repurchase any of our Common Stock during the quarter or nine months ended December 31, 2014. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of December 31, 2014. The repurchase program may be modified or discontinued at any time without notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to possible renewal of agreements with large customers, uncertainties related to the economic environments in the industries we serve, uncertainties related to future contract research and development revenue, risks related to material weaknesses in our internal control over financial reporting, uncertainties related to future stock repurchases and dividend payments,and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2014, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2014. At December 31, 2014 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2014 compared to quarter ended December 31, 2013
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2014	2013
Revenue
Product sales	93.5%	99.6%	(8.8)%
Contract research and development	6.5%	0.4%	1,513.5%
Total revenue	100.0%	100.0%	(2.8)%
Cost of sales	23.4%	22.4%	1.7%
Gross profit	76.6%	77.6%	(4.1)%
Expenses
Selling, general, and administrative	8.5%	8.4%	(1.8)%
Research and development	11.0%	14.0%	(23.2)%
Total expenses	19.5%	22.4%	(15.2)%
Income from operations	57.1%	55.2%	0.4%
Interest income	8.8%	8.2%	5.2%
Income before taxes	65.9%	63.4%	1.0%
Provision for income taxes	21.5%	20.5%	2.0%
Net income	44.4%	42.9%	0.6%

     Total revenue for the quarter ended December 31, 2014 (the third quarter of fiscal 2015) decreased 3% compared to the quarter ended December 31, 2013 (the third quarter of fiscal 2014). The decrease was due to a 9% decrease in product sales, partially offset by a 1,514% increase in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was primarily due to decreased purchase volume by existing customers and unfavorable order timing. The increase in contract research and development revenue was due to a new contract. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of future contract revenue.

     Gross profit margin decreased to 77% of revenue for the third quarter of fiscal 2015 compared to 78% for the third quarter of fiscal 2014, due to a less favorable revenue mix consisting of a higher percentage of contract research and development revenue.

     Total expenses decreased 15% for the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014, due to a 2% decrease in selling, general, and administrative expense and a 23% decrease in research and development expense. The decrease in research and development expense was due to the completion of certain product development activities and an increase in contract research and development activities, which caused resources to be reallocated from expensed research and development activities. Research and development expense can fluctuate significantly depending on a number of factors including staffing, project requirements, and contract research and development activities.

     Interest income increased 5% for the third quarter of fiscal 2015, primarily due to an increase in interest-bearing marketable securities, partially offset by a decrease in interest rates on reinvested funds. Interest income may decrease in future quarters because we plan to use proceeds from maturities of marketable securities to help fund cash dividends, rather than reinvesting proceeds in marketable securities as we have generally done in the past.

     Net income for the third quarter of fiscal 2015 increased 1% due to increased contract research and development revenue, decreased expenses, and increased interest income, partially offset by decreased product sales and decreased gross profit margin as a percentage of revenue.

Nine months ended December 31, 2014 compared to nine months ended December 31, 2013
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2014	2013
Revenue
Product sales	97.1%	98.5%	13.7%
Contract research and development	2.9%	1.5%	123.9%
Total revenue	100.0%	100.0%	15.3%
Cost of sales	20.2%	21.7%	7.2%
Gross profit	79.8%	78.3%	17.6%
Expenses
Selling, general, and administrative	7.8%	8.8%	1.8%
Research and development	9.9%	13.8%	(16.7)%
Total expenses	17.7%	22.6%	(9.5)%
Income from operations	62.1%	55.7%	28.6%
Interest income	7.3%	7.9%	5.8%
Income before taxes	69.4%	63.6%	25.7%
Provision for income taxes	22.9%	20.6%	27.6%
Net income	46.5%	43.0%	24.9%

     Total revenue for the nine months ended December 31, 2014 increased 15% compared to the nine months ended December 31, 2013. The increase was due to a 14% increase in product sales and a 124% increase in contract research and development revenue.

     The increase in product sales from the prior-year period was due to increased purchase volume by existing customers and new customers. The increase in contract research and development revenue was due to a new contract. Contract research and development activities can fluctuate for a number of reasons, some of which are beyond our control, and there can be no assurance of future contract revenue.

     Gross profit margin increased to 80% of revenue for the first nine months of fiscal 2015 compared to 78% for the first nine months of fiscal 2014, due to a more favorable product sales mix.

     Total expenses decreased 9% for the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014, due to a 17% decrease in research and development expense, partially offset by a 2% increase in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of certain product development activities and an increase in contract research and development activities, which caused resources to be reallocated from expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income for the first nine months of fiscal 2015 increased 6% due to an increase in interest-bearing marketable securities, partially offset by a decrease in interest rates on reinvested funds. Interest income may decrease in future periods because we plan to use proceeds from maturities of marketable securities to help fund cash dividends, rather than reinvesting proceeds in marketable securities as we have generally done in the past.

     Net income increased 25% for the first nine months of fiscal 2015 compared to the prior-year period due to increased product sales, increased contract research and development revenue, increased gross profit margin as a percentage of revenue, decreased research and development expense, and increased interest income.

Liquidity and capital resources
     Cash and cash equivalents were $11,796,943 at December 31, 2014 compared to $1,262,300 at March 31, 2014. The $10,534,643 increase in cash and cash equivalents was primarily due to $10,848,250 in net cash provided by operating activities. At December 31, 2014 we had $94,356,284 in short-term and long-term marketable securities compared to $94,382,401 at March 31, 2014. We had no purchases of marketable securities in the quarter ended December 31, 2014 in preparation for the possibility of returning cash to shareholders. Our entire portfolio of short-term and long-term marketable securities is classified as available for sale.

     Accounts receivable decreased $476,495 in the first nine months of fiscal 2015 due to the timing of payments by our customers.

     Inventories increased by $478,791 as we prepared for possible product shipments in the future.

     Prepaid expenses and other assets increased $709,502 primarily due to estimated tax payments during the period.

     Purchases of fixed assets were $114,139 in the first nine months of fiscal 2015, compared to $33,893 in the first nine months of fiscal 2014. Our capital expenditures can vary significantly from quarter to quarter depending on our needs, equipment purchasing opportunities, and production expansion activities.

     Free cash flow, which is net cash provided by operating activities less purchases of fixed assets, was $10,734,111 for the nine months ended December 31, 2014.

     On January 21, 2015 we announced that our Board declared a cash dividend to shareholders in the aggregate amount of approximately $10,000,000. We plan to continue quarterly dividends in excess of our free cash flow in order to return cash to our shareholders. We plan to fund these dividends through cash provided by operating activities and proceeds from maturities of marketable securities. Our plan for capital allocation is to continue cash dividends and opportunistic share repurchases until we have significantly decreased our balance of cash plus marketable securities. We expect to return significant cash to shareholders while maintaining sufficient liquidity for operations and strategic flexibility. We plan to maintain enough cash and marketable securities to fund our operations, to defend our intellectual property if necessary, to make opportunistic strategic investments, and for contingencies. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, our stock repurchase program may be modified or discontinued at any time without notice.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of December 31, 2014 had remaining maturities between three and 237 weeks. Marketable securities had a market value of $94,356,284 at December 31, 2014, representing approximately 81% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on management’s identification of previously reported deficiencies in internal control over financial reporting that it considers to be material weaknesses related to insufficient segregation of duties within the financial accounting and information technology environments, in conjunction with insufficient documented controls within revenue and journal entry processes, insufficient documentation regarding precision of monitoring controls and insufficient compensating reconciliation and review controls, management has concluded that disclosure controls and procedures were not effective at December 31, 2014. Steps to remediate these weaknesses are discussed below, and we currently expect the material weakness to be fully remediated by March 31, 2015.

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

     During the quarter ended June 30, 2014 we implemented new controls as remediation of the material weaknesses, including more segregation of duties within the financial accounting and information technology environments, additional documented controls within revenue and journal entry processes, additional documentation regarding precision of monitoring controls, and enhanced compensating reconciliation and review controls. The new controls have been operating but not evaluated for operating effectiveness.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, except the risk factor titled, “We do not currently plan to pay dividends” is replaced in its entirety with the following:

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price of our common stock to decline.
     In January 2015 our Board of Directors declared our first cash dividend to our shareholders. While we currently plan to pay quarterly dividends indefinitely, our payment of cash dividends will be subject to, among other things, our results of operations, cash and marketable security balances, the timing of securities maturations, estimates of future cash requirements, fixed asset requirements, and other factors our Board may deem relevant. Because we plan to pay dividends that are significantly more than our current free cash flow, declared and planned dividend amounts are likely unsustainable. Any reduction or discontinuance by us of cash dividends could cause the market price of our common stock to decline.

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

NVE CORPORATION
(Registrant)

January 21, 2015	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 21, 2015	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer