Form 10-K
period 2015-03-31
NVE CORP /NEW/
filed 2015-05-06
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $157 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of May 1, 2015 was 4,857,953.
_______________

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our Proxy Statement for our 2015 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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
Item 3. Legal Proceedings.
Item 4. Mine Safety Disclosures.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Shareholders
Dividends
Securities Authorized for Issuance Under Equity Compensation Plans
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
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations of these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to possible renewal of agreements with large customers, uncertainties related to the economic environments in the industries we serve, uncertainties related to future contract research and development revenue, uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

     Near-term potential MRAM applications include mission-critical storage such as military, industrial, and antitamper applications. Long term, MRAM could address the market for ubiquitous high-density memory.

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

New Product Status
     In the past year we began marketing several new product lines, including:
•	current sensors for energy management;
•	high isolation-voltage couplers for smart-grid and medical instrument applications; and
•	quarter-size data couplers and network couplers.

     Long-term product development programs in fiscal 2015 included:
•	new sensors for medical devices;
•	biosensors for food safety and medical diagnostics;
•	low-power couplers; and
•	antitamper sensors.

Our Competition
Industrial Sensor Competition
     Several other companies either make or may have the capability to make GMR or TMR sensors. Also, several competitors make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive as our GMR or TMR sensors.

Medical Sensor Competition
     Our sensors for medical devices face competition from electromechanical magnetic sensors and from other solid-state magnetic sensors. Electromechanical magnetic sensors such as reed and micro-electromechanical system (MEMS) switches have been in use for several decades. Electromechanical competitors include Hamlin, Inc., Hermetic Switch, Inc., Meder Electronic AG (Engen/Welschingen, Germany), and Memscap SA (Grenoble, France). Because our sensors have no moving parts, we believe they are inherently more reliable than electromechanical magnetic sensors. We also believe our sensors are smaller than the smallest electromechanical magnetic sensors, more precise in their magnetic switch points, and more sensitive. Compared to other solid-state sensors, our medical sensors may have advantages in size, sensitivity to small magnetic fields, or electrical interface simplicity.

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

MRAM Competition
     A number of companies compete or may compete with us for MRAM research and development or service business, or may be attempting to develop MRAM intellectual property for licensing to others. Emerging technologies that could compete with MRAM include graphene and carbon nanotubes, phase-change memory (PCM; also known as PRAM, PCRAM, chalcogenide, CRAM, or Ovonic memory), resistive RAM (ReRAM or RRAM), conductive bridge RAM (CBRAM), memory resistors (“memristors”), and conductive metal oxide (CMOx) memory. MRAM may have advantages over these technologies in either manufacturability, speed, bit density, data retention, or endurance.

Sources and Availability of Raw Materials
     Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. Our wafers sources are based around the world; most of our packaging services take place in Asia.

Intellectual Property
Patents
     As of March 31, 2015 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

     Certain of our patents cover inventions we believe may be necessary for successful high-density, high-performance MRAMs. We believe U.S. patents 6,538,921 titled “Circuit Selection of Magnetic Memory Cells and Related Cell Structures,” and 6,744,086 titled “Current switched magnetoresistive memory cell” are particularly important. The 6,538,921 patent expires August 14, 2021. On September 16, 2012 the United States Patent and Trademark Office granted a request by Everspin Technologies, Inc. for an inter partes reexamination of patent 6,538,921. We have appealed an examiner’s decision to reject some of the claims of the patent, and that appeal is in process. The 6,744,086 patent has been reissued as RE 44,878 and expires May 15, 2022.

     We also have patents on advanced MRAM designs that we believe are important, including patents that relate to magnetothermal MRAM, spin-momentum MRAM, and synthetic antiferromagnetic storage.

Trademarks
     “NVE” and “IsoLoop” are our registered trademarks. Other trademarks we claim include “GMR Switch” and “GT Sensor.”

Seasonality
     In some years, including the most recent fiscal year, we have observed weak product sales late in the calendar year, possibly due to ordering patterns or customer vacations and shutdowns. We cannot predict whether this seasonal pattern will occur in future years.

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

Dependence on Major Customers
     We rely on several large customers for a significant percentage of our revenue, including St. Jude Medical, Inc., certain other medical device manufacturers, and certain distributors. The loss of one or more of these customers could have a material adverse effect on us.

Firm Backlog
     As of March 31, 2015 we had $2,198,062 of contract research and development backlog we believed to be firm, compared to $165,308 as of March 31, 2014. We expect the firm backlog as of March 31, 2015 to be filled in fiscal 2016. Certain contracts have performance requirements and milestones, and there can be no assurance that backlog will result in future revenue. Our product sales are made primarily under standard purchase orders, which are generally cancellable. Therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories, as well as related underlying technologies. We spent $2,472,341 for fiscal 2015, $3,131,430 for fiscal 2014, and $2,304,710 for fiscal 2013 in company-sponsored research and development activities. Additionally, we spent $1,112,813 during fiscal 2015, $794,071 during fiscal 2014, and $2,040,640 during fiscal 2013 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as non-government entities.

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

Number of Employees
     We had 49 employees as of March 31, 2015. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     Foreign sales accounted for approximately 61% of our revenue in fiscal 2015. More information about geographic areas is contained in “Note 8 – Concentrations” to the Financial Statements included in this report.

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
     We rely on several large customers for a significant percentage of our revenue. These large customers include St. Jude Medical, Inc., certain other medical device manufacturers, and certain distributors. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled. Any decreases in purchase quantities or purchase prices, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

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
     Our agreement with Avago Technologies, Inc., as amended, expires June 27, 2016, and our Supplier Partnering Agreement with St. Jude Medical, as amended, expires January 1, 2016. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past three fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason could hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is affected by Government budgets and priorities that can change and over which we have no control, and delays in such funding can occur for a number of reasons. The Budget Control Act of 2011 reduces spending authority for Government agencies that directly or indirectly fund or might fund our business. Interruptions in the Government funding process such as federal budget delays, debt ceiling limitations, partial shutdowns, sequestration, or Department of Defense spending cuts, may impact Government contract funding. Furthermore, a significant portion of our Government funding has been through Small Business Innovation Research (SBIR) or Small Business Technology Transfer Research (STTR) contracts. SBIR/STTR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense.

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
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, and the high isolation voltage specifications of our couplers, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. We have alternate vendors or potential alternate vendors for the substantial majority of our product sales, but it could prove expensive, time-consuming, or technically challenging to convert certain products to an alternate vendor. We might not be able to recover work in process or finished goods in their possession if one of our packaging vendors were to become insolvent or disrupted by acts of God, including floods, typhoons, or earthquakes. Furthermore, an alternate vendor may not have sufficient capacity available to meet our requirements. One of our packaging vendors, Circuit Electronic Industries Public Co., Ltd. (“CEI”) of Ayutthaya, Thailand has notified us that it plans to close its packaging operation. Although we have alternate vendors for our parts packaged by CEI, the closure of this operation will reduce our ability to mitigate supply chain risks. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels and other potential effects of climate change. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales were approximately 61% of our revenue for fiscal 2015, and we expect foreign sales to continue to represent a significant portion of our revenue. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

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
     At March 31, 2015, we held $91,013,095 in short-term and long-term marketable securities, representing approximately 83% of our total assets. A number of the securities we hold have been downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows, and our ability to pay dividends.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud.
     In connection with our annual evaluation of internal control for the fiscal year ended March 31, 2014, we identified a material weakness in our system of internal control. A material weakness is a control deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual and interim financial statements will not be prevented or detected and corrected on a timely basis. Although there were no material weaknesses identified in connection with our annual evaluation of internal control for the fiscal year ended March 31, 2015, our remediation efforts may not enable us to avoid material weaknesses in the future. Our efforts to maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future and comply with the certification and reporting obligations under Sections 302 and 404 of the Sarbanes-Oxley Act. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Furthermore, criteria for evaluating internal controls are subject to change by regulatory or other agencies, and there can be no assurance our internal controls will be considered effective under new or modified criteria. Any failure to maintain effective controls could result in material misstatements that are not prevented or detected and corrected on a timely basis, which could potentially subject us to sanction or investigation by the SEC or other regulatory authorities. Ineffective internal controls could also cause investors to lose confidence in our reported financial information and adversely affect our business and our stock price.

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price of our common stock to decline.
     In the most recent fiscal year we paid a cash dividend to our shareholders for the first time. While we currently plan to pay quarterly dividends indefinitely, our payment of cash dividends will be subject to, among other things, our results of operations, cash and marketable security balances, the timing of securities maturations, estimates of future cash requirements, fixed asset requirements, and other factors our Board may deem relevant. Because they are significantly more than our current free cash flow, recent and declared dividend amounts are likely unsustainable. Any reduction or discontinuance by us of cash dividends could cause the market price of our common stock to decline.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us or our competitors;
•	the announcement of new products, product enhancements, contracts, or license agreements by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	loss of customers, decreases in customer’ purchases, or decreases in customers’ purchase prices;
•	changes in demand for our customers’ products;
•	quarterly variations in our operating results, revenue, or revenue growth rates;
•	changes in revenue estimates, earnings estimates, or market projections by market analysts;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve;
•	legal proceedings involving us, including intellectual property litigation or class action litigation; and
•	our stock repurchase and dividend policies and decisions.

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
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years:

	Quarter Ended
	3/31/15	12/31/14	9/30/14	6/30/14	3/31/14	12/31/13	9/30/13	6/30/13
High	$70.74	$75.94	$70.03	$57.50	$60.49	$59.42	$51.61	$55.99
Low	$62.40	$59.24	$52.10	$50.06	$53.84	$50.51	$46.33	$46.66

Shareholders
     We had approximately 98 shareholders of record and 5,394 total shareholders as of April 20, 2015.

Dividends
     We declared cash dividends on our Common Stock of aggregate amounts of $10,000,000 payable to shareholders of record as of February 2, 2015 and on May 6, 2015, we announced that our Board declared a cash dividend of $1.00 per share payable to shareholders of record as of May 18, 2015. We did not declare or pay any other dividends for the two most recent fiscal years. We have said we expect to declare quarterly dividends that are more than the company’s current free cash flow but significantly less than the $10,000,000 dividend already paid. However, our dividend policy is subject to change at any time, and future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, future cash requirements, and other factors our Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans
     Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2015 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Performance Graph
     The graph and table below compares the total shareholder return on our Common Stock to the cumulative total return of the NASDAQ Industrial Index and the SmallTimes Index of Companies Involved in Micro- and Nanotech. NVE is included in both indices. The graph and table assume $100 was invested on March 31, 2010 in each of our Common Stock, the NASDAQ Industrial Index, and the SmallTimes Index, with reinvestment of dividends.

	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015
NVE Corporation	$100.00	$124.37	$117.00	$124.55	$125.92	$157.06
SmallTimes Index	$100.00	$108.75	$112.74	$118.69	$137.62	$144.63
NASDAQ Industrial Index	$100.00	$125.60	$132.43	$154.07	$193.10	$210.26

Stock Repurchase Program
     In 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of March 31, 2015. The repurchase program may be modified or discontinued at any time without notice.

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

	Balance Sheet Data as of March 31
	2015	2014	2013	2012	2011
Cash, cash equivalents, and marketable securities	$100,450,357	$95,644,701	$85,260,969	$73,541,463	$62,179,707
Total assets	$110,089,196	$105,242,043	$95,765,496	$83,126,763	$71,836,225
Total shareholders’ equity	$108,327,534	$103,704,641	$93,984,608	$81,458,858	$69,970,549
	Income Statement Data for Years Ended March 31
	2015	2014	2013	2012	2011
Revenue
Product sales	$29,894,045	$25,512,028	$24,434,823	$25,151,822	$26,024,823
Contract research and development	690,043	422,879	2,598,596	3,427,398	5,172,240
Total revenue	$30,584,088	$25,934,907	$27,033,419	$28,579,220	$31,197,063

Gross profit	$24,564,220	$20,214,630	$20,008,238	$19,253,709	$21,413,365
Income from operations	$19,251,951	$14,393,816	$15,196,854	$14,273,048	$17,669,770
Net cash provided by operating activities	$14,870,066	$12,401,424	$12,645,302	$12,811,910	$12,808,807
Net income	$14,368,354	$11,135,875	$11,828,838	$11,381,095	$13,360,945
Net income per share – diluted	$2.95	$2.29	$2.43	$2.34	$2.76

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

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $180,000 at March 31, 2015 and $295,000 at March 31, 2014.

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

     As of March 31, 2015 our net deferred tax liabilities were $173,656 compared to $117,213 as of March 31, 2014. Net deferred tax liabilities included $107,570 in deferred tax assets for stock-based compensation deductions as of March 31, 2015 and $120,008 as of March 31, 2014. Utilization of certain of our deferred tax assets is subject to limitations based on Internal Revenue Code Section 382.

Recently Issued Accounting Standards
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

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2015	2014	2013	2014 to 2015	2013 to 2014
Revenue
Product sales	97.7%	98.4%	90.4%	17.2%	4.4%
Contract research and development	2.3%	1.6%	9.6%	63.2%	(83.7)%
Total revenue	100.0%	100.0%	100.0%	17.9%	(4.1)%
Cost of sales	19.7%	22.1%	26.0%	5.2%	(18.6)%
Gross profit	80.3%	77.9%	74.0%	21.5%	1.0%
Expenses
Selling, general, and administrative	7.6%	8.6%	8.3%	3.4%	(0.2)%
Research and development	9.8%	13.8%	9.5%	(16.3)%	39.5%
Total expenses	17.4%	22.4%	17.8%	(8.7)%	21.0%
Income from operations	62.9%	55.5%	56.2%	33.8%	(5.3)%
Interest income	7.2%	8.2%	8.7%	3.1%	(10.1)%
Income before taxes	70.1%	63.7%	64.9%	29.8%	(5.9)%
Income tax provision	23.1%	20.8%	21.1%	31.4%	(6.1)%
Net income	47.0%	42.9%	43.8%	29.0%	(5.9)%

     Total revenue for fiscal 2015 increased 18% compared to fiscal 2014, and decreased 4% in fiscal 2014 compared to fiscal 2013. The increase in total revenue in fiscal 2015 was due to a 17% increase in product sales and a 63% increase in contract research and development revenue. The decrease in total revenue in fiscal 2014 was due to an 84% decrease in contract research and development revenue, partially offset by a 4% increase in product sales. The increase in contract research and development revenue for fiscal 2015 compared to fiscal 2014 was due to new contracts and contract activities and an improved environment for government contract funding. The decrease for fiscal 2014 compared to fiscal 2013 was due to completion of certain contracts and contract activities and a challenging environment for government contract funding. The increases in product sales for fiscal 2015 and 2014 were primarily due to increased purchase volume by existing customers.

     Gross profit margin increased to 80% of revenue for fiscal 2015 from 78% for fiscal 2014 due to a more favorable product sales mix. Gross profit margin for fiscal 2014 increased from 74% for fiscal 2013 due to a more favorable revenue mix, a more favorable product sales mix, and more efficient product manufacturing.

     Total expenses decreased 9% for fiscal 2015 compared to fiscal 2014 and increased 21% for fiscal 2014 compared to fiscal 2013. The decrease in total expenses in fiscal 2015 compared to fiscal 2014 was due to a 16% decrease in research and development expense, partially offset by a 3% increase in selling, general, and administrative expense. The increase in selling, general, and administrative expense for fiscal 2015 was primarily due to increased sales commissions and performance-based compensation. The decrease in research and development expense for fiscal 2015 was due to the completion of certain product development activities and an increase in contract research and development activities, which caused us to reallocate resources to expensed research and development activities. The increase in total expenses in fiscal 2014 compared to fiscal 2013 was due to a 39% increase in research and development expense. The increase in research and development expense in fiscal 2014 was due to increased product development activities, and a decrease in contract research and development activities, which caused resources to be reallocated to expensed research and development activities.

     Interest income increased 3% in fiscal 2015 compared to fiscal 2014, and decreased 10% in fiscal 2014 compared to fiscal 2013. The increase in fiscal 2015 compared to fiscal 2014 was due to an increase in our average balance of marketable securities, partially offset by a decrease in interest rates earned on reinvested funds. The decrease in fiscal 2014 compared to fiscal 2013 was due to a decrease in interest rates earned on reinvested funds, partially offset by an increase in interest-bearing marketable securities. We expect interest income to decrease in future periods as we plan to use proceeds from maturating marketable securities to help fund cash dividends, rather than reinvesting proceeds as we have generally done in the past.

     The effective income tax rate was approximately 33% of income before taxes for fiscal 2015, 2014, and 2013. Our effective tax rates could fluctuate, however, due to a number of factors, including Federal and state tax rates and regulations, some of which are outside our control.

     Net income increased 29% in fiscal 2015 compared to fiscal 2014 primarily due to increased total revenue, increased gross profit margin as a percentage of revenue, and decreased expenses. Net income decreased 6% in fiscal 2014 compared to fiscal 2013, primarily due to decreased contract research and development revenue, increased research and development expense, and decreased interest income, partially offset by increased product sales and increased gross profit margin.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $9,437,262 at March 31, 2015 compared to $1,262,300 at March 31, 2014. The $8,174,962 increase in cash and cash equivalents was due to $14,870,066 in net cash provided by operating activities and $2,977,907 net cash provided by investing activities, less $9,673,011 net cash used in financing activities.

Operating Activities
     Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for fiscal years 2013 through 2015. For fiscal 2015, net cash provided by operating activities was $14,870,066.

     Accounts receivable increased $632,400 in fiscal 2015 due to increased revenue and the timing of payments by our customers.

     Inventories increased $535,159 as we prepared for possible product shipments in the future.

Investing Activities
     Net cash provided by investing activities in fiscal 2015 was primarily due to marketable security maturities exceeding purchases by $3,162,914. For most of the past three fiscal years, after purchasing fixed assets and repurchasing our Common Stock, we invested excess cash provided by operating activities in long-term marketable securities.

     As of March 31, 2015 our marketable securities had remaining maturities between one week and 224 weeks (see “Note 4 – Marketable Securities” to the Financial Statements, included elsewhere in this Report for additional information). Our entire portfolio of short-term and long-term marketable securities is classified as available for sale.

     Purchases of fixed assets were $185,007 during fiscal 2015, $160,718 in fiscal 2014, and $1,824,324 in fiscal 2013. Purchases all three years were primarily for capital equipment and leasehold improvements to increase our production capacity and were financed with cash provided by operating activities. Purchases of fixed assets could increase significantly in future years compared to fiscal 2015, and our capital expenditures can vary significantly from year to year depending on our needs, equipment purchasing opportunities, and production expansion activities.

     Free cash flow, which is net cash provided by operating activities less purchases of fixed assets, was $14,685,059 for fiscal 2015.

Financing Activities
     Net cash used in financing activities in fiscal 2015 was primarily a $10,000,000 cash dividend to shareholders, partially offset by net proceeds from the sale of common stock of $302,701 from stock option exercises.

     In addition to the $10,000,000 dividend in fiscal 2015, on May 6, 2015 we announced that our Board had declared a cash dividend of $1.00 per share of common stock, or $4,875,953 based on shares outstanding as of May 1, 2015, to be paid May 29, 2015. We may continue quarterly dividends in excess of our free cash flow in order to return cash to our shareholders. We plan to fund such dividends through cash provided by operating activities and proceeds from maturities of marketable securities. Our plan for capital allocation is to continue cash dividends and opportunistic share repurchases until we have significantly decreased our balance of cash plus marketable securities. We expect to return significant cash to shareholders while maintaining sufficient liquidity for operations and strategic flexibility. We plan to maintain enough cash and marketable securities to fund our operations, to defend our intellectual property if necessary, to make opportunistic strategic investments, and for contingencies. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We repurchased $1,263,405 of our Common Stock in fiscal 2014. We did not repurchase any stock in fiscal 2015 or fiscal 2013. The repurchases in fiscal 2014 were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of March 31, 2015. The repurchase program may be modified or discontinued at any time without notice.

Contractual Obligations
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
Operating lease obligations	$1,588,398	$269,662	$545,413	$559,596	$213,727
Purchase obligations	229,050	229,050	-	-	-
Total	$1,817,448	$498,712	$545,413	$559,596	$213,727

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” to the Financial Statements, included elsewhere in this report, provides additional information about our lease obligations. Purchase obligations as of March 31, 2015 consisted of raw materials and equipment purchase commitments. We expect to meet these obligations from cash provided by operating activities or proceeds from maturities of marketable securities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures and obligations in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2016.

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

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2015 had remaining maturities between one week and 224 weeks. Marketable securities had a market value of $91,013,095 at March 31, 2015, representing approximately 83% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2015 and 2014, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Revenue
Product sales	$7,548,468	$5,883,690	$8,113,806	$8,348,081
Contract research and development	23,464	408,058	153,567	104,954
Total revenue	7,571,932	6,291,748	8,267,373	8,453,035
Cost of sales	1,378,235	1,473,655	1,609,632	1,558,346
Gross profit	6,193,697	4,818,093	6,657,741	6,894,689
Expenses
Selling, general, and administrative	523,132	533,695	625,599	629,650
Research and development	714,728	694,758	787,279	803,428
Total expenses	1,237,860	1,228,453	1,412,878	1,433,078
Income from operations	4,955,837	3,589,640	5,244,863	5,461,611
Income before taxes	5,474,240	4,147,483	5,807,786	6,010,165
Net income	$3,662,716	$2,792,906	$3,875,622	$4,037,110
Net income per share – diluted	$0.75	$0.57	$0.80	$0.83
	Unaudited; Quarter Ended
	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013
Revenue
Product sales	$5,857,866	$6,448,407	$7,231,149	$5,974,606
Contract research and development	125,231	25,290	70,031	202,327
Total revenue	5,983,097	6,473,697	7,301,180	6,176,933
Cost of sales	1,388,980	1,449,396	1,503,546	1,378,355
Gross profit	4,594,117	5,024,301	5,797,634	4,798,578
Expenses
Selling, general, and administrative	478,897	543,698	660,076	552,804
Research and development	840,719	905,246	876,463	962,911
Total expenses	1,319,616	1,448,944	1,536,539	1,515,715
Income from operations	3,274,501	3,575,357	4,261,095	3,282,863
Income before taxes	3,819,110	4,105,740	4,781,897	3,809,202
Net income	$2,562,225	$2,777,174	$3,229,651	$2,566,825
Net income per share – diluted	$0.53	$0.57	$0.66	$0.53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2015. Our internal control over financial reporting as of March 31, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report contained in Item 8 included elsewhere herein.

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

Changes in Internal Controls
     During the quarter ended March 31, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2015 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2015 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2015 and 2014” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2015 Annual Meeting of Shareholders is incorporated by reference into this section.
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

Date    May 6, 2015

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 6, 2015
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 6, 2015
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2015
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 6, 2015
/s/Richard W. Kramp Richard W. Kramp	Director	May 6, 2015
/s/Gary R. Maharaj Gary R. Maharaj	Director	May 6, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the internal control over financial reporting of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended March 31, 2015, and our report dated May 6, 2015 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
May 6, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2015 and 2014, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 6, 2015 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
May 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the balance sheet of NVE Corporation as of March 31, 2013, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation at March 31, 2013, and the results of their operations and their cash flows for the year ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
May 1, 2013

NVE CORPORATION
BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$9,437,262	$1,262,300
Marketable securities, short term	20,099,288	12,360,091
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,963,974	2,331,574
Inventories	3,742,492	3,207,333
Deferred tax assets	102,052	237,387
Prepaid expenses and other assets	574,913	816,276
Total current assets	36,919,981	20,214,961
Fixed assets
Machinery and equipment	8,604,926	8,536,010
Leasehold improvements	1,524,298	1,499,454
	10,129,224	10,035,464
Less accumulated depreciation	7,873,816	7,030,692
Net fixed assets	2,255,408	3,004,772
Marketable securities, long term	70,913,807	82,022,310
Total assets	$110,089,196	$105,242,043

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$358,818	$374,127
Accrued payroll and other	1,127,136	808,675
Total current liabilities	1,485,954	1,182,802

Long-term deferred tax liabilities	275,708	354,600

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,857,953 issued and outstanding as of March 31, 2015 and 4,851,043 issued and outstanding as of March 31, 2014	48,580	48,510
Additional paid-in capital	20,850,762	20,464,883
Accumulated other comprehensive income	746,447	877,857
Retained earnings	86,681,745	82,313,391
Total shareholders’ equity	108,327,534	103,704,641
Total liabilities and shareholders’ equity	$110,089,196	$105,242,043

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2015	2014	2013
Revenue
Product sales	$29,894,045	$25,512,028	$24,434,823
Contract research and development	690,043	422,879	2,598,596
Total revenue	30,584,088	25,934,907	27,033,419
Cost of sales	6,019,868	5,720,277	7,025,181
Gross profit	24,564,220	20,214,630	20,008,238
Expenses
Selling, general, and administrative	2,312,076	2,235,475	2,240,563
Research and development	3,000,193	3,585,339	2,570,821
Total expenses	5,312,269	5,820,814	4,811,384
Income from operations	19,251,951	14,393,816	15,196,854
Interest income	2,187,723	2,122,133	2,359,603
Income before taxes	21,439,674	16,515,949	17,556,457
Provision for income taxes	7,071,320	5,380,074	5,727,619
Net income	$14,368,354	$11,135,875	$11,828,838
Net income per share – basic	$2.96	$2.30	$2.44
Net income per share – diluted	$2.95	$2.29	$2.43
Cash dividends declared per common share	$2.06	$-	$-
Weighted average shares outstanding
Basic	4,855,504	4,851,460	4,839,810
Diluted	4,871,935	4,867,691	4,863,546

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2015	2014	2013
Net income	$14,368,354	$11,135,875	$11,828,838
Unrealized (loss) gain from marketable securities, net of tax	(131,410)	(679,869)	470,270
Comprehensive income	$14,236,944	$10,456,006	$12,299,108

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance at March 31, 2012	4,824,745	$48,247	$20,974,477	$1,087,456	$59,348,678	$81,458,858
Exercise of stock options	37,691	377	143,811			144,188
Comprehensive income:
Unrealized gain on marketable securities, net of tax				470,270	470,270
Net income					11,828,838	11,828,838
Total comprehensive income						12,299,108
Stock-based compensation			66,720			66,720
Tax benefit of stock- based compensation			15,734			15,734
Balance at March 31, 2013	4,862,436	48,624	21,200,742	1,557,726	71,177,516	93,984,608
Exercise of stock options	14,000	140	416,620			416,760
Repurchase of common stock	(25,393)	(254)	(1,263,151)			(1,263,405)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(679,869)	(679,869)
Net income					11,135,875	11,135,875
Total comprehensive income						10,456,006
Stock-based compensation			53,200			53,200
Tax benefit of stock- based compensation			57,472			57,472
Balance at March 31, 2014	4,851,043	48,510	20,464,883	877,857	82,313,391	103,704,641
Exercise of stock options	6,910	70	302,631			302,701
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(131,410)	(131,410)
Net income					14,368,354	14,368,354
Total comprehensive income						14,236,944
Stock-based compensation			58,960			58,960
Tax benefit of stock- based compensation			24,288			24,288
Cash dividends declared ($2.06 per share of common stock)					(10,000,000)	(10,000,000)
Balance at March 31, 2015	4,857,953	$48,580	$20,850,762	$746,447	$86,681,745	$108,327,534

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$14,368,354	$11,135,875	$11,828,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	934,371	844,339	647,163
Stock-based compensation	58,960	53,200	66,720
Excess tax benefits	(24,288)	(57,472)	(15,734)
Deferred income taxes	155,713	121,881	51,262
Changes in operating assets and liabilities
Accounts receivable	(632,400)	189,821	163,445
Inventories	(535,159)	129,259	(107,216)
Prepaid expenses and other assets	241,363	141,871	201,705
Accounts payable and accrued expenses	303,152	(157,350)	(190,881)
Net cash provided by operating activities	14,870,066	12,401,424	12,645,302

INVESTING ACTIVITIES
Purchases of fixed assets	(185,007)	(160,718)	(1,824,324)
Purchases of marketable securities	(8,997,086)	(22,753,916)	(27,209,753)
Proceeds from maturities of marketable securities	12,160,000	10,055,000	17,194,000
Net cash provided by (used in) investing activities	2,977,907	(12,859,634)	(11,840,077)

FINANCING ACTIVITIES
Proceeds from sale of common stock	302,701	416,760	144,188
Excess tax benefits	24,288	57,472	15,734
Repurchase of common stock	-	(1,263,405)	-
Payment of dividends to shareholders	(10,000,000)	-	-
Net cash (used in) provided by financing activities	(9,673,011)	(789,173)	159,922

Increase (decrease) in cash and cash equivalents	8,174,962	(1,247,383)	965,147
Cash and cash equivalents at beginning of year	1,262,300	2,509,683	1,544,536

Cash and cash equivalents at end of year	$9,437,262	$1,262,300	$2,509,683

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,800,000	$5,263,033	$5,202,616

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

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs for other-than-temporary impairment were required on available-for-sale securities during fiscal 2015, 2014, or 2013.

Concentration of Risk and Financial Instruments
     Financial instruments potentially subject to significant concentrations of credit risk consist principally of cash equivalents, marketable securities, and accounts receivable.

     We have invested our excess cash in corporate-backed and municipal-backed bonds and money market instruments. Our investment policy prescribes purchases of only high-grade securities, and limits the amount of credit exposure to any one issuer.

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

Accounts Receivable and Allowance for Doubtful Accounts
     We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2015, 2014, or 2013.

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

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment, and furniture and fixtures is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We have not identified any indicators of impairment during fiscal 2015, 2014, or 2013.

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

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $12,771 for fiscal 2015, $15,542 for fiscal 2014, and $27,386 for fiscal 2013.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options and warrants totaling 4,000 for fiscal 2015 and 2014; and 5,000 for fiscal 2013 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Year Ended March 31
	2015	2014	2013
Weighted average common shares outstanding – basic	4,855,504	4,851,460	4,839,810
Effect of dilutive securities:
Stock options	16,431	15,639	21,934
Warrants	-	592	1,802
Shares used in computing net income per share – diluted	4,871,935	4,867,691	4,863,546

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $89,625,984 at March 31, 2015 and $89,934,059 at March 31, 2014.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. We held one Level 2 marketable security at March 31, 2015, with a fair value of $1,387,111. The fair value of our Level 2 marketable securities was $4,448,342 at March 31, 2014. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.”

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2015, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$91,013,095	$20,099,288	$40,220,312	$30,693,495

     As of March 31, 2015 and 2014 our marketable securities were as follows:
	As of March 31, 2015				As of March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$88,456,886	$1,185,469	$(16,371)	$89,625,984	$88,567,210	$1,613,822	$(246,973)	$89,934,059
Municipal bonds	1,383,839	3,272	-	1,387,111	4,436,430	16,521	(4,609)	4,448,342
Total	$89,840,725	$1,188,741	$(16,371)	$91,013,095	$93,003,640	$1,630,343	$(251,582)	$94,382,401

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2015 and 2014:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2015
Corporate bonds	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)
Municipal bonds	-	-	-	-	-	-
Total	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)
As of March 31, 2014
Corporate bonds	$34,761,683	$(246,973)	$-	$-	$34,761,683	$(246,973)
Municipal bonds	1,418,742	(4,609)	-	-	1,418,742	(4,609)
Total	$36,180,425	$(251,582)	$-	$-	$36,180,425	$(251,582)

      Gross unrealized losses totaled $16,371 as of March 31, 2015, and were attributed to two corporate bonds out of a portfolio of 31 bonds. The gross unrealized losses were due to market-price decreases after the bonds were purchased.

     All of the bonds we held had investment-grade credit ratings by Moody’s or Standard and Poor’s. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     One corporate bond, with a fair market value of $2,590,240 had been in continuous unrealized loss positions for 12 months or greater. For this security, we also considered the severity of unrealized loss, which was less than 1% of adjusted cost.

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired at March 31, 2015.

NOTE 5. INVENTORIES
     Inventories are shown in the following table. Classification at March 31, 2014 has been revised to conform with the current year classification.

	March 31
	2015	2014
Raw materials	$738,169	$776,510
Work in process	2,302,751	1,900,098
Finished goods	701,572	530,725
Total inventories	$3,742,492	$3,207,333

 NOTE 6. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $58,960 in fiscal 2015, $53,200 in fiscal 2014, and $66,720 in fiscal 2013.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2015	2014	2013
Risk-free interest rate	1.6%	1.4%	0.7%
Expected volatility	24%	30%	38%
Expected life (years)	4.2	4.3	4.1
Dividend yield	0%	0%	0%

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

Dividend yield
     We assume a dividend yield of zero because we had no plans to pay dividends at the time options were granted.

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $21,420 for fiscal 2015 and $19,327 for fiscal 2014.

General stock option information
     We had no nonvested shares as of March 31, 2015 or 2014. The following table summarizes information about options outstanding at March 31, 2015, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 15.08 - 16.33	18,090	$16.19	0.8
31.27 - 42.45	5,000	37.12	3.8
51.04 - 67.69	12,000	58.11	7.5
	35,090	$33.51	3.5

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

     A summary of our stock options and warrants are shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price	Warrants Outstanding	Weighted Average Warrant Exercise Price
At March 31, 2012	162,230	109,000	$25.85	10,000	$16.28
Granted	(4,000)	4,000	$54.11	-	-
Exercised	-	(64,000)	$24.23	-	-
Terminated	-	-	$-	(6,000)	7.35
At March 31, 2013	158,230	49,000	$30.27	4,000	$29.69
Granted	(4,000)	4,000	$49.86	-	-
Exercised	-	(14,000)	$29.77	-	-
Terminated	1,000	(1,000)	$58.27	(2,000)	21.99
At March 31, 2014	155,230	38,000	$31.78	2,000	$37.38
Granted	(4,000)	4,000	$67.69	-	-
Exercised	-	(6,910)	$43.81	-	-
Terminated	-	-	$-	(2,000)	37.38
At March 31, 2015	151,230	35,090	$33.51	-	$-

     The remaining weighted-average exercisable life was 3.5 years at March 31, 2015; 4.2 years at March 31, 2014; and 4.6 years at March 31, 2013. All outstanding options were exercisable as of March 31, 2015, 2014, and 2013. The total intrinsic value of options exercised during fiscal 2015 was $160,056 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2015, based on our closing stock price for that day, was $1,242,623, all of which were exercisable. The total fair value of option grants was $58,960 in fiscal 2015. There was no unrecognized stock-based compensation at March 31, 2015.

     No warrants were issued in the past three fiscal years and none were outstanding at March 31, 2015. Remaining weighted-average exercisable warrant life was 0.4 years at March 31, 2014 and 0.9 years at March 31, 2013.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2013 through 2015 consisted of the following:
	Year Ended March 31
	2015	2014	2013
Current taxes
Federal	$6,608,923	$5,010,734	$5,314,876
State	330,971	304,931	377,215
Deferred taxes
Federal	125,070	61,306	34,718
State	6,356	3,103	810
Income tax provision	$7,071,320	$5,380,074	$5,727,619

    A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2013 through 2015 is as follows:

	Year Ended March 31
	2015	2014	2013
Tax expense at U.S. statutory rate	$7,503,886	$5,667,281	$6,046,264
State income taxes, net of Federal benefit	216,518	199,751	244,691
Domestic manufacturing deduction	(600,207)	(443,708)	(460,723)
Municipal interest	(11,489)	(28,456)	(118,282)
Other	(37,388)	(14,794)	15,669
Income tax provision	$7,071,320	$5,380,074	$5,727,619

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2015 and 2014 were as follows:

	March 31
	2015	2014
Vacation accrual	$114,217	$137,052
Inventory reserve	65,394	107,173
Depreciation	(63,631)	(37,131)
Stock-based compensation deductions	107,570	120,009
Unrealized gain on marketable securities	(425,922)	(500,904)
Other	28,716	56,588
Net deferred tax liabilities	$(173,656)	$(117,213)
Reported as:
Deferred tax assets	$102,052	$237,387
Long-term deferred tax liabilities	(275,708)	(354,600)
Net deferred tax liabilities	$(173,656)	$(117,213)

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $24,288 in fiscal 2015 and $57,472 in fiscal 2014 were attributed to stock-based compensation deductions. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years.

     The amounts credited to “Additional paid-in capital” were the tax benefits of the deductions to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes. “Tax benefit of stock-based compensation” represented the tax benefits of deductions for stock-based compensation to the extent they exceeded the corresponding compensation expense recognized for financial reporting purposes. Cash we received from the exercise of stock options related to excess tax benefits is included in “Proceeds from sale of common stock” in the statement of cash flows for the year in which the option was exercised and cash received.

     We had $122,163 of state net operating losses at March 31, 2015, compared to $41,084 of Federal net operating losses and $131,596 of state net operating losses at March 31, 2014. These net operating losses expire in fiscal 2020 and are subject to limitation including limitation under the Internal Revenue Code.

     We had no unrecognized tax benefits as of March 31, 2015, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2015 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

 NOTE 8. CONCENTRATIONS
     The following table summarizes customers comprising 10% or more of revenue for fiscal 2015, 2014, and 2013:

	% of Revenue for Year Ended March 31
	2015	2014	2013
Customer A	20%	17%	14%
Customer B	16%	19%	15%
Customer C	14%	15%	16%
Customer D	12%	10%	*

*Less than 10%

     These four largest customers also accounted for 64% of our accounts receivable as of March 31, 2015 and 61% as of March 31, 2014. We believe the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

     Revenue by geographic region was as follows:

	Year Ended March 31
	2015	2014	2013
United States	$11,919,548	$11,159,443	$12,006,493
Europe	13,779,392	11,065,547	10,666,338
Asia	4,318,209	3,374,202	3,979,862
Other	566,939	335,715	380,726
Total Revenue	$30,584,088	$25,934,907	$27,033,419

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $269,473 for fiscal 2015, $265,357 for fiscal 2014, and $259,823 for fiscal 2013. The operating lease for our facility expires December 31, 2020. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring October 2018 with payments due quarterly.

     The following table shows our future minimum lease payments:

Year Ending March 31
2016	2017	2018	2019	2020	2021	Total
$269,662	$270,677	$274,736	$277,831	$281,765	$213,727	$1,588,398

 NOTE 10. STOCK REPURCHASE PROGRAM
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of March 31, 2015. We repurchased 25,393 shares for $1,263,405 in Fiscal 2014, and we did not repurchase any Common Stock in fiscal 2015 or fiscal 2013. The repurchase program may be modified or discontinued at any time without notice.

 NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $105,554 for fiscal 2015, $101,100 for fiscal 2014, and $105,370 for fiscal 2013.

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