Form 10-Q
period 2015-06-30
NVE CORP /NEW/
filed 2015-07-22
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2015

or
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
Common Stock, $0.01 Par Value – 4,866,181 shares outstanding as of July 17, 2015

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2015 and 2014

          Statements of Comprehensive Income

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2015	March 31, 2015*
ASSETS
Current assets
Cash and cash equivalents	$12,290,435	$9,437,262
Marketable securities, short-term	17,559,217	20,099,288
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,039,738	2,963,974
Inventories	3,170,601	3,742,492
Deferred tax assets	147,219	102,052
Prepaid expenses and other assets	846,546	574,913
Total current assets	37,053,756	36,919,981
Fixed assets
Machinery and equipment	8,629,333	8,604,926
Leasehold improvements	1,522,948	1,524,298
	10,152,281	10,129,224
Less accumulated depreciation	8,080,567	7,873,816
Net fixed assets	2,071,714	2,255,408
Marketable securities, long-term	70,432,372	70,913,807
Total assets	$109,557,842	$110,089,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$386,555	$358,818
Accrued payroll and other	568,821	1,127,136
Income taxes payable	1,475,474	-
Total current liabilities	2,430,850	1,485,954

Long-term deferred tax liabilities	138,201	275,708

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,866,181 issued and outstanding as of June 30, 2015 and 4,857,953 issued and outstanding as of March 31, 2015	48,662	48,580
Additional paid-in capital	20,875,163	20,850,762
Accumulated other comprehensive income	437,948	746,447
Retained earnings	85,627,018	86,681,745
Total shareholders’ equity	106,988,791	108,327,534
Total liabilities and shareholders’ equity	$109,557,842	$110,089,196

*The March 31, 2015 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2015	2014
Revenue
Product sales	$7,735,865	$8,348,081
Contract research and development	585,054	104,954
Total revenue	8,320,919	8,453,035
Cost of sales	1,993,928	1,558,346
Gross profit	6,326,991	6,894,689
Expenses
Selling, general, and administrative	484,764	629,650
Research and development	681,001	803,428
Total expenses	1,165,765	1,433,078
Income from operations	5,161,226	5,461,611
Interest income	485,798	548,554
Income before taxes	5,647,024	6,010,165
Provision for income taxes	1,843,798	1,973,055
Net income	$3,803,226	$4,037,110
Net income per share – basic	$0.78	$0.83
Net income per share – diluted	$0.78	$0.83
Cash dividends declared per common share	$1.00	$-
Weighted average shares outstanding
Basic	4,854,841	4,851,043
Diluted	4,860,848	4,867,459

STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30
	2015	2014
Net income	$3,803,226	$4,037,110
Unrealized (loss) gain from marketable securities, net of tax	(308,499)	94,848
Comprehensive income	$3,494,727	$4,131,958

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2015		2014
OPERATING ACTIVITIES
Net income	$3,803,226	$4,037,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	206,751	230,915
Excess tax benefits	(318,521)	-
Deferred income taxes	311,876	56,573
Changes in operating assets and liabilities:
Accounts receivable	(75,764)	(1,459,679)
Inventories	571,891	(85,423)
Prepaid expenses and other assets	(271,633)	(149,273)
Accounts payable and accrued expenses	944,896	1,853,045
Net cash provided by operating activities	5,172,722	4,483,268

INVESTING ACTIVITIES
Purchases of fixed assets	(23,057)	(27,710)
Purchases of marketable securities	136,978	(6,404,809)
Proceeds from maturities and sales of marketable securities	2,400,000	4,000,000
Net cash provided by (used in) investing activities	2,513,921	(2,432,519)

FINANCING ACTIVITIES
Proceeds from sale of common stock	262,749	-
Excess tax benefits	318,521	-
Repurchase of common stock	(556,787)	-
Payment of dividends to shareholders	(4,857,953)	-
Net cash used in financing activities	(4,833,470)	-

Increase in cash and cash equivalents	2,853,173	2,050,749
Cash and cash equivalents at beginning of period	9,437,262	1,262,300

Cash and cash equivalents at end of period	$12,290,435	$3,313,049

Supplemental disclosures of cash flow information:
Cash paid during the quarter for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The results of operations for the quarter ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2016.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be our first quarter of fiscal 2019. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

     We have adopted all other applicable recently issued accounting pronouncements.

 NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 7,000 for the quarter ended June 30, 2014 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Quarter Ended June 30
	2015	2014
Weighted average common shares outstanding – basic	4,854,841	4,851,043
Effect of dilutive securities:
Stock options	6,007	15,814
Warrants	-	602
Shares used in computing net income per share – diluted	4,860,848	4,867,459

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of June 30, 2015, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$87,991,589	$17,559,217	$47,260,141	$23,172,231

     As of June 30 and March 31, 2015, our marketable securities were as follows:

	As of June 30, 2015				As of March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$85,929,786	$724,435	$(36,779)	$86,617,442	$88,456,886	$1,185,469	$(16,371)	$89,625,984
Municipal bonds	1,373,962	185	-	1,374,147	1,383,839	3,272	-	1,387,111
Total	$87,303,748	$724,620	$(36,779)	$87,991,589	$89,840,725	$1,188,741	$(16,371)	$91,013,095

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2015
Corporate bonds	$12,352,085	$(26,489)	$2,595,544	$(10,290)	$14,947,629	$(36,779)
Municipal bonds	-	-	-	-	-	-
Total	$12,352,085	$(26,489)	$2,595,544	$(10,290)	$14,947,629	$(36,779)
As of March 31, 2015
Corporate bonds	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)
Municipal bonds	-	-	-	-	-	-
Total	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)

     Gross unrealized losses totaled $36,779 as of June 30, 2015, and were attributed to six corporate bonds out of a portfolio of 30 bonds. The gross unrealized losses were due to market-price decreases after the bonds were purchased.

     All of the bonds we held had investment-grade credit ratings by Moody’s or Standard and Poor’s. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     One corporate bond, with a fair market value of $2,595,544, had been in continuous unrealized loss positions for 12 months or greater. For this security, we also considered the severity of unrealized loss, which was less than 1% of adjusted cost.

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired at June 30, 2015.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	June 30, 2015	March 31, 2015
Raw materials	$776,051	$738,169
Work in process	1,680,708	2,302,751
Finished goods	713,842	701,572
Total inventories	$3,170,601	$3,742,492

NOTE 7. STOCK-BASED COMPENSATION
      There were no stock-based compensation expenses for the first quarters of fiscal 2016 or 2015.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2015, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2015 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $86,617,442 at June 30, 2015 and $89,625,984 at March 31, 2015.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. Our Level 2 financial instruments consist of municipal debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $1,374,147 at June 30, 2015 and $1,387,111 at March 31, 2015.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PLAN
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of June 30, 2015. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any of our Common Stock under the program during the quarter ended June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to our reliance on several large customers for a significant percentage of revenue, uncertainties related to possible renewal of agreements with large customers, uncertainties related to the economic environments in the industries we serve, uncertainties related to future contract research and development revenue, uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2015. At June 30, 2015 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2015 compared to quarter ended June 30, 2014
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2015	2014
Revenue
Product sales	93.0%	98.8%	(7.3)%
Contract research and development	7.0%	1.2%	457.4%
Total revenue	100.0%	100.0%	(1.6)%
Cost of sales	24.0%	18.4%	28.0%
Gross profit	76.0%	81.6%	(8.2)%
Expenses
Selling, general, and administrative	5.8%	7.5%	(23.0)%
Research and development	8.2%	9.5%	(15.2)%
Total expenses	14.0%	17.0%	(18.7)%
Income from operations	62.0%	64.6%	(5.5)%
Interest and other income	5.9%	6.5%	(11.4)%
Income before taxes	67.9%	71.1%	(6.0)%
Provision for income taxes	22.2%	23.3%	(6.6)%
Net income	45.7%	47.8%	(5.8)%

     Total revenue for the quarter ended June 30, 2015 (the first quarter of fiscal 2016) decreased 2% compared to the quarter ended June 30, 2014 (the first quarter of fiscal 2015). The decrease was due to a 7% decrease in product sales, partially offset by a 457% increase in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was due to decreased purchase volume by existing customers. Based on customer forecasts and a more aggressive pricing strategy in certain markets, we currently expect product sales for future quarters, including the remaining quarters in fiscal 2016, to be significantly less than product sales for the first quarter of fiscal 2016.

     The increase in contract research and development revenue for the first quarter of fiscal 2016 was due to new contracts.

     Gross profit margin decreased to 76% of revenue for the first quarter of fiscal 2016 compared to 82% for the first quarter of fiscal 2015, due primarily to a less profitable revenue mix caused by a large increase in contract research and development revenue.

     Total expenses decreased 19% for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, due to a 23% decrease in selling, general, and administrative expense and a 15% decrease in research and development expense. The decrease in selling, general, and administrative expense was primarily due to decreased performance-based compensation. The decrease in research and development expense was due to an increase in contract research and development activities, which caused us to reallocate resources to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income for the first quarter of fiscal 2016 decreased 11% due to a decrease in interest-bearing marketable securities. The decrease in marketable securities was because we used proceeds from maturating securities to help fund cash dividends, rather than reinvesting proceeds as we had generally done in the past.

     The provision for income taxes was $1,843,798 for the first quarter of fiscal 2016 compared to $1,973,055 for the first quarter of fiscal 2015. The effective tax rate was 33% of income before taxes for the first quarters of fiscal 2016 and 2015.

     The 6% decrease in net income in the first quarter of fiscal 2016 compared to the prior-year quarter was primarily due to decreased product sales and decreased interest income, partially offset by decreased expenses.

Liquidity and capital resources

Overview
     Cash and cash equivalents were $12,290,435 at June 30, 2015 compared to $9,437,262 at March 31, 2015. The $2,853,173 increase in cash and cash equivalents during the quarter was due to $5,172,722 in net cash provided by operating activities and $2,513,921 net cash provided by investing activities, less $4,833,470 net cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Inventories decreased $571,891, primarily due to a reduction in work in process related to contract research and development revenue recognition timing.

     Income taxes payable increased $1,475,474 in the first quarter of fiscal 2016 because we had no estimated income tax payments due in the quarter.

Investing Activities
     Net cash provided by investing activities in the first quarter of fiscal 2016 was primarily due to marketable security maturities of $2,400,000.

     Purchases of fixed assets were $23,057 in the first quarter of fiscal 2016 compared to $27,710 in the first quarter of fiscal 2015. Our capital expenditures can vary significantly from from quarter to quarter depending on our needs, equipment purchasing opportunities, and production expansion activities.

     Free cash flow, which is net cash provided by operating activities less purchases of fixed assets, was $5,149,665 for the first quarter of fiscal 2016.

Financing Activities
     Net cash used in financing activities in the first quarter of fiscal 2016 was primarily a $4,857,953 cash dividend to shareholders.

     In addition to the $4,857,953 dividend paid in the first quarter of fiscal 2016, on July 22, 2015 we announced that our Board had declared a cash quarterly dividend of an additional $1.00 per share of common stock, or $4,866,181 based on shares outstanding as of July 17, 2015 to be paid August 31, 2015. We plan to fund such dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     A program announced January 21, 2009 authorized the repurchase of up to $2,500,000 of our Common Stock, $1,236,595 of which remained available as of June 30, 2015. The repurchase program may be modified or discontinued at any time without notice. We did not repurchase any stock under the program in the first quarter of fiscal 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of June 30, 2015 had remaining maturities between five and 211 weeks. Marketable securities had a market value of $87,991,589 at June 30, 2015, representing approximately 80% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended June 30, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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
NVE CORPORATION
(Registrant)

July 22, 2015	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 22, 2015	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer