Form 10-Q
period 2015-09-30
NVE CORP /NEW/
filed 2015-10-21
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2015

or
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
Common Stock, $0.01 Par Value – 4,844,845 shares outstanding as of October 16, 2015

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2015 and 2014

          Statements of Comprehensive Income for the Quarters Ended September 30, 2015 and 2014

          Statements of Income for the Six Months Ended September 30, 2015 and 2014

          Statements of Comprehensive Income for the Six Months Ended September 30, 2015 and 2014

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Sept. 30, 2015	March 31, 2015*
ASSETS
Current assets
Cash and cash equivalents	$12,716,318	$9,437,262
Marketable securities, short term	23,175,666	20,099,288
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,782,968	2,963,974
Inventories	3,147,868	3,742,492
Deferred tax assets	108,509	102,052
Prepaid expenses and other assets	635,323	574,913
Total current assets	42,566,652	36,919,981
Fixed assets
Machinery and equipment	8,735,764	8,604,926
Leasehold improvements	1,539,965	1,524,298
	10,275,729	10,129,224
Less accumulated depreciation	8,288,450	7,873,816
Net fixed assets	1,987,279	2,255,408
Marketable securities, long term	60,781,110	70,913,807
Total assets	$105,335,041	$110,089,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$445,083	$358,818
Accrued payroll and other	628,104	1,127,136
Total current liabilities	1,073,187	1,485,954

Long-term deferred tax liabilities	74,268	275,708

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,844,845 issued and outstanding as of September 30, 2015 and 4,857,953 issued and outstanding as of March 31, 2015	48,449	48,580
Additional paid-in capital	19,665,966	20,850,762
Accumulated other comprehensive income	402,579	746,447
Retained earnings	84,070,592	86,681,745
Total shareholders’ equity	104,187,586	108,327,534
Total liabilities and shareholders’ equity	$105,335,041	$110,089,196

*The March 31, 2015 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2015	2014
Revenue
Product sales	$6,436,672	$8,113,806
Contract research and development	843,085	153,567
Total revenue	7,279,757	8,267,373
Cost of sales	1,644,514	1,609,632
Gross profit	5,635,243	6,657,741
Expenses
Selling, general, and administrative	524,631	625,599
Research and development	628,962	787,279
Total expenses	1,153,593	1,412,878
Income from operations	4,481,650	5,244,863
Interest income	468,531	562,923
Income before taxes	4,950,181	5,807,786
Provision for income taxes	1,639,386	1,932,164
Net income	$3,310,795	$3,875,622
Net income per share – basic	$0.68	$0.80
Net income per share – diluted	$0.68	$0.80
Cash dividends declared per common share	$1.00	$-
Weighted average shares outstanding
Basic	4,855,398	4,855,071
Diluted	4,858,133	4,872,029

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Sept. 30
	2015	2014
Net income	$3,310,795	$3,875,622
Unrealized loss from marketable securities, net of tax	(35,369)	(404,731)
Comprehensive income	$3,275,426	$3,470,891

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2015	2014
Revenue
Product sales	$14,172,537	$16,461,887
Contract research and development	1,428,139	258,521
Total revenue	15,600,676	16,720,408
Cost of sales	3,638,442	3,167,978
Gross profit	11,962,234	13,552,430
Expenses
Selling, general, and administrative	1,009,395	1,255,249
Research and development	1,309,963	1,590,707
Total expenses	2,319,358	2,845,956
Income from operations	9,642,876	10,706,474
Interest income	954,329	1,111,477
Income before taxes	10,597,205	11,817,951
Provision for income taxes	3,483,184	3,905,219
Net income	$7,114,021	$7,912,732
Net income per share – basic	$1.46	$1.63
Net income per share – diluted	$1.46	$1.63
Cash dividends declared per common share	$2.00	$-
Weighted average shares outstanding
Basic	4,858,557	4,853,068
Diluted	4,862,431	4,868,769

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2015	2014
Net income	$7,114,021	$7,912,732
Unrealized loss from marketable securities, net of tax	(343,868)	(309,883)
Comprehensive income	$6,770,153	$7,602,849

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2015		2014
OPERATING ACTIVITIES
Net income	$7,114,021	$7,912,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	414,634	464,517
Stock-based compensation	21,160	58,960
Excess tax benefits	(352,294)	(24,288)
Deferred income taxes	340,608	138,992
Changes in operating assets and liabilities:
Accounts receivable	181,006	(1,346,822)
Inventories	594,624	(182,060)
Prepaid expenses and other assets	(60,410)	(32,252)
Accounts payable and accrued expenses	(412,767)	10,587
Net cash provided by operating activities	7,840,582	7,000,366

INVESTING ACTIVITIES
Purchases of fixed assets	(146,505)	(27,710)
Purchases of marketable securities	266,240	(9,280,445)
Proceeds from maturities and sales of marketable securities	6,250,000	4,000,000
Net cash provided by (used in) investing activities	6,369,735	(5,308,155)

FINANCING ACTIVITIES
Proceeds from sale of common stock	292,909	302,701
Excess tax benefits	352,294	24,288
Repurchase of common stock	(1,851,290)	-
Payment of dividends to shareholders	(9,725,174)	-
Net cash (used in) provided by financing activities	(10,931,261)	326,989

Increase in cash and cash equivalents	3,279,056	2,019,200
Cash and cash equivalents at beginning of period	9,437,262	1,262,300

Cash and cash equivalents at end of period	$12,716,318	$3,281,500

Supplemental disclosures of cash flow information:
Cash paid during the quarter for income taxes	$3,240,000	$3,760,500

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The results of operations for the quarter or six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2016.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 will be effective prospectively for the year ending March 31, 2018, with early adoption permitted. We do not expect adoption of ASU 2015-11 to have a significant impact on our financial statements.

     In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be our first quarter of fiscal 2019. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

     We have adopted all other applicable recently issued accounting standards.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 4,000 for the quarter and six months ended September 30, 2015 and 4,000 for the quarter and six months ended September 30, 2014 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:

	Quarter Ended Sept. 30
	2015	2014
Weighted average common shares outstanding – basic	4,855,398	4,855,071
Dilutive effect of stock options	2,735	16,958
Shares used in computing net income per share – diluted	4,858,133	4,872,029

	Six Months Ended Sept. 30
	2015	2014
Weighted average common shares outstanding – basic	4,858,557	4,853,068
Dilutive effect of stock options	3,874	15,701
Shares used in computing net income per share – diluted	4,862,431	4,868,769

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of September 30, 2015, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$83,956,776	$23,175,666	$39,590,273	$21,190,837

     As of September 30 and March 31, 2015, our marketable securities were as follows:

	As of September 30, 2015				As of March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$81,960,402	$645,841	$(17,615)	$82,588,628	$88,456,886	$1,185,469	$(16,371)	$89,625,984
Municipal bonds	1,364,084	4,064	-	1,368,148	1,383,839	3,272	-	1,387,111
Total	$83,324,486	$649,905	$(17,615)	$83,956,776	$89,840,725	$1,188,741	$(16,371)	$91,013,095

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2015
Corporate bonds	$8,834,101	$(9,840)	$2,597,444	$(7,775)	$11,431,545	$(17,615)
Municipal bonds	-	-	-	-	-	-
Total	$8,834,101	$(9,840)	$2,595,544	$(7,775)	$11,431,545	$(17,615)
As of March 31, 2015
Corporate bonds	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)
Municipal bonds	-	-	-	-	-	-
Total	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)

     Gross unrealized losses totaled $17,615 as of September 30, 2015, and were attributed to four corporate bonds out of a portfolio of 27 corporate and municipal bonds. The gross unrealized losses were due to market-price decreases after the bonds were purchased.

     All of the bonds we held had investment-grade credit ratings by Moody’s or Standard and Poor’s. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     One corporate bond, with a fair market value of $2,597,444, had been in a continuous unrealized loss position for 12 months or greater. For this security, we also considered the severity of unrealized loss, which was approximately 0.3% of adjusted cost.

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired as of September 30, 2015.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	September 30, 2015	March 31, 2015
Raw materials	$813,644	$738,169
Work in process	1,692,008	2,302,751
Finished goods	642,216	701,572
Total inventories	$3,147,868	$3,742,492

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $21,160 for the second quarter and first six months of fiscal 2016 and $58,960 for the second quarter and first six months of fiscal 2015. Stock-based compensation expenses for the quarters and six months ended September 30, 2015 and 2014 were due to the issuance of automatic stock options to our non-employee directors on their election or reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2015, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2015 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $82,588,628 at September 30, 2015 and $89,625,984 at March 31, 2015.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had one Level 2 financial instrument, a municipal debt security, which is classified as available-for-sale. The fair value of the Level 2 marketable security was $1,368,148 at September 30, 2015 and $1,387,111 at March 31, 2015. The security is included in “Marketable securities, long term” on the balance sheets.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 10. STOCK REPURCHASE PROGRAM
     We repurchased $1,235,406 of our Common Stock during the quarter ended September 30, 2015. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $5,001,189 as of September 30, 2015. The Repurchase Program may be modified or discontinued at any time without notice.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2015, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2015. At September 30, 2015 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2015 compared to quarter ended September 30, 2014
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2015	2014
Revenue
Product sales	88.4%	98.1%	(20.7)%
Contract research and development	11.6%	1.9%	449.0%
Total revenue	100.0%	100.0%	(11.9)%
Cost of sales	22.6%	19.5%	2.2%
Gross profit	77.4%	80.5%	(15.4)%
Expenses
Selling, general, and administrative	7.2%	7.6%	(16.1)%
Research and development	8.6%	9.5%	(20.1)%
Total expenses	15.8%	17.1%	(18.4)%
Income from operations	61.6%	63.4%	(14.6)%
Interest income	6.4%	6.8%	(16.8)%
Income before taxes	68.0%	70.2%	(14.8)%
Provision for income taxes	22.5%	23.3%	(15.2)%
Net income	45.5%	46.9%	(14.6)%

     Total revenue for the quarter ended September 30, 2015 (the second quarter of fiscal 2016) decreased 12% compared to the quarter ended September 30, 2014 (the second quarter of fiscal 2015). The decrease was due to a 21% decrease in product sales, partially offset by a 449% increase in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was due to decreased purchase volume by existing customers and a more aggressive pricing strategy in certain markets. The increase in contract research and development revenue for the second quarter of fiscal 2016 was due to new contracts.

     Gross profit margin decreased to 77% of revenue for the second quarter of fiscal 2016 compared to 81% for the second quarter of fiscal 2015, due to a less profitable revenue mix caused by a large increase in contract research and development revenue.

     Total expenses decreased 18% for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, due to a 16% decrease in selling, general, and administrative expense and a 20% decrease in research and development expense. The decrease in selling, general, and administrative expense was primarily due to decreases in performance-based and stock-based compensation. The decrease in research and development expense was due to an increase in contract research and development activities, which caused us to reallocate resources to expensed research and development activities. We currently expect research and development expense to increase in the third and fourth quarters from the second quarter due to planned product development. Research and development expense can fluctuate significantly, however, depending on staffing, project requirements, and contract research and development activities.

     Interest income for the second quarter of fiscal 2016 decreased 17% due to a decrease in interest-bearing marketable securities. The decrease in marketable securities was because we used proceeds from maturating securities to help fund cash dividends, rather than reinvesting proceeds as we had generally done in the past.

     The 15% decrease in net income in the second quarter of fiscal 2016 compared to the prior-year quarter was primarily due to decreased product sales and decreased interest income, partially offset by increased contract research and development revenue and decreased expenses.

Six months ended September 30, 2015 compared to six months ended September 30, 2014
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2015	2014
Revenue
Product sales	90.8%	98.5%	(13.9)%
Contract research and development	9.2%	1.5%	452.4%
Total revenue	100.0%	100.0%	(6.7)%
Cost of sales	23.3%	18.9%	14.9%
Gross profit	76.7%	81.1%	(11.7)%
Expenses
Selling, general, and administrative	6.5%	7.5%	(19.6)%
Research and development	8.4%	9.5%	(17.6)%
Total expenses	14.9%	17.0%	(18.5)%
Income from operations	61.8%	64.1%	(9.9)%
Interest income	6.1%	6.6%	(14.1)%
Income before taxes	67.9%	70.7%	(10.3)%
Provision for income taxes	22.3%	23.4%	(10.8)%
Net income	45.6%	47.3%	(10.1)%

     Total revenue for the six months ended September 30, 2015 decreased 7% compared to the six months ended September 30, 2014. The decrease was due to a 14% decrease in product sales, partially offset by a 452% increase in contract research and development revenue.

     The decrease in product sales from the prior-year period was due to decreased purchase volume by existing customers and a more aggressive pricing strategy in certain markets. The increase in contract research and development revenue for the first six months of fiscal 2016 was due to new contracts.

     Gross profit margin decreased to 77% of revenue for the first six months of fiscal 2016 compared to 81% for the first six months of fiscal 2015, due to a less profitable revenue mix caused by a large increase in contract research and development revenue.

     Total expenses decreased 19% for the first six months of fiscal 2016 compared to the first six months of fiscal 2015, due to a 20% decrease in selling, general, and administrative expense and a 18% decrease in research and development expense. The decrease in selling, general, and administrative expense was primarily due to decreased performance-based compensation. The decrease in research and development expense was due to an increase in contract research and development activities, which caused us to reallocate resources to expensed research and development activities. Research and development expense can fluctuate significantly depending on staffing, project requirements, and contract research and development activities.

     Interest income for the first six months of fiscal 2016 decreased 14% due to a decrease in interest-bearing marketable securities. The decrease in marketable securities was because we used proceeds from maturating securities to help fund cash dividends, rather than reinvesting proceeds as we had generally done in the past.

     The 10% decrease in net income for the first six months of fiscal 2016 compared to the prior-year period was primarily due to decreased product sales and decreased interest income, partially offset by increased contract research and development revenue and decreased expenses.

 Liquidity and capital resources

Overview
     Cash and cash equivalents were $12,716,318 at September 30, 2015 compared to $9,437,262 at March 31, 2015. The $3,279,056 increase in cash and cash equivalents during the quarter was due to $7,840,582 in net cash provided by operating activities and $6,369,735 net cash provided by investing activities, less $10,931,261 net cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Inventories as of September 30, 2015 decreased $594,624 compared to March 31, 2015, primarily due to a reduction in work in process related to contract research and development revenue recognition timing.

Investing Activities
     Net cash provided by investing activities in the first six months of fiscal 2016 was primarily due to marketable security maturities of $6,250,000.

     Purchases of fixed assets were $146,505 in the first six months of fiscal 2016 compared to $27,710 in the first six months of fiscal 2015. Our capital expenditures can vary significantly depending on our needs, equipment purchasing opportunities, and production expansion activities.

     Free cash flow, which is net cash provided by operating activities less purchases of fixed assets, was $7,694,077 for the first six months of fiscal 2016.

Financing Activities
     Net cash used in financing activities in the first six months of fiscal 2016 was primarily due to $1,851,290 for repurchases of our common stock and $9,725,174 in cash dividends to shareholders.

     In addition to cash dividends to shareholders paid in the first six months of fiscal 2016, on October 21, 2015 we announced that our Board had declared a cash quarterly dividend of an additional $1.00 per share of Common Stock, or $4,844,845 based on shares outstanding as of October 16, 2015, to be paid November 30, 2015. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     The repurchases of our common stock in the first six months of fiscal 2016 were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $5,001,189 as of September 30, 2015. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. Additional information on our stock repurchase program is contained in Part II, Item 2 of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of September 30, 2015 had remaining maturities between one month and 198 weeks. Marketable securities had a market value of $83,956,776 at September 30, 2015, representing approximately 80% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended September 30, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $5,001,189 as of September 30, 2015. Common Stock repurchases during the quarter ended September 30, 2015, all of which were made as part of our publicly announced program, were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Maximum approximate dollar value of shares that may yet be purchased under the program
July 1, 2015 – July 31, 2015	-	$-	-	$1,236,595
August 1, 2015 – August 31, 2015	22,376	$55.21	22,376	$5,001,189
September 1, 2015 – September 30, 2015	-	$-	-	$5,001,189
	22,376		22,376

Item 4. Mine Safety Disclosures.
     Not applicable.

Item 6. Exhibits.

Exhibit #	Description
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

October 21, 2015	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 21, 2015	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer