Form 10-Q
period 2015-12-31
NVE CORP /NEW/
filed 2016-01-20
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2015

or
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
Common Stock, $0.01 Par Value – 4,844,845 shares outstanding as of January 15, 2016

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2015 and 2014

          Statements of Comprehensive Income for the Quarters Ended December 31, 2015 and 2014

          Statements of Income for the Nine Months Ended December 31, 2015 and 2014

          Statements of Comprehensive Income for the Nine Months Ended December 31, 2015 and 2014

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Dec. 31, 2015	March 31, 2015*
ASSETS
Current assets
Cash and cash equivalents	$3,594,164	$9,437,262
Marketable securities, short term	23,629,484	20,099,288
Accounts receivable, net of allowance for uncollectible accounts of $15,000	1,753,689	2,963,974
Inventories	3,108,911	3,742,492
Deferred tax assets	152,789	102,052
Prepaid expenses and other assets	903,568	574,913
Total current assets	33,142,605	36,919,981
Fixed assets
Machinery and equipment	8,766,708	8,604,926
Leasehold improvements	1,539,965	1,524,298
	10,306,673	10,129,224
Less accumulated depreciation and amortization	8,502,002	7,873,816
Net fixed assets	1,804,671	2,255,408
Long-term deferred tax assets	99,958	-
Marketable securities, long term	68,127,073	70,913,807
Total assets	$103,174,307	$110,089,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$209,686	$358,818
Accrued payroll and other	650,846	1,127,136
Deferred revenue	714,805	-
Total current liabilities	1,575,337	1,485,954

Long-term deferred tax liabilities	-	275,708

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,844,845 issued and outstanding as of December 31, 2015 and 4,857,953 issued and outstanding as of March 31, 2015	48,449	48,580
Additional paid-in capital	19,665,966	20,850,762
Accumulated other comprehensive income	81,357	746,447
Retained earnings	81,803,198	86,681,745
Total shareholders’ equity	101,598,970	108,327,534
Total liabilities and shareholders’ equity	$103,174,307	$110,089,196

*The March 31, 2015 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2015	2014
Revenue
Product sales	$5,025,041	$5,883,690
Contract research and development	990,974	408,058
Total revenue	6,016,015	6,291,748
Cost of sales	1,508,361	1,473,655
Gross profit	4,507,654	4,818,093
Expenses
Selling, general, and administrative	406,676	533,695
Research and development	738,657	694,758
Total expenses	1,145,333	1,228,453
Income from operations	3,362,321	3,589,640
Interest income	468,367	557,843
Income before taxes	3,830,688	4,147,483
Provision for income taxes	1,253,237	1,354,577
Net income	$2,577,451	$2,792,906
Net income per share – basic	$0.53	$0.57
Net income per share – diluted	$0.53	$0.57
Cash dividends declared per common share	$1.00	$-
Weighted average shares outstanding
Basic	4,844,845	4,857,953
Diluted	4,846,970	4,876,074

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Dec. 31
	2015	2014
Net income	$2,577,451	$2,792,906
Unrealized loss from marketable securities, net of tax	(321,222)	(41,941)
Comprehensive income	$2,256,229	$2,750,965

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2015	2014
Revenue
Product sales	$19,197,578	$22,345,577
Contract research and development	2,419,113	666,579
Total revenue	21,616,691	23,012,156
Cost of sales	5,146,803	4,641,633
Gross profit	16,469,888	18,370,523
Expenses
Selling, general, and administrative	1,416,071	1,788,944
Research and development	2,048,620	2,285,465
Total expenses	3,464,691	4,074,409
Income from operations	13,005,197	14,296,114
Interest income	1,422,696	1,669,320
Income before taxes	14,427,893	15,965,434
Provision for income taxes	4,736,421	5,259,796
Net income	$9,691,472	$10,705,638
Net income per share – basic	$2.00	$2.21
Net income per share – diluted	$2.00	$2.20
Cash dividends declared per common share	$3.00	$-
Weighted average shares outstanding
Basic	4,853,970	4,854,702
Diluted	4,857,103	4,871,270

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2015	2014
Net income	$9,691,472	$10,705,638
Unrealized loss from marketable securities, net of tax	(665,090)	(351,824)
Comprehensive income	$9,026,382	$10,353,814

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended Dec. 31
2015		2014
OPERATING ACTIVITIES
Net income	$9,691,472	$10,705,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628,186	698,820
Stock-based compensation	21,160	58,960
Excess tax benefits	(352,294)	(24,288)
Deferred income taxes	305,391	141,060
Changes in operating assets and liabilities:
Accounts receivable	1,210,285	476,495
Inventories	633,581	(478,791)
Prepaid expenses and other assets	(328,655)	(709,502)
Accounts payable and accrued expenses	(625,422)	(20,142)
Deferred revenue	714,805	-
Net cash provided by operating activities	11,898,509	10,848,250

INVESTING ACTIVITIES
Purchases of fixed assets	(177,449)	(114,139)
Purchases of marketable securities	(9,613,052)	(9,136,457)
Proceeds from maturities and sales of marketable securities	7,825,000	8,610,000
Net cash used in investing activities	(1,965,501)	(640,596)

FINANCING ACTIVITIES
Proceeds from sale of common stock	292,909	302,701
Excess tax benefits	352,294	24,288
Repurchase of common stock	(1,851,290)	-
Payment of dividends to shareholders	(14,570,019)	-
Net cash (used in) provided by financing activities	(15,776,106)	326,989

(Decrease) increase in cash and cash equivalents	(5,843,098)	10,534,643
Cash and cash equivalents at beginning of period	9,437,262	1,262,300

Cash and cash equivalents at end of period	$3,594,164	$11,796,943

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,490,000	$5,600,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The results of operations for the quarter or nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2016.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If the guidance is applied prospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If the guidance is applied retrospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We do not expect adoption of ASU 2015-17 to have a significant impact on our financial statements.

     In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 will be effective prospectively for the year ending March 31, 2018, with early adoption permitted. We do not expect adoption of ASU 2015-11 to have a significant impact on our financial statements.

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

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options). Stock options totaling 10,000 for the quarter and 4,000 for the nine months ended December 31, 2015 and 4,000 for the nine months ended December 31, 2014 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:

	Quarter Ended Dec. 31
	2015	2014
Weighted average common shares outstanding – basic	4,844,845	4,857,953
Dilutive effect of stock options	2,125	18,121
Shares used in computing net income per share – diluted	4,846,970	4,876,074

	Nine Months Ended Dec. 31
	2015	2014
Weighted average common shares outstanding – basic	4,853,970	4,854,702
Dilutive effect of stock options	3,133	16,568
Shares used in computing net income per share – diluted	4,857,103	4,871,270

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of December 31, 2015, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$91,756,557	$23,629,484	$43,633,379	$24,493,694

     As of December 31 and March 31, 2015, our marketable securities were as follows:

	As of December 31, 2015				As of March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$90,274,572	$280,496	$(153,811)	$90,401,257	$88,456,886	$1,185,469	$(16,371)	$89,625,984
Municipal bonds	1,354,206	1,094	-	1,355,300	1,383,839	3,272	-	1,387,111
Total	$91,628,778	$281,590	$(153,811)	$91,756,557	$89,840,725	$1,188,741	$(16,371)	$91,013,095

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2015:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2015
Corporate bonds	$39,526,380	$(132,870)	$2,583,664	$(20,941)	$42,110,044	$(153,811)
Municipal bonds	-	-	-	-	-	-
Total	$39,526,380	$(132,870)	$2,583,664	$(20,941)	$42,110,044	$(153,811)
As of March 31, 2015
Corporate bonds	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)
Municipal bonds	-	-	-	-	-	-
Total	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)

     Gross unrealized losses totaled $153,811 as of December 31, 2015, and were attributed to 13 corporate bonds out of a portfolio of 28 bonds. The gross unrealized losses were due to market-price decreases after the bonds were purchased.

     All of the bonds we held had investment-grade credit ratings by Moody’s or Standard and Poor’s. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     One corporate bond, with a fair market value of $2,583,664, had been in continuous unrealized loss positions for 12 months or greater. For this security, we also considered the severity of unrealized loss, which was less than 1% of adjusted cost.

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired as of December 31, 2015.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	December 31, 2015	March 31, 2015
Raw materials	$734,094	$738,169
Work in process	1,568,449	2,302,751
Finished goods	806,368	701,572
Total inventories	$3,108,911	$3,742,492

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $21,160 for the first nine months of fiscal 2016, and $58,960 for the first nine months of fiscal 2015. The stock-based compensation expenses were due to the issuance of automatic stock options to our non-employee directors on their election or reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of December 31, 2015, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2015 we had no accrued interest related to uncertain tax positions. The tax years 1999 through 2014 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $90,401,257 at December 31, 2015 and $89,625,984 at March 31, 2015.

   Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had one Level 2 financial instrument, a municipal debt security, which is classified as available-for-sale. The fair value of the Level 2 marketable security was $1,355,300 at December 31, 2015 and $1,387,111 at March 31, 2015. The security is included in “Marketable securities, long term” on the balance sheets.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized an additional $5,000,000. We did not repurchase any of our Common Stock under the program during the quarter ended December 31, 2015. The remaining authorization was $5,001,189 as of December 31, 2015. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. DIVIDENDS
     On January 20, 2016 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of Common Stock to be paid February 29, 2016 to shareholders of record as of the close of business February 1, 2016.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2015. At December 31, 2015 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2015 compared to quarter ended December 31, 2014
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2015	2014
Revenue
Product sales	83.5%	93.5%	(14.6)%
Contract research and development	16.5%	6.5%	142.9%
Total revenue	100.0%	100.0%	(4.4)%
Cost of sales	25.1%	23.4%	2.4%
Gross profit	74.9%	76.6%	(6.4)%
Expenses
Selling, general, and administrative	6.7%	8.5%	(23.8)%
Research and development	12.3%	11.0%	6.3%
Total expenses	19.0%	19.5%	(6.8)%
Income from operations	55.9%	57.1%	(6.3)%
Interest income	7.8%	8.8%	(16.0)%
Income before taxes	63.7%	65.9%	(7.6)%
Provision for income taxes	20.9%	21.5%	(7.5)%
Net income	42.8%	44.4%	(7.7)%

     Total revenue for the quarter ended December 31, 2015 (the third quarter of fiscal 2016) decreased 4% compared to the quarter ended December 31, 2014 (the third quarter of fiscal 2015). The decrease was due to a 15% decrease in product sales, partially offset by a 143% increase in contract research and development revenue.

    The decrease in product sales from the prior-year quarter was due to decreased purchase volume by existing customers and a more aggressive pricing strategy in certain markets. Additionally, we faced a challenging global economic environment in the quarter.

     The increase in contract research and development revenue for the third quarter of fiscal 2016 was due to new contracts.

     Gross profit margin decreased to 75% of revenue for the third quarter of fiscal 2016 compared to 77% for the third quarter of fiscal 2015, due to a less profitable revenue mix caused by a decrease in product sales and an increase in contract research and development revenue.

     Total expenses decreased 7% for the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015, due to a 24% decrease in selling, general, and administrative expense, partially offset by a 6% increase in research and development expense. The decrease in selling, general, and administrative expense was primarily due to decreased sales commissions. The increase in research and development expense was due to an increase in new product development activities. We currently expect research and development expense to increase in the fourth quarter of the current fiscal year from the fourth quarter of the prior year due to planned product development. Research and development expense can fluctuate significantly, however, depending on staffing, project requirements, and contract research and development activities.

     Interest income for the third quarter of fiscal 2016 decreased 16% due to a decrease in interest-bearing marketable securities. The decrease in marketable securities was because we used a portion of the proceeds from maturating securities to help fund cash dividends and repurchases of our common stock.

     The 8% decrease in net income in the third quarter of fiscal 2016 compared to the prior-year quarter was primarily due to decreased product sales and decreased interest income, partially offset by increased contract research and development revenue and decreased selling, general, and administrative expense.

Nine months ended December 31, 2015 compared to nine months ended December 31, 2014
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2015	2014
Revenue
Product sales	88.8%	97.1%	(14.1)%
Contract research and development	11.2%	2.9%	262.9%
Total revenue	100.0%	100.0%	(6.1)%
Cost of sales	23.8%	20.2%	10.9%
Gross profit	76.2%	79.8%	(10.3)%
Expenses
Selling, general, and administrative	6.5%	7.8%	(20.8)%
Research and development	9.5%	9.9%	(10.4)%
Total expenses	16.0%	17.7%	(15.0)%
Income from operations	60.2%	62.1%	(9.0)%
Interest income	6.5%	7.3%	(14.8)%
Income before taxes	66.7%	69.4%	(9.6)%
Provision for income taxes	21.9%	22.9%	(10.0)%
Net income	44.8%	46.5%	(9.5)%

     Total revenue for the nine months ended December 31, 2015 decreased 6% compared to the nine months ended December 31, 2014. The decrease was due to a 14% decrease in product sales, partially offset by a 263% increase in contract research and development revenue.

      The decrease in product sales from the prior-year period was due to decreased purchase volume by existing customers and a more aggressive pricing strategy in certain markets.

     The increase in contract research and development revenue for the first nine months of fiscal 2016 was due to new contracts.

     Gross profit margin decreased to 76% of revenue for the first nine months of fiscal 2016 compared to 80% for the first nine months of fiscal 2015, due to a less profitable revenue mix caused by a decrease in product sales and an increase in contract research and development revenue.

     Total expenses decreased 15% for the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015, due to a 21% decrease in selling, general, and administrative expense and a 10% decrease in research and development expense. The decrease in selling, general, and administrative expense was primarily due to decreased sales commissions and performance-based compensation. The decrease in research and development expense was due to an increase in contract research and development activities, which caused us to reallocate resources from expensed research and development activities.

     Interest income for the first nine months of fiscal 2016 decreased 15% due to a decrease in interest-bearing marketable securities. The decrease in marketable securities was because we used a portion of the proceeds from maturating securities to help fund cash dividends and repurchases of our common stock.

     The 9% decrease in net income for the first nine months of fiscal 2016 compared to the prior-year period was primarily due to decreased product sales and decreased interest income, partially offset by increased contract research and development revenue and decreased expenses.

 Liquidity and capital resources

Overview
     Cash and cash equivalents were $3,594,164 at December 31, 2015 compared to $9,437,262 at March 31, 2015. The $5,843,098 decrease in cash and cash equivalents during the quarter was due to $11,898,509 in net cash provided by operating activities, less $1,965,501 in net cash used in investing activities and $15,776,106 in net cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Cash provided by operating activities increased 10% to $11,898,509 compared to $10,848,250 for the prior-year period.

     Accounts receivable as of December 31, 2015 decreased $1,210,285 compared to March 31, 2015, primarily due to the timing of payments by our customers.

     Inventories as of December 31, 2015 decreased $633,581 compared to March 31, 2015, primarily due to a reduction in work in process related to contract research and development revenue recognition timing.

     Deferred revenue as of December 31, 2015 increased $714,805 due to payments received related to future product sales.

Investing Activities
     Net cash used in investing activities in the first nine months of fiscal 2016 was primarily due to marketable security purchases of $9,613,052 partially offset by marketable security maturities of $7,825,000.

     Purchases of fixed assets were $177,449 in the first nine months of fiscal 2016 compared to $114,139 in the first nine months of fiscal 2015. Our capital expenditures can vary significantly depending on our needs, equipment purchasing opportunities, and production expansion activities.

     Free cash flow, which is net cash provided by operating activities less purchases of fixed assets, was $11,721,060 for the first nine months of fiscal 2016.

Financing Activities
     Net cash used in financing activities in the first nine months of fiscal 2016 was primarily due to $1,851,290 for repurchases of our common stock and $14,570,019 in cash dividends to shareholders.

     In addition to cash dividends to shareholders paid in the first nine months of fiscal 2016, on January 20, 2016 we announced that our Board had declared a cash quarterly dividend of an additional $1.00 per share of Common Stock, or $4,844,845 based on shares outstanding as of January 15, 2016, to be paid February 29, 2016. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     The repurchases of our common stock in the first nine months of fiscal 2016 were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $5,001,189 as of December 31, 2015. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of December 31, 2015 had remaining maturities between two and 259 weeks. Marketable securities had a market value of $91,756,557 at December 31, 2015, representing approximately 89% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended December 31, 2015, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, except the following risk factor is updated because we executed amendment No. 1 to our Supply Agreement with Sonova AG (formerly known as Phonak AG), which extends the Agreement term through March 1, 2020:

We may lose revenue if we are unable to renew agreements with large customers.
     Our agreement with Avago Technologies, Inc., as amended, expires June 27, 2016, and our Supply Agreement with Sonova AG (formerly known as Phonak AG) as amended expires March 1, 2020. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

Item 4. Mine Safety Disclosures.
     Not applicable.

Item 6. Exhibits.

Exhibit #	Description
10.8	Supply Agreement by and between the company and Phonak AG (incorporated by reference to the Form 8-K filed May 6, 2009).
10.9+	Amendment to Supply Agreement by and between the company and Phonak (incorporated by reference to the Form 8-K/A filed January 12, 2011).
10.10+	Second Amendment to Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+Confidential portions deleted and filed separately with the SEC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

January 20, 2016	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 20, 2016	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer