Form 10-K
period 2016-03-31
NVE CORP /NEW/
filed 2016-05-04
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $122 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 29, 2016 was 4,835,010.
_______________

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our Proxy Statement for our 2016 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations of these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to the economic environments in the industries we serve, uncertainties related to future contract research and development revenue, uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

NVE History and Background
     NVE is a Minnesota corporation headquartered in a suburb of Minneapolis. We were founded in 1989 by James M. Daughton, Ph.D., a spintronics pioneer. Our common stock became publicly traded in 2000 through a reverse merger and became NASDAQ listed in 2003. Since our founding, we have been awarded more than $50 million in government research contracts. These contracts have helped us develop products and build our intellectual property portfolio. We have adopted a March 31 fiscal year, so fiscal years referenced in this report end March 31.

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

     Couplers are widely used in factory automation, providing reliable digital communication between electronic subsystems in factories. For example, couplers are used to send high-speed data between robots and central controllers. As manufacturing automation expands, there is a need for higher speed data and more channel density. Because of their unique properties, we believe our couplers transmit more data at higher speeds and over longer distances than conventional devices.

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

Our Strategy
     Our vision is to become the leading developer of practical spintronics technology and devices. Our spintronic technology provides eyes, nerves, and brains for electronic systems, breathing life and intelligence into inanimate objects. Our unique products support global trends of smarter and smaller connections and an “Internet of Things.” We plan to monetize our technology by selling the products described below and licensing our MRAM technology. To grow product sales, we plan to broaden our sensor and coupler product lines, and longer term to target larger markets such as consumer electronics, automotive electronics, and biosensors.

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

Sales and Product Distribution
     We rely on distributors who stock our products and sell them in more than 75 countries. Distributors of our products include America II Electronics, Inc., Digi-Key Corporation, Premier Farnell plc companies, and Rhopoint Components Ltd. Our distributor agreements generally renew annually. In addition, Avago Technologies, a Broadcom Limited Company and a leading supplier of solid-state couplers, distributes versions of some of our couplers under its brand under an agreement that expires June 27, 2016. We may add other private-brand coupler partners in the future.

New Product Status
     In the past year we began marketing a number of new products, including:
•	new network transceivers for the “Internet of Things”;
•	new angle sensors for energy and resource management;
•	ultrahigh isolation-voltage couplers for medical instruments and smart grids;
•	new sensors for medical devices; and
•	antitamper sensors

     Long-term product development programs in fiscal 2016 included:
•	“smart sensor” interfaces for connection to the “Internet of Things”;
•	biosensors for food safety and medical diagnostics;
•	low-power sensors and couplers; and
•	MRAM for antitamper and security applications.

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

Coupler Competition
     Competing coupler technologies include optical couplers, inductive couplers (transformers), capacitive couplers, and radio-frequency modulation couplers. In addition to being a customer, Avago Technologies is a leading producer of high-speed optical couplers. Other prominent optical coupler suppliers are Fairchild Semiconductor International, Lite-On Technology Corporation, Renesas Electronics Corporation, Toshiba Corporation, and Vishay Intertechnology.

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

Intellectual Property
Patents
     As of March 31, 2016 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

     Certain of our patents cover inventions we believe may be necessary for successful high-density, high-performance MRAMs. We believe U.S. patents 6,538,921 titled “Circuit Selection of Magnetic Memory Cells and Related Cell Structures,” and 6,744,086 titled “Current switched magnetoresistive memory cell” are particularly important. The 6,538,921 patent expires August 14, 2021. On September 16, 2012 the United States Patent and Trademark Office granted a request by Everspin Technologies, Inc. for an inter partes reexamination of patent 6,538,921. On December 30, 2015 the U.S. Patent and Trademark Office Patent Trial and Appeal Board affirmed an examiner’s decision to reject the claims of patent 6,538,921. The 6,744,086 patent has been reissued as RE 44,878 and expires May 15, 2022.

     We also have patents on advanced MRAM designs that we believe are important, including patents that relate to magnetothermal MRAM, spin-momentum MRAM, and synthetic antiferromagnetic storage.

Trademarks
     “NVE” and “IsoLoop” are our registered trademarks. Other trademarks we claim include “GMR Switch” and “GT Sensor.”

Seasonality
     In some years, including the two most recent fiscal years, we have observed weak product sales late in the calendar year, possibly due to ordering patterns or customer vacations and shutdowns. We cannot predict whether this seasonal pattern will occur in future years.

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

Dependence on Major Customers
     We rely on several large customers for a significant percentage of our revenue, including St. Jude Medical, Inc., Sonova AG, certain other medical device manufacturers, and certain distributors. The loss of one or more of these customers could have a material adverse effect on us.

Firm Backlog
     As of March 31, 2016 we had $2,117,547 of contract research and development backlog we believed to be firm, compared to $2,198,062 as of March 31, 2015. We expect the firm backlog as of March 31, 2016 to be filled in fiscal 2017. Certain contracts have performance requirements and milestones, and there can be no assurance that backlog will result in future revenue. Our product sales are made primarily under standard purchase orders, which are generally cancellable. Therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories, as well as related underlying technologies. We spent $2,691,303 for fiscal 2016, $2,472,341 for fiscal 2015, and $3,131,430 for fiscal 2014 in company-sponsored research and development activities. Additionally, we spent $2,762,406 for fiscal 2016, $1,112,813 during fiscal 2015, and $794,071 during fiscal 2014 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as non-government entities.

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

Number of Employees
     We had 47 employees as of March 31, 2016. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     Foreign sales accounted for approximately 55% of our revenue in fiscal 2016. More information about geographic areas is contained in “Note 8 – Concentrations” to the Financial Statements included in this report.

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
     We rely on several large customers for a significant percentage of our revenue. These large customers include St. Jude Medical, Inc., Sonova AG, certain other medical device manufacturers, and certain distributors. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled. Any decreases in purchase quantities or purchase prices, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

We risk losing business to our competitors.
     Known product competitors include Analog Devices, Inc.; Avago Technologies, Inc.; Fairchild Semiconductor International; Hermetic Switch, Inc.; Linear Technology Inc.; Maxim Integrated Products, Inc.; Meder Electronic AG; Memscap SA; NEC Corporation; Sharp Corporation; Silicon Laboratories, Inc.; Texas Instruments Incorporated; Toshiba Corporation; Vishay Intertechnology; and others. Many of our competitors and potential competitors have significantly greater financial, technical, and marketing resources than us. We believe that our competition is increasing as the technology and markets mature. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and we may lose business to competitors or it may be necessary to significantly reduce our prices in order to acquire or retain business. These factors could cause a material adverse impact on our financial condition, revenue, gross profit margins, or income.

We may lose revenue if we are unable to renew agreements with large customers.
     Our agreement with Avago Technologies, Inc., now a Broadcom Limited Company, as amended, expires June 27, 2016, our Supply Agreement with Sonova AG (formerly known as Phonak AG) as amended expires March 1, 2020, and our St. Jude Medical Supplier Partnering Agreement as amended expires January 1, 2021. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of any of these large customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past three fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason could hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is affected by Government budgets and priorities that can change and over which we have no control, and delays in such funding can occur for a number of reasons. The Budget Control Act of 2011 reduces spending authority for Government agencies that directly or indirectly fund or might fund our business. Interruptions in the Government funding process such as federal budget delays, debt ceiling limitations, shutdowns, sequestration, or Department of Defense spending cuts, may impact Government contract funding. Furthermore, some of our Government funding has been through Small Business Innovation Research (SBIR) or Small Business Technology Transfer Research (STTR) contracts. SBIR and STTR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense.

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
     Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. Increased industry demand or other factors beyond our control or ability to predict could cause or exacerbate wafer supply shortages. Wafer supply interruptions for any reason, including acts of God such as floods, typhoons, or earthquakes, could seriously jeopardize our ability to provide products that are critical to our business and operations, and may cause us to lose revenue.

The loss of supply of any critical chemicals or supplies could impact our ability to produce and deliver products and cause loss of revenue.
     There are a number of critical chemicals and supplies that we require to make products. These include certain gases, photoresists, polymers, metals, and specialized alloys. We maintain inventory of critical chemicals and materials, but in many cases we are dependent on single sources, and some of the materials could be subject to shortages or be discontinued by their suppliers at any time. Furthermore, current and future climate change regulations could increase our costs or cause the loss of supply of critical chemicals. We use chemicals such as sulfur hexafluoride in our manufacturing process that have been identified as greenhouse gases. If such chemicals were restricted or prohibited we would need to obtain substitutes that might be more expensive or less available. Supply interruptions or shortages for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, and the high isolation voltage specifications of our couplers, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption. We have alternate vendors or potential alternate vendors for the substantial majority of our product sales, but it could prove expensive, time-consuming, or technically challenging to convert certain products to an alternate vendor. We might not be able to recover work in process or finished goods in their possession if one of our packaging vendors were to become insolvent or disrupted by acts of God, including floods, typhoons, or earthquakes. Furthermore, an alternate vendor may not have sufficient capacity available to meet our requirements. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales were approximately 55% of our revenue for fiscal 2016, and we expect foreign sales to continue to represent a significant portion of our revenue. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

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
     As of March 31, 2016, we held $85,392,719 in short-term and long-term marketable securities, representing approximately 85% of our total assets. A number of the securities we hold have been downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. We could incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows, and our ability to pay dividends.

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price of our common stock to decline.
     While we currently plan to pay quarterly dividends indefinitely, our payment of cash dividends will be subject to, among other things, our results of operations, cash and marketable security balances, the timing of securities maturations, estimates of future cash requirements, fixed asset requirements, and other factors our Board may deem relevant. Because they are significantly more than our current free cash flow, recent and declared dividend amounts may be unsustainable. Any reduction or discontinuance by us of cash dividends could cause the market price of our common stock to decline.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us or our competitors;
•	the announcement of new products, product enhancements, contracts, or license agreements by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	loss of customers, decreases in customers’ purchases, or decreases in customers’ purchase prices;
•	changes in demand for our customers’ products;
•	quarterly variations in our operating results, revenue, or revenue growth rates;
•	changes in revenue estimates, earnings estimates, or market projections by market analysts;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve;
•	legal proceedings involving us, including intellectual property litigation or class action litigation; and
•	our stock repurchase and dividend policies and decisions.

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344, and leased under an agreement expiring December 31, 2020. The space consists of 21,362 square feet of offices, laboratories, and production areas, The facility is currently being utilized at less than maximum capacity to allow for growth, and we believe the facility is adequate to meet our current requirements. We hold no investments in real estate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividends
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years, and dividends declared and paid per share of common stock:
	Quarter Ended
	3/31/16	12/31/15	9/30/15	6/30/15	3/31/15	12/31/14	9/30/14	6/30/14
Market price range of common stock
High	$57.87	$62.93	$81.55	$78.88	$70.74	$75.94	$70.03	$57.50
Low	$45.47	$47.37	$46.50	$65.70	$62.40	$59.24	$52.10	$50.06

Dividends per share
Declared	$1.00	$1.00	$1.00	$1.00	$2.06	$-	$-	$-
Paid	$1.00	$1.00	$1.00	$1.00	$2.06	$-	$-	$-

     Dividends were funded from net cash provided by operating activities and proceeds from maturities of marketable securities. Depletion of our marketable securities could limit future dividend payments. Our dividend policy is subject to change at any time, and future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, future cash requirements, and other factors our Board may deem relevant.

Shareholders
     We had approximately 89 shareholders of record and 5,904 total shareholders as of April 18, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans
     Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2016 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Performance Graph
     The graph and table below compares the total shareholder return on our Common Stock to the cumulative total return of the NASDAQ Industrial Index and the SmallTimes Index of Companies Involved in Micro- and Nanotech. NVE is included in both indices. The graph and table assume $100 was invested on March 31, 2011 in each of our Common Stock, the NASDAQ Industrial Index, and the SmallTimes Index, with reinvestment of dividends.

	3/31/2011	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016
NVE Corporation	$100.00	$105.44	$122.67	$153.74	$167.40	$205.78
SmallTimes Index	$100.00	$103.68	$109.14	$126.55	$133.00	$126.95
NASDAQ Industrial Index	$100.00	$94.07	$100.14	$101.24	$122.33	$107.30

Stock Repurchase Program
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $4,540,806 as of March 31, 2016. Common Stock repurchases during each quarter of fiscal 2016, all of which were made as part of our publicly announced program, were as follows:

				Maximum
			Total number of	approximate
Period	Total	Average	shares purchased	dollar value of
	number	price	as part of publicly	shares that may
	of shares	paid	announced	yet be purchased
	purchased	per share	program	under the program
April 1, 2015 – June 30, 2015	-	$-	-	$1,236,595
July 1, 2015 – September 30, 2015	22,376	$55.21	22,376	$5,001,189
October 1, 2015 – December 31, 2015	-	$-	-	$5,001,189
January 1, 2016 – March 31, 2016	9,835	$46.81	9,835	$4,540,806
	32,211		32,211

Common Stock repurchases during the fourth quarter of fiscal 2016 were as follows:

				Maximum
			Total number of	approximate
Period	Total	Average	shares purchased	dollar value of
	number	price	as part of publicly	shares that may
	of shares	paid	announced	yet be purchased
	purchased	per share	program	under the program
January 1, 2016 – January 31, 2016	-	$-	-	$5,001,189
February 1, 2016 – February 29, 2016	9,835	$46.81	9,835	$4,540,806
March 1, 2016 – March 31, 2016	-	$-	-	$4,540,806
	9,835		9,835

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

	Balance Sheet Data as of March 31
	2016	2015	2014	2013	2012
Cash, cash equivalents, and marketable securities	$92,927,312	$100,450,357	$95,644,701	$85,260,969	$73,541,463
Total assets	$100,854,056	$110,089,196	$105,242,043	$95,765,496	$83,126,763
Total shareholders’ equity	$99,264,587	$108,327,534	$103,704,641	$93,984,608	$81,458,858
	Income Statement Data for Years Ended March 31
	2016	2015	2014	2013	2012
Revenue
Product sales	$24,410,391	$29,894,045	$25,512,028	$24,434,823	$25,151,822
Contract research and development	3,306,887	690,043	422,879	2,598,596	3,427,398
Total revenue	$27,717,278	$30,584,088	$25,934,907	$27,033,419	$28,579,220

Income from operations	$16,286,280	$19,251,951	$14,393,816	$15,196,854	$14,273,048
Net income	$12,292,315	$14,368,354	$11,135,875	$11,828,838	$11,381,095
Net income per share – diluted	$2.53	$2.95	$2.29	$2.43	$2.34
Cash dividends declared per share	$4.00	$2.06	$-	$-	$-

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

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $250,000 as of March 31, 2016 and $180,000 as of March 31, 2015.

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

     We had $51,188 of net deferred tax assets as of March 31, 2016, and $173,656 of net deferred tax liabilities as of March 31, 2015. Net deferred tax liabilities included $115,257 in deferred tax assets for stock-based compensation deductions as of March 31, 2016 and $107,570 as of March 31, 2015.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2016	2015	2014	2015 to 2016	2014 to 2015
Revenue
Product sales	88.1%	97.7%	98.4%	(18.3)%	17.2%
Contract research and development	11.9%	2.3%	1.6%	379.2%	63.2%
Total revenue	100.0%	100.0%	100.0%	(9.4)%	17.9%
Cost of sales	23.9%	19.7%	22.1%	9.9%	5.2%
Gross profit	76.1%	80.3%	77.9%	(14.1)%	21.5%
Expenses
Selling, general, and administrative	6.3%	7.6%	8.6%	(24.2)%	3.4%
Research and development	11.0%	9.8%	13.8%	2.0%	(16.3)%
Total expenses	17.3%	17.4%	22.4%	(9.4)%	(8.7)%
Income from operations	58.8%	62.9%	55.5%	(15.4)%	33.8%
Interest income	6.8%	7.2%	8.2%	(13.6)%	3.1%
Income before taxes	65.6%	70.1%	63.7%	(15.2)%	29.8%
Income tax provision	21.3%	23.1%	20.8%	(16.8)%	31.4%
Net income	44.3%	47.0%	42.9%	(14.4)%	29.0%

     Total revenue for fiscal 2016 decreased 9% compared to fiscal 2015, and increased 18% in fiscal 2015 compared to fiscal 2014. The decrease in total revenue for fiscal 2016 was due to an 18% decrease in product sales, partially offset by a 379% increase in contract research and development revenue. The increase in total revenue in fiscal 2015 was due to a 17% increase in product sales and a 63% increase in contract research and development revenue. The decrease in product sales for fiscal 2016 was due to decreased purchase volume by existing customers and a more aggressive pricing strategy. The increases in product sales for fiscal 2015 and 2014 were primarily due to increased purchase volume by existing customers. The increase in contract research and development revenue for fiscal 2016 was due to new contracts. The increase in fiscal 2015 was due to new contracts and contract activities, and an improved environment for government contract funding.

     Gross profit margin decreased to 76% of revenue for fiscal 2016 from 80% for fiscal 2015 due to a less profitable revenue mix due to a decrease in product sales and an increase in contract research and development revenue. Gross profit margin for fiscal 2015 increased from 78% for fiscal 2014 due to a more favorable product sales mix.

     Total expenses decreased 9% for fiscal 2016 compared to fiscal 2015 and decreased 9% for fiscal 2015 compared to fiscal 2014. The decrease in total expenses in fiscal 2016 compared to fiscal 2015 was due to a 24% decrease in selling, general, and administrative expense and a 2% increase in research and development expense. The decrease in selling, general, and administrative expense for fiscal 2016 was primarily due to decreased sales commissions and performance-based compensation. The decrease in total expenses in fiscal 2015 compared to fiscal 2014 was due to a 16% decrease in research and development expense, partially offset by a 3% increase in selling, general, and administrative expense. The increase in selling, general, and administrative expense for fiscal 2015 was primarily due to increased sales commissions and performance-based compensation. The decrease in research and development expense for fiscal 2015 was due to the completion of certain product development activities and an increase in contract research and development activities, which caused us to reallocate resources to expensed research and development activities.

     Interest income decreased 14% in fiscal 2016 compared to fiscal 2015 due to a decrease in interest-bearing marketable securities. The decrease in marketable securities was because we used a portion of the proceeds from maturating securities to help fund cash dividends and repurchases of our common stock. Interest income increased 3% in fiscal 2015 compared to fiscal 2014 due to an increase in our average balance of marketable securities, partially offset by a decrease in interest rates earned on reinvested funds.

     The effective income tax rate was approximately 32% of income before taxes for fiscal 2016, and approximately 33% for fiscal 2015 and 2014. Our effective tax rates could fluctuate, however, due to a number of factors, including Federal and state tax rates and regulations, some of which are outside our control.

     Net income decreased 14% in fiscal 2016 compared to fiscal 2015, primarily due to decreased product sales and interest income, partially offset by increased contract research and development revenue and decreased expenses. Net income increased 29% in fiscal 2015 compared to fiscal 2014 primarily due to increased total revenue, increased gross profit margin as a percentage of revenue, and decreased expenses.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $7,534,593 as of March 31, 2016 compared to $9,437,262 as of March 31, 2015. The $1,902,669 decrease in cash and cash equivalents was due to $14,309,029 in net cash provided by operating activities and $4,869,636 net cash provided by investing activities, less $21,081,334 net cash used in financing activities.

Operating Activities
     Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for fiscal years 2014 through 2016. For fiscal 2016, net cash provided by operating activities was $14,309,029.

     Accounts receivable decreased $719,888 in fiscal 2016 due to decreased revenue.

     Inventories decreased $537,259 primarily due to a reduction in work in process related to contract research and development revenue recognition timing.

     Deferred revenue as of March 31, 2016 increased $714,805 due to payments received related to future product sales.

Investing Activities
     Net cash provided by investing activities in fiscal 2016 was primarily due to marketable security maturities of $19,725,000 partially offset by marketable security purchases of $14,568,089.

     As of March 31, 2016 our marketable securities had remaining maturities between 20 and 256 weeks (see “Note 4 – Marketable Securities” to the Financial Statements, included elsewhere in this Report for additional information). Our entire portfolio of short-term and long-term marketable securities is classified as available for sale.

     Purchases of fixed assets were $287,275 in fiscal 2016, $185,007 in fiscal 2015, and $160,718 in fiscal 2014. Purchases all three years were primarily for capital equipment and leasehold improvements to increase our production capacity and were financed with cash provided by operating activities. Purchases of fixed assets could increase significantly in future years compared to fiscal 2016, and our capital expenditures can vary significantly from year to year depending on our needs and equipment purchasing opportunities.

     Free cash flow, which is net cash provided by operating activities less purchases of fixed assets, was $14,021,754 for fiscal 2016.

Financing Activities
     Net cash used in financing activities in fiscal 2016 was primarily due to $2,311,673 in repurchases of our common stock and $19,414,864 in cash dividend to shareholders, partially offset by net proceeds from the sale of common stock of $292,909 from stock option exercises.

     In addition to cash dividends to shareholders paid in fiscal 2016, on May 4, 2016 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,835,010 based on shares outstanding as of April 29, 2016, to be paid May 31, 2016. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We repurchased $1,695,466 of our Common Stock in fiscal 2016 and $1,263,405 in fiscal 2014. We did not repurchase stock in fiscal 2015. The repurchases in fiscal 2016 and 2014 were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $4,540,806 as of March 31, 2016. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. Additional information on our Stock Repurchase Program is contained in the section titled, “Stock Repurchase Program” under Part II, Item 5 of this Report.

Contractual Obligations
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1-3 Years	3-5 Years
Operating lease obligations	$1,321,780	$271,318	$553,849	$496,613
Purchase obligations	186,527	186,527	-	-
Total	$1,508,307	$457,845	$553,849	$496,613

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” to the Financial Statements, included elsewhere in this report, provides additional information about our lease obligations. Purchase obligations as of March 31, 2016 consisted of raw materials commitments. We expect to meet these obligations from cash provided by operating activities or proceeds from maturities of marketable securities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures and obligations in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2017.

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

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2016 had remaining maturities between 20 and 256 weeks. Marketable securities had a market value of $85,392,719 as of March 31, 2016, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2016 and 2015, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Revenue
Product sales	$5,212,813	$5,025,041	$6,436,672	$7,735,865
Contract research and development	887,774	990,974	843,085	585,054
Total revenue	6,100,587	6,016,015	7,279,757	8,320,919
Cost of sales	1,470,049	1,508,361	1,644,514	1,993,928
Gross profit	4,630,538	4,507,654	5,635,243	6,326,991
Expenses
Selling, general, and administrative	336,891	406,676	524,631	484,764
Research and development	1,012,564	738,657	628,962	681,001
Total expenses	1,349,455	1,145,333	1,153,593	1,165,765
Income from operations	3,281,083	3,362,321	4,481,650	5,161,226
Income before taxes	3,749,204	3,830,688	4,950,181	5,647,024
Net income	$2,600,843	$2,577,451	$3,310,795	$3,803,226
Net income per share – diluted	$0.54	$0.53	$0.68	$0.78
	Unaudited; Quarter Ended
	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014
Revenue
Product sales	$7,548,468	$5,883,690	$8,113,806	$8,348,081
Contract research and development	23,464	408,058	153,567	104,954
Total revenue	7,571,932	6,291,748	8,267,373	8,453,035
Cost of sales	1,378,235	1,473,655	1,609,632	1,558,346
Gross profit	6,193,697	4,818,093	6,657,741	6,894,689
Expenses
Selling, general, and administrative	523,132	533,695	625,599	629,650
Research and development	714,728	694,758	787,279	803,428
Total expenses	1,237,860	1,228,453	1,412,878	1,433,078
Income from operations	4,955,837	3,589,640	5,244,863	5,461,611
Income before taxes	5,474,240	4,147,483	5,807,786	6,010,165
Net income	$3,662,716	$2,792,906	$3,875,622	$4,037,110
Net income per share – diluted	$0.75	$0.57	$0.80	$0.83

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2016. Our internal control over financial reporting as of March 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report contained in Item 8 included elsewhere herein.

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

Changes in Internal Controls
     During the quarter ended March 31, 2016, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2016 and 2015” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders is incorporated by reference into this section.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits
     A list of exhibits is on the following page.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to the Form 8-K filed December 19, 2007).
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease between the company and Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease between the company and Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Third amendment to lease between the company and Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.5	Fourth amendment to lease between the company and the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
10.6*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.7*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.8+	Agreement between the company and Agilent Technologies, Inc. dated September 27, 2001 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2001).
10.9	Amendment dated October 18, 2002 to Agreement between the company and Agilent (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
10.10	Report of completion of the divestiture of Agilent’s Semiconductor Products business (incorporated by reference to the Form 8-K/A filed December 6, 2005).
10.11+	Amendment No. 2 to OEM Purchase Agreement between Agilent and the company (incorporated by reference to the Form 8-K/A filed September 11, 2007).
10.12	Amendment No. 3 to Agreement between the company and Agilent (incorporated by reference to the Form 8-K/A filed June 28, 2010).
10.13	Amendment No. 4 to Agreement between the company and Agilent (incorporated by reference to the Form 8-K/A filed July 1, 2013).
10.14	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.15+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.16+	Amendment No. 1 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 10, 2007).
10.17+	Amendment No. 2 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed December 18, 2009).
10.18+	Amendment No. 3 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 16, 2010).
10.19	Amendment No. 4 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.20	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to the Form 8-K filed February 10, 2016).
10.21	Amendment No. 5 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed April 21, 2016).
10.22+	Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).
23	Consent of Grant Thornton LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date    May 4, 2016

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 4, 2016
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 4, 2016
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 4, 2016
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 4, 2016
/s/Richard W. Kramp Richard W. Kramp	Director	May 4, 2016
/s/Gary R. Maharaj Gary R. Maharaj	Director	May 4, 2016

NVE CORPORATION
INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the internal control over financial reporting of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended March 31, 2016, and our report dated May 4, 2016 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
May 4, 2016

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2016 and 2015, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has changed its method of presentation for deferred income taxes in 2016 due to the adoption of FASB Accounting Standards Update No. 2015-17—Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 4, 2016 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
May 4, 2016

NVE CORPORATION
BALANCE SHEETS

	March 31, 2016	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$7,534,593	$9,437,262
Marketable securities, short-term	19,697,384	20,099,288
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,244,086	2,963,974
Inventories	3,205,233	3,742,492
Deferred tax assets	-	102,052
Prepaid expenses and other assets	734,524	574,913
Total current assets	33,415,820	36,919,981
Fixed assets
Machinery and equipment	8,840,033	8,604,926
Leasehold improvements	1,539,965	1,524,298
	10,379,998	10,129,224
Less accumulated depreciation and amortization	8,688,285	7,873,816
Net fixed assets	1,691,713	2,255,408
Long-term deferred tax assets	51,188	-
Marketable securities, long-term	65,695,335	70,913,807
Total assets	$100,854,056	$110,089,196

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$317,990	$358,818
Accrued payroll and other	556,674	1,127,136
Deferred revenue	714,805	-
Total current liabilities	1,589,469	1,485,954

Long-term deferred tax liabilities	-	275,708

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,835,010 issued and outstanding as of March 31, 2016 and 4,857,953 issued and outstanding as of March 31, 2015	48,350	48,580
Additional paid-in capital	19,205,682	20,850,762
Accumulated other comprehensive income	451,359	746,447
Retained earnings	79,559,196	86,681,745
Total shareholders’ equity	99,264,587	108,327,534
Total liabilities and shareholders’ equity	$100,854,056	$110,089,196

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2016	2015	2014
Revenue
Product sales	$24,410,391	$29,894,045	$25,512,028
Contract research and development	3,306,887	690,043	422,879
Total revenue	27,717,278	30,584,088	25,934,907
Cost of sales	6,616,852	6,019,868	5,720,277
Gross profit	21,100,426	24,564,220	20,214,630
Expenses
Selling, general, and administrative	1,752,962	2,312,076	2,235,475
Research and development	3,061,184	3,000,193	3,585,339
Total expenses	4,814,146	5,312,269	5,820,814
Income from operations	16,286,280	19,251,951	14,393,816
Interest income	1,890,817	2,187,723	2,122,133
Income before taxes	18,177,097	21,439,674	16,515,949
Provision for income taxes	5,884,782	7,071,320	5,380,074
Net income	$12,292,315	$14,368,354	$11,135,875
Net income per share – basic	$2.53	$2.96	$2.30
Net income per share – diluted	$2.53	$2.95	$2.29
Cash dividends declared per common share	$4.00	$2.06	$-
Weighted average shares outstanding
Basic	4,850,209	4,855,504	4,851,460
Diluted	4,852,602	4,871,935	4,867,691

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2016	2015	2014
Net income	$12,292,315	$14,368,354	$11,135,875
Unrealized loss from marketable securities, net of tax	(295,088)	(131,410)	(679,869)
Comprehensive income	$11,997,227	$14,236,944	$10,456,006

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2013	4,862,436	$48,624	$21,200,742	$1,557,726	$71,177,516	$93,984,608
Exercise of stock options	14,000	140	416,620			416,760
Repurchase of common stock	(25,393)	(254)	(1,263,151)			(1,263,405)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(679,869)	(679,869)
Net income					11,135,875	11,135,875
Total comprehensive income						10,456,006
Stock-based compensation			53,200			53,200
Tax benefit of stock- based compensation			57,472			57,472
Balance as of March 31, 2014	4,851,043	48,510	20,464,883	877,857	82,313,391	103,704,641
Exercise of stock options	6,910	70	302,631			302,701
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(131,410)	(131,410)
Net income					14,368,354	14,368,354
Total comprehensive income						14,236,944
Stock-based compensation			58,960			58,960
Tax benefit of stock- based compensation			24,288			24,288
Cash dividends declared ($2.06 per share of common stock)					(10,000,000)	(10,000,000)
Balance as of March 31, 2015	4,857,953	48,580	20,850,762	746,447	86,681,745	108,327,534
Exercise of stock options	18,090	181	292,728			292,909
Repurchase of common stock	(41,033)	(411)	(2,311,262)			(2,311,673)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(295,088)	(295,088)
Net income					12,292,315	12,292,315
Total comprehensive income						11,997,227
Stock-based compensation			21,160			21,160
Tax benefit of stock- based compensation			352,294			352,294
Cash dividends declared ($4.00 per share of common stock)					(19,414,864)	(19,414,864)
Balance as of March 31, 2016	4,835,010	$48,350	$19,205,682	$451,359	$79,559,196	$99,264,587

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$12,292,315	$14,368,354	$11,135,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850,970	934,371	844,339
Stock-based compensation	21,160	58,960	53,200
Excess tax benefits	(352,294)	(24,288)	(57,472)
Deferred income taxes	295,827	155,713	121,881
Changes in operating assets and liabilities
Accounts receivable	719,888	(632,400)	189,821
Inventories	537,259	(535,159)	129,259
Prepaid expenses and other assets	(159,611)	241,363	141,871
Accounts payable and accrued expenses	(611,290)	303,152	(157,350)
Deferred revenue	714,805	-	-
Net cash provided by operating activities	14,309,029	14,870,066	12,401,424

INVESTING ACTIVITIES
Purchases of fixed assets	(287,275)	(185,007)	(160,718)
Purchases of marketable securities	(14,568,089)	(8,997,086)	(22,753,916)
Proceeds from maturities of marketable securities	19,725,000	12,160,000	10,055,000
Net cash provided by (used in) investing activities	4,869,636	2,977,907	(12,859,634)

FINANCING ACTIVITIES
Proceeds from sale of common stock	292,909	302,701	416,760
Excess tax benefits	352,294	24,288	57,472
Repurchase of common stock	(2,311,673)	-	(1,263,405)
Payment of dividends to shareholders	(19,414,864)	(10,000,000)	-
Net cash used in financing activities	(21,081,334)	(9,673,011)	(789,173)

(Decrease) increase in cash and cash equivalents	(1,902,669)	8,174,962	(1,247,383)
Cash and cash equivalents at beginning of year	9,437,262	1,262,300	2,509,683

Cash and cash equivalents at end of year	$7,534,593	$9,437,262	$1,262,300

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$5,810,000	$6,800,000	$5,263,033

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

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs for other-than-temporary impairment were required on available-for-sale securities during fiscal 2016, 2015, or 2014.

Concentration of Risk and Financial Instruments
     Financial instruments potentially subject to significant concentrations of credit risk consist principally of cash equivalents, marketable securities, and accounts receivable.

     Cash and cash equivalents have been maintained in financial institutions we believe have high credit quality, however these accounts are generally in excess of federally insured amounts. We have invested our excess cash in corporate-backed and municipal-backed bonds and money market instruments. Our investment policy prescribes purchases of only high-grade securities, and limits the amount of credit exposure to any one issuer.

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

Accounts Receivable and Allowance for Doubtful Accounts
     We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2016, 2015, or 2014.

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

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment, and furniture and fixtures is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We have not identified any indicators of impairment during fiscal 2016, 2015, or 2014.

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

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $20,721 for fiscal 2016, $12,771 for fiscal 2015, and $15,542 for fiscal 2014.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments (stock options and warrants). Stock options totaling 6,000 for fiscal 2016, 4,000 for fiscal 2015, and 4,000 for fiscal 2014 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table reflects the components of common shares outstanding:
	Year Ended March 31
	2016	2015	2014
Weighted average common shares outstanding – basic	4,850,209	4,855,504	4,851,460
Effect of dilutive securities:
Stock options	2,393	16,431	15,639
Warrants	-	-	592
Shares used in computing net income per share – diluted	4,852,602	4,871,935	4,867,691

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards
Accounting Pronouncements Recently Adopted
     In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If the guidance is applied prospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If the guidance is applied retrospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We early adopted ASU 2015-17 during our fourth quarter of fiscal 2016 on a prospective basis. Accordingly, our fiscal 2016 Balance Sheet classifies deferred tax liabilities and assets as noncurrent. Our fiscal 2015 Balance Sheet was not retrospectively adjusted.

Future Accounting Pronouncements
     In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing. ASU 2016-10 is intended to reduce the cost and complexity of applying the guidance in the FASB's new revenue standard on identifying performance obligations, and is also intended to improve the operability and understandability of the licensing implementation guidance. The effective date for ASU 2016-10 is the same as for ASU 2014-09, which will be our first quarter of fiscal 2019. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

     In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that year, which will be fiscal 2018 for us. We do not expect adoption of ASU 2016-09 to have a significant impact on our financial statements.

     In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations. ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as for ASU 2014-09, which will be our first quarter of fiscal 2019. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

     In February 2016, the FASB issued ASU No. 2016-02, Lease Accounting. ASU 2016-02 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. This update is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which will be fiscal 2020 for us. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. We have not yet evaluated the impact of ASU 2016-02 on our financial statements.

     In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment changes the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendment provides clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets, among other changes. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, which will be fiscal 2019 for us. We do not expect adoption of ASU 2016-01 to have a significant impact on our financial statements.

     In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 will be effective prospectively for our fiscal 2018, with early adoption permitted. We do not expect adoption of ASU 2015-11 to have a significant impact on our financial statements.

     In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be our first quarter of fiscal 2019. We have not yet evaluated the impact of ASU 2014-09 on our financial statements.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $84,045,869 as of March 31, 2016 and $89,625,984 as of March 31, 2015.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had one Level 2 financial instrument, a municipal debt security, which is classified as available-for-sale. The fair value of the Level 2 marketable security was $1,346,850 as of March 31, 2016 and $1,387,111 as of March 31, 2015. The security is included in “Marketable securities, long term” on the balance sheets.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2016, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$85,392,719	$19,697,384	$40,772,154	$24,923,181

     As of March 31, 2016 and 2015 our marketable securities were as follows:
	As of March 31, 2016				As of March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$83,339,487	$717,206	$(10,824)	$84,045,869	$88,456,886	$1,185,469	$(16,371)	$89,625,984
Municipal bonds	1,344,328	2,522	-	1,346,850	1,383,839	3,272	-	1,387,111
Total	$84,683,815	$719,728	$(10,824)	$85,392,719	$89,840,725	$1,188,741	$(16,371)	$91,013,095

     The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2016 and 2015:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2016
Corporate bonds	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)
Municipal bonds	-	-	-	-	-	-
Total	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)
As of March 31, 2015
Corporate bonds	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)
Municipal bonds	-	-	-	-	-	-
Total	$3,015,900	$(163)	$2,590,240	$(16,208)	$5,606,140	$(16,371)

      Gross unrealized losses totaled $10,824 as of March 31, 2016, and were attributed to two corporate bonds out of a portfolio of 25 bonds. The gross unrealized losses were due to market-price decreases after the bonds were purchased.

     All of the bonds we held had investment-grade credit ratings by Moody’s or Standard and Poor’s. For each bond with an unrealized loss, we expect to recover the entire cost basis of each security based on our consideration of factors including their credit ratings, the underlying ratings of insured bonds, and historical default rates for securities of comparable credit rating.

     One corporate bond, with a fair market value of $2,599,870, had been in continuous unrealized loss positions for 12 months or greater. For this security, we also considered the severity of unrealized loss, which was less than 0.2% of adjusted cost.

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired as of March 31, 2016.

NOTE 5. INVENTORIES
     Inventories are shown in the following table:

	March 31
	2016	2015
Raw materials	$810,987	$738,169
Work in process	1,653,800	2,302,751
Finished goods	740,446	701,572
Total inventories	$3,205,233	$3,742,492

NOTE 6. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $21,160 in fiscal 2016, $58,960 in fiscal 2015, and $53,200 in fiscal 2014.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2016	2015	2014
Risk-free interest rate	1.6%	1.6%	1.4%
Expected volatility	26%	24%	30%
Expected life (years)	4.3	4.2	4.3
Dividend yield	7.1%	0%	0%

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

Dividend yield
     We assumed a dividend yield of 7.1% for fiscal 2016 based on the dividend yield on the date the options were granted. We assumed a dividend yield of zero for fiscal 2015 and 2014 because we had no plans to pay dividends at the time options were granted.

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $7,688 for fiscal 2016 and $21,420 for fiscal 2015.

General stock option information
     We had no nonvested shares as of March 31, 2016 or 2015. The following table summarizes information about options outstanding as of March 31, 2016, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 31.27 - 42.45	5,000	$37.12	2.8
51.04 - 67.69	16,000	57.77	7.2
	21,000	$52.85	6.2

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

     A summary of our stock options and warrants are shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price	Warrants Outstanding	Weighted Average Warrant Exercise Price
At March 31, 2013	158,230	49,000	$30.27	4,000	$29.69
Granted	(4,000)	4,000	$49.86	-	-
Exercised	-	(14,000)	$29.77	-	-
Terminated	1,000	(1,000)	$58.27	(2,000)	21.99
At March 31, 2014	155,230	38,000	$31.78	2,000	$37.38
Granted	(4,000)	4,000	$67.69	-	-
Exercised	-	(6,910)	$43.81	-	-
Terminated	-	-	$-	(2,000)	37.38
At March 31, 2015	151,230	35,090	$33.51	-	$-
Granted	(4,000)	4,000	$56.76	-	-
Exercised	-	(18,090)	$16.19	-	-
Terminated	-	-	$-	-	-
At March 31, 2016	147,230	21,000	$52.85	-	$-

     The remaining weighted-average exercisable life was 6.2 years as of March 31, 2016; 3.5 years as of March 31, 2015; and 4.2 years as of March 31, 2014. All outstanding options were exercisable as of March 31, 2016, 2015, and 2014. The total intrinsic value of options exercised during fiscal 2016 was $969,704 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2016, based on our closing stock price for that day, was $126,220, all of which was exercisable. The total fair value of option grants was $21,160 in fiscal 2016. There was no unrecognized stock-based compensation as of March 31, 2016.

     No warrants were issued in the past three fiscal years and none were outstanding as of March 31, 2016 or 2015. Remaining weighted-average exercisable warrant life was 0.4 years as of March 31, 2014.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2014 through 2016 consisted of the following:
	Year Ended March 31
	2016	2015	2014
Current taxes
Federal	$5,754,428	$6,608,923	$5,010,734
State	186,822	330,971	304,931
Deferred taxes
Federal	(55,254)	125,070	61,306
State	(1,214)	6,356	3,103
Income tax provision	$5,884,782	$7,071,320	$5,380,074

    A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2014 through 2016 is as follows:

	Year Ended March 31
	2016	2015	2014
Tax expense at U.S. statutory rate	$6,272,341	$7,503,886	$5,667,281
State income taxes, net of Federal benefit	118,057	216,518	199,751
Domestic manufacturing deduction	(476,932)	(600,207)	(443,708)
Municipal interest	(4,171)	(11,489)	(28,456)
Other	(24,513)	(37,388)	(14,794)
Income tax provision	$5,884,782	$7,071,320	$5,380,074

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2016 and 2015 were as follows:

	March 31
	2016	2015
Vacation accrual	$118,611	$114,217
Inventory reserve	90,825	65,394
Depreciation and amortization	(30,174)	(63,631)
Stock-based compensation deductions	115,257	107,570
Unrealized gain on marketable securities	(257,545)	(425,922)
Other	14,214	28,716
Net deferred tax assets (liabilities)	$51,188	$(173,656)
Reported as:
Deferred tax assets	$-	$102,052
Long-term deferred tax assets	51,188	-
Long-term deferred tax liabilities	-	(275,708)
Net deferred tax assets (liabilities)	$51,188	$(173,656)

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $352,294 in fiscal 2016 and $24,288 in fiscal 2015 were attributed to stock-based compensation deductions. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years.

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

     We had no unrecognized tax benefits as of March 31, 2016, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2016 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2012 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

 NOTE 8. CONCENTRATIONS
     The following table summarizes customers comprising 10% or more of revenue for fiscal 2016, 2015, and 2014:

	% of Revenue for Year Ended March 31
	2016	2015	2014
Customer A	23%	20%	17%
Customer B	20%	16%	19%
Customer C	*	14%	15%
Customer D	*	12%	10%

*Less than 10%

     The two largest customers accounted for 36% of our accounts receivable as of March 31, 2016 and the four largest customers accounted for 64% as of March 31, 2015. We believe the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

     Revenue by geographic region was as follows:

	Year Ended March 31
	2016	2015	2014
United States	$12,392,053	$11,919,548	$11,159,443
Europe	11,392,046	13,779,392	11,065,547
Asia	3,113,484	4,318,209	3,374,202
Other	819,695	566,939	335,715
Total Revenue	$27,717,278	$30,584,088	$25,934,907

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $270,627 for fiscal 2016, $269,473 for fiscal 2015, and $265,357 for fiscal 2014. The operating lease for our facility expires December 31, 2020. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring October 2018 with payments due quarterly.

     The following table shows our future minimum lease payments:

Year Ending March 31
2017	2018	2019	2020	2021	Total
$271,318	$275,377	$278,472	$282,406	$214,207	$1,321,780

NOTE 10. STOCK REPURCHASE PROGRAM
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

     We repurchased $1,695,788 of our Common Stock in fiscal 2016 and $1,263,405 in Fiscal 2014. We did not repurchase any Common Stock in fiscal 2015. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $4,540,806 as of March 31, 2016. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $94,831 for fiscal 2016, $105,554 for fiscal 2015, and $101,100 for fiscal 2014.

EXHIBIT INDEX

Exhibit #	Description

23	Consent of Grant Thornton LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document