Form 10-Q
period 2016-06-30
NVE CORP /NEW/
filed 2016-07-20
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2016

or
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
Common Stock, $0.01 Par Value – 4,835,010 shares outstanding as of July 15, 2016

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2016 and 2015

          Statements of Comprehensive Income

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2016	March 31, 2016*
ASSETS
Current assets
Cash and cash equivalents	$1,905,697	$7,534,593
Marketable securities, short-term	19,559,795	19,697,384
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,651,926	2,244,086
Inventories	3,186,450	3,205,233
Prepaid expenses and other assets	701,867	734,524
Total current assets	28,005,735	33,415,820
Fixed assets
Machinery and equipment	8,839,621	8,840,033
Leasehold improvements	1,539,965	1,539,965
	10,379,586	10,379,998
Less accumulated depreciation and amortization	8,882,264	8,688,285
Net fixed assets	1,497,322	1,691,713
Long-term deferred tax assets	-	51,188
Marketable securities, long-term	71,170,799	65,695,335
Total assets	$100,673,856	$100,854,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$297,831	$317,990
Accrued payroll and other	591,821	556,674
Income taxes payable	1,281,154	-
Deferred revenue	714,805	714,805
Total current liabilities	2,885,611	1,589,469

Long-term deferred tax liabilities	520	-

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,835,010 issued and outstanding as of June 30, 2016 and March 31, 2016	48,350	48,350
Additional paid-in capital	19,205,682	19,205,682
Accumulated other comprehensive income	676,962	451,359
Retained earnings	77,856,731	79,559,196
Total shareholders’ equity	97,787,725	99,264,587
Total liabilities and shareholders’ equity	$100,673,856	$100,854,056

*The March 31, 2016 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2016	2015
Revenue
Product sales	$5,851,214	$7,735,865
Contract research and development	856,558	585,054
Total revenue	6,707,772	8,320,919
Cost of sales	1,385,178	1,993,928
Gross profit	5,322,594	6,326,991
Expenses
Selling, general, and administrative	389,915	484,764
Research and development	758,368	681,001
Total expenses	1,148,283	1,165,765
Income from operations	4,174,311	5,161,226
Interest income	437,734	485,798
Income before taxes	4,612,045	5,647,024
Provision for income taxes	1,479,500	1,843,798
Net income	$3,132,545	$3,803,226
Net income per share – basic	$0.65	$0.78
Net income per share – diluted	$0.65	$0.78
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,835,010	4,854,841
Diluted	4,837,095	4,860,848

STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended June 30
	2016	2015
Net income	$3,132,545	$3,803,226
Unrealized gain (loss) from marketable securities, net of tax	225,603	(308,499)
Comprehensive income	$3,358,148	$3,494,727

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended June 30
2016		2015
OPERATING ACTIVITIES
Net income	$3,132,545	$3,803,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	193,979	206,751
Excess tax benefits	-	(318,521)
Deferred income taxes	(77,021)	311,876
Changes in operating assets and liabilities:
Accounts receivable	(407,840)	(75,764)
Inventories	18,783	571,891
Prepaid expenses and other assets	32,657	(271,633)
Accounts payable and accrued expenses	1,296,142	944,896
Net cash provided by operating activities	4,189,245	5,172,722

INVESTING ACTIVITIES
Purchases of fixed assets	412	(23,057)
Purchases of marketable securities	(4,983,543)	136,978
Proceeds from maturities and sales of marketable securities	-	2,400,000
Net cash (used in) provided by investing activities	(4,983,131)	2,513,921

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	262,749
Excess tax benefits	-	318,521
Repurchase of common stock	-	(556,787)
Payment of dividends to shareholders	(4,835,010)	(4,857,953)
Net cash used in financing activities	(4,835,010)	(4,833,470)

(Decrease) increase in cash and cash equivalents	(5,628,896)	2,853,173
Cash and cash equivalents at beginning of period	7,534,593	9,437,262

Cash and cash equivalents at end of period	$1,905,697	$12,290,435

Supplemental disclosures of cash flow information:
Cash paid during the quarter for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The results of operations for the quarter ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2017.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements.
This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which will be fiscal 2021 for us. We have not yet evaluated the impact of ASU 2016-13 on our financial statements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. Options totaling 10,000 for the quarter ended June 30, 2016 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock.

     The following table shows the components of diluted shares:

	Quarter Ended June 30
	2016	2015
Weighted average common shares outstanding – basic	4,835,010	4,854,841
Dilutive effect of stock options	2,085	6,007
Shares used in computing net income per share – diluted	4,837,095	4,860,848

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of June 30, 2016, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$90,730,594	$19,559,795	$50,581,928	$20,588,871

     As of June 30 and March 31, 2016, our marketable securities were as follows:

	As of June 30, 2016				As of March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$88,332,907	$1,060,409	$-	$89,393,316	$83,339,487	$717,206	$(10,824)	$84,045,869
Municipal bonds	1,334,451	2,827	-	1,337,278	1,344,328	2,522	-	1,346,850
Total	$89,667,358	$1,063,236	$-	$90,730,594	$84,683,815	$719,728	$(10,824)	$85,392,719

     No securities were in an unrealized loss position as of June 30, 2016. The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2016:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2016
Corporate bonds	$-	$-	$-	$-	$-	$-
Municipal bonds	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-
As of March 31, 2016
Corporate bonds	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)
Municipal bonds	-	-	-	-	-	-
Total	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be impaired as of June 30, 2016.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	June 30, 2016	March 31, 2016
Raw materials	$703,983	$810,987
Work in process	1,880,969	1,653,800
Finished goods	601,498	740,446
Total inventories	$3,186,450	$3,205,233

NOTE 7. STOCK-BASED COMPENSATION
      There were no stock-based compensation expenses for the first quarters of fiscal 2017 or 2016.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2016, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2016 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2013 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $89,393,316 as of June 30, 2016 and $84,045,869 as of March 31, 2016.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had one Level 2 financial instrument, a municipal debt security, which is classified as available-for-sale. The fair value of the Level 2 marketable security was $1,337,278 as of June 30, 2016 and $1,346,850 as of March 31, 2016. The security is included in “Marketable securities, long term” on the balance sheets.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended June 30, 2016. The remaining authorization was $4,540,806 as of June 30, 2016. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. DIVIDENDS
     On July 20, 2016 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 31, 2016 to shareholders of record as of the close of business August 1, 2016.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2016.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2016. As of June 30, 2016 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2016 compared to quarter ended June 30, 2015
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2016	2015
Revenue
Product sales	87.2%	93.0%	(24.4)%
Contract research and development	12.8%	7.0%	46.4%
Total revenue	100.0%	100.0%	(19.4)%
Cost of sales	20.7%	24.0%	(30.5)%
Gross profit	79.3%	76.0%	(15.9)%
Expenses
Selling, general, and administrative	5.8%	5.8%	(19.6)%
Research and development	11.3%	8.2%	11.4%
Total expenses	17.1%	14.0%	(1.5)%
Income from operations	62.2%	62.0%	(19.1)%
Interest and other income	6.5%	5.9%	(9.9)%
Income before taxes	68.7%	67.9%	(18.3)%
Provision for income taxes	22.0%	22.2%	(19.8)%
Net income	46.7%	45.7%	(17.6)%

     Total revenue for the quarter ended June 30, 2016 (the first quarter of fiscal 2017) decreased 19% compared to the quarter ended June 30, 2015 (the first quarter of fiscal 2016). The decrease was due to a 24% decrease in product sales, partially offset by a 46% increase in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was due to decreased purchase volume by existing customers. The increase in contract research and development revenue for the first quarter of fiscal 2017 was due to new contracts.

     Gross profit margin increased to 79% of revenue for the first quarter of fiscal 2017 compared to 76% for the first quarter of fiscal 2016, due to increased gross profit margins on both product sales and contract research and development.

     Total expenses decreased 1% for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, due to a 20% decrease in selling, general, and administrative expense, partially offset by an 11% increase in research and development expense. The decrease in selling, general, and administrative expense was primarily due to decreases in sales commissions. The increase in research and development expense was due to an increase in new product development activities.

     Interest income for the first quarter of fiscal 2017 decreased 10% due to a decrease in the average interest rates on our marketable securities.

     The provision for income taxes was $1,479,500 for the first quarter of fiscal 2017 compared to $1,843,798 for the first quarter of fiscal 2016. The effective tax rate was 32% of income before taxes for the first quarter of fiscal 2017 compared to 33% for the first quarter of fiscal 2016.

     The 18% decrease in net income in the first quarter of fiscal 2017 compared to the prior-year quarter was primarily due to decreased product sales and decreased interest income, partially offset by increases in contract research and development revenue and gross profit margin.

Liquidity and capital resources

Overview
     Cash and cash equivalents were $1,905,697 as of June 30, 2016 compared to $7,534,593 as of March 31, 2016. The $5,628,896 decrease in cash and cash equivalents during the quarter was due to $4,189,245 in net cash provided by operating activities, less $4,983,131 net cash used in investing activities and $4,835,010 net cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Income taxes payable increased $1,281,154 in the first quarter of fiscal 2017 because we had no estimated income tax payments due in the quarter.

Investing Activities
     Net cash used in investing activities was primarily due to marketable security purchases of $4,983,543.

     We had no significant purchases of fixed assets in the first quarter of fiscal 2017, however our capital expenditures can vary significantly from quarter to quarter depending on our needs and equipment purchasing opportunities.

Financing Activities
     Net cash used in financing activities in the first quarter of fiscal 2017 was primarily due to a $4,835,010 cash dividend to shareholders. In addition to the dividend paid in the first quarter of fiscal 2017, on July 20, 2016 we announced that our Board had declared a cash quarterly dividend of an additional $1.00 per share of common stock, or $4,835,010 based on shares outstanding as of July 15, 2016, to be paid August 31, 2016. We plan to fund such dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of June 30, 2016 had remaining maturities between seven and 243 weeks. Marketable securities had a market value of $90,730,594 as of June 30, 2016, representing approximately 90% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended June 30, 2016, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

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
NVE CORPORATION
(Registrant)

July 20, 2016	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 20, 2016	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer