Form 10-Q
period 2016-09-30
NVE CORP /NEW/
filed 2016-10-19
CIK 724910

DRAFT / CONFIDENTIAL

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2016

or
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
Common Stock, $0.01 Par Value – 4,836,010 shares outstanding as of October 14, 2016

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2016 and 2015

          Statements of Comprehensive Income for the Quarters Ended September 30, 2016 and 2015

          Statements of Income for the Six Months Ended September 30, 2016 and 2015

          Statements of Comprehensive Income for the Six Months Ended September 30, 2016 and 2015

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) September 30, 2016	March 31, 2016*
ASSETS
Current assets
Cash and cash equivalents	$5,690,673	$7,534,593
Marketable securities, short-term	22,318,903	19,697,384
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,368,170	2,244,086
Inventories	2,908,881	3,205,233
Prepaid expenses and other assets	697,788	734,524
Total current assets	34,984,415	33,415,820
Fixed assets
Machinery and equipment	8,973,375	8,840,033
Leasehold improvements	1,559,719	1,539,965
	10,533,094	10,379,998
Less accumulated depreciation and amortization	9,080,831	8,688,285
Net fixed assets	1,452,263	1,691,713
Long-term deferred tax assets	123,410	51,188
Marketable securities, long-term	60,777,962	65,695,335
Total assets	$97,338,050	$100,854,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$310,030	$317,990
Accrued payroll and other	563,960	556,674
Deferred revenue	383,877	714,805
Total current liabilities	1,257,867	1,589,469

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,836,010 issued and outstanding as of September 30, 2016 and 4,835,010 issued and outstanding as of March 31, 2016	48,360	48,350
Additional paid-in capital	19,268,752	19,205,682
Accumulated other comprehensive income	436,153	451,359
Retained earnings	76,326,918	79,559,196
Total shareholders’ equity	96,080,183	99,264,587
Total liabilities and shareholders’ equity	$97,338,050	$100,854,056

*The March 31, 2016 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2016	2015
Revenue
Product sales	$6,814,384	$6,436,672
Contract research and development	488,155	843,085
Total revenue	7,302,539	7,279,757
Cost of sales	1,740,814	1,644,514
Gross profit	5,561,725	5,635,243
Expenses
Selling, general, and administrative	343,688	524,631
Research and development	768,188	628,962
Total expenses	1,111,876	1,153,593
Income from operations	4,449,849	4,481,650
Interest income	430,983	468,531
Income before taxes	4,880,832	4,950,181
Provision for income taxes	1,575,635	1,639,386
Net income	$3,305,197	$3,310,795
Net income per share – basic	$0.68	$0.68
Net income per share – diluted	$0.68	$0.68
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,835,564	4,855,398
Diluted	4,837,819	4,858,133

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Sept. 30
	2016	2015
Net income	$3,305,197	$3,310,795
Unrealized loss from marketable securities, net of tax	(240,809)	(35,369)
Comprehensive income	$3,064,388	$3,275,426

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2016	2015
Revenue
Product sales	$12,665,598	$14,172,537
Contract research and development	1,344,713	1,428,139
Total revenue	14,010,311	15,600,676
Cost of sales	3,125,992	3,638,442
Gross profit	10,884,319	11,962,234
Expenses
Selling, general, and administrative	733,603	1,009,395
Research and development	1,526,556	1,309,963
Total expenses	2,260,159	2,319,358
Income from operations	8,624,160	9,642,876
Interest income	868,717	954,329
Income before taxes	9,492,877	10,597,205
Provision for income taxes	3,055,135	3,483,184
Net income	$6,437,742	$7,114,021
Net income per share – basic	$1.33	$1.46
Net income per share – diluted	$1.33	$1.46
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,835,289	4,858,557
Diluted	4,837,293	4,862,431

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2016	2015
Net income	$6,437,742	$7,114,021
Unrealized loss from marketable securities, net of tax	(15,206)	(343,868)
Comprehensive income	$6,422,536	$6,770,153

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended Sept. 30
2016		2015
OPERATING ACTIVITIES
Net income	$6,437,742	$7,114,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	392,546	414,634
Stock-based compensation	22,000	21,160
Excess tax deficiencies (benefits)	1,369	(352,294)
Deferred income taxes	(64,915)	340,608
Changes in operating assets and liabilities:
Accounts receivable	(1,124,084)	181,006
Inventories	296,352	594,624
Prepaid expenses and other assets	36,736	(60,410)
Accounts payable and accrued expenses	(674)	(412,767)
Deferred revenue	(330,928)	-
Net cash provided by operating activities	5,666,144	7,840,582

INVESTING ACTIVITIES
Purchases of fixed assets	(153,096)	(146,505)
Purchases of marketable securities	(6,928,028)	266,240
Proceeds from maturities and sales of marketable securities	9,200,000	6,250,000
Net cash provided by investing activities	2,118,876	6,369,735

FINANCING ACTIVITIES
Proceeds from sale of common stock	42,449	292,909
Excess tax (deficiencies) benefits	(1,369)	352,294
Repurchase of common stock	-	(1,851,290)
Payment of dividends to shareholders	(9,670,020)	(9,725,174)
Net cash used in financing activities	(9,628,940)	(10,931,261)

(Decrease) increase in cash and cash equivalents	(1,843,920)	3,279,056
Cash and cash equivalents at beginning of period	7,534,593	9,437,262

Cash and cash equivalents at end of period	$5,690,673	$12,716,318

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,045,000	$3,240,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The results of operations for the quarter or six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2017.

 NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which will be fiscal 2019 for us. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest practicable date. We do not expect adoption of ASU 2016-15 to have a significant impact on our financial statements.

     In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, which will be fiscal 2021 for us. We do not expect adoption of ASU 2016-13 to have a significant impact on our financial statements.

     Information regarding all other applicable recently issued accounting standards, on which our position have not changed since our latest annual financial statements, are contained in the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2016.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. Stock options totaling 6,000 for the quarter and 14,000 for the six months ended September 30, 2016 and 4,000 for the quarter and six months ended September 30, 2015 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock.

     The following tables show the components of diluted shares:

	Quarter Ended Sept. 30
	2016	2015
Weighted average common shares outstanding – basic	4,835,564	4,855,398
Dilutive effect of stock options	2,255	2,735
Shares used in computing net income per share – diluted	4,837,819	4,858,133

	Six Months Ended Sept. 30
	2016	2015
Weighted average common shares outstanding – basic	4,835,289	4,858,557
Dilutive effect of stock options	2,004	3,874
Shares used in computing net income per share – diluted	4,837,293	4,862,431

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of September 30, 2016, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$83,096,865	$22,318,903	$41,338,625	$19,439,337

     As of September 30 and March 31, 2016, our marketable securities were as follows:

	As of September 30, 2016				As of March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$81,087,271	$719,992	$(34,699)	$81,772,564	$83,339,487	$717,206	$(10,824)	$84,045,869
Municipal bonds	1,324,572	-	(271)	1,324,301	1,344,328	2,522	-	1,346,850
Total	$82,411,843	$719,992	$(34,970)	$83,096,865	$84,683,815	$719,728	$(10,824)	$85,392,719

     Five securities were in an unrealized loss position as of September 30, 2016. The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2016:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2016
Corporate bonds	$10,965,905	$(34,699)	$-	$-	$10,965,905	$(34,699)
Municipal bonds	1,324,301	(271)	-	-	1,324,301	(271)
Total	$12,290,206	$(34,970)	$-	$-	$12,290,206	$(34,970)
As of March 31, 2016
Corporate bonds	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)
Municipal bonds	-	-	-	-	-	-
Total	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be impaired as of September 30, 2016.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	Sept. 30, 2016	March 31, 2016
Raw materials	$639,275	$810,987
Work in process	1,808,909	1,653,800
Finished goods	460,697	740,446
Total inventories	$2,908,881	$3,205,233

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $22,000 for the second quarter and first six months of fiscal 2017, and $21,160 for the second quarter and first six months of fiscal 2016. Stock-based compensation expenses for the quarters and six months ended September 30, 2016 and 2015 were due to the issuance of automatic stock options to our non-employee directors on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2016, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2016 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2013 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $81,772,564 as of September 30, 2016 and $84,045,869 as of March 31, 2016.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had one Level 2 financial instrument, a municipal debt security, which is classified as available-for-sale. The fair value of the Level 2 marketable security was $1,324,301 as of September 30, 2016 and $1,346,850 as of March 31, 2016. The security was included in “Marketable securities, short term” on the September 30, 2016 balance sheet, and “Marketable securities, long term” on the March 31, 2016 balance sheet.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended September 30, 2016. The remaining authorization was $4,540,806 as of September 30, 2016. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. DIVIDENDS
     On October 19, 2016 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 30, 2016 to shareholders of record as of the close of business October 31, 2016.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2016. As of September 30, 2016 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2016 compared to quarter ended September 30, 2015
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2016	2015
Revenue
Product sales	93.3%	88.4%	5.9%
Contract research and development	6.7%	11.6%	(42.1)%
Total revenue	100.0%	100.0%	0.3%
Cost of sales	23.8%	22.6%	5.9%
Gross profit	76.2%	77.4%	(1.3)%
Expenses
Selling, general, and administrative	4.7%	7.2%	(34.5)%
Research and development	10.6%	8.6%	22.1%
Total expenses	15.3%	15.8%	(3.6)%
Income from operations	60.9%	61.6%	(0.7)%
Interest and other income	5.9%	6.4%	(8.0)%
Income before taxes	66.8%	68.0%	(1.4)%
Provision for income taxes	21.5%	22.5%	(3.9)%
Net income	45.3%	45.5%	(0.2)%

     Total revenue for the quarter ended September 30, 2016 (the second quarter of fiscal 2017) increased 0.3% compared to the quarter ended September 30, 2015 (the second quarter of fiscal 2016). The increase was due to a 6% increase in product sales, partially offset by a 42% decrease in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to new customers. The decrease in contract research and development revenue for the second quarter of fiscal 2017 was due to the completion of certain contracts.

     Gross profit margin decreased to 76% of revenue for the second quarter of fiscal 2017 compared to 77% for the second quarter of fiscal 2016, due to decreased gross profit margins on product sales with a less profitable product sales mix.

     Total expenses decreased 4% for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016, due to a 34% decrease in selling, general, and administrative expense, partially offset by an 22% increase in research and development expense. The decrease in selling, general, and administrative expense was primarily due to decreased sales commissions. The increase in research and development expense was due to an increase in new product development activities.

     Interest income for the second quarter of fiscal 2017 decreased 8% due to a decrease in the average interest rates on our marketable securities.

     The provision for income taxes was $1,575,635 for the second quarter of fiscal 2017 compared to $1,639,386 for the second quarter of fiscal 2016. The effective tax rate was 32% of income before taxes for the second quarter of fiscal 2017 compared to 33% for the second quarter of fiscal 2016.

     The 0.2% decrease in net income in the second quarter of fiscal 2017 compared to the prior-year quarter was primarily due to decreases in contract research and development revenue, gross profit margin, and interest income, partially offset by increased product sales, decreased total expenses, and a decrease in the provision for income taxes.

Six months ended September 30, 2016 compared to six months ended September 30, 2015
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2016	2015
Revenue
Product sales	90.4%	90.8%	(10.6)%
Contract research and development	9.6%	9.2%	(5.8)%
Total revenue	100.0%	100.0%	(10.2)%
Cost of sales	22.3%	23.3%	(14.1)%
Gross profit	77.7%	76.7%	(9.0)%
Expenses
Selling, general, and administrative	5.2%	6.5%	(27.3)%
Research and development	10.9%	8.4%	16.5%
Total expenses	16.1%	14.9%	(2.6)%
Income from operations	61.6%	61.8%	(10.6)%
Interest income	6.2%	6.1%	(9.0)%
Income before taxes	67.8%	67.9%	(10.4)%
Provision for income taxes	21.8%	22.3%	(12.3)%
Net income	46.0%	45.6%	(9.5)%

     Total revenue for the six months ended September 30, 2016 decreased 10% compared to the six months ended September 30, 2015. The decrease was due to an 11% decrease in product sales and a 6% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year period was due to decreased purchase volume by existing customers. The decrease in contract research and development revenue for the first six months of fiscal 2017 was due to the completion of certain contracts.

     Gross profit margin increased to 78% of revenue for the first six months of fiscal 2017 compared to 77% for the first six months of fiscal 2016, due to increased gross profit margins on contact research and development revenue.

     Total expenses decreased 3% for the first six months of fiscal 2017 compared to the first six months of fiscal 2016, due to a 27% decrease in selling, general, and administrative expense, partially offset by an 17% increase in research and development expense. The decrease in selling, general, and administrative expense was primarily due to decreases in sales commissions. The increase in research and development expense was due to an increase in new product development activities.

     Interest income for the first six months of fiscal 2017 decreased 9% due to a decrease in marketable securities and a decrease in the average interest rates on those securities.

     The 10% decrease in net income in the first six months of fiscal 2017 compared to the prior-year quarter was primarily due to decreased total revenue and decreased interest income.

Liquidity and capital resources

Overview
     Cash and cash equivalents were $5,690,673 as of September 30, 2016 compared to $7,534,593 as of March 31, 2016. The $1,843,920 decrease in cash and cash equivalents during the six months ended September 30, 2016 was due to $9,628,940 net cash used in financing activities, partially offset by $5,666,144 in net cash provided by operating activities and $2,118,876 net cash provided by investing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Accounts receivable as of September 30, 2016 increased $1,124,084 compared to March 31, 2016, primarily due to the timing of sales to and payments from certain customers.

Investing Activities
     Net cash provided by investing activities in the first six months of fiscal 2017 was primarily due to marketable security maturities of $9,200,000, less marketable security purchases of $6,928,028.

Financing Activities
     Net cash used in financing activities in the first six months of fiscal 2017 was primarily due to $9,670,020 of cash dividends paid to shareholders. In addition to dividends paid in the first six months of fiscal 2017, on October 19, 2016 we announced that our Board had declared a cash quarterly dividend of an additional $1.00 per share of common stock, or $4,836,010 based on shares outstanding as of October 14, 2016, to be paid November 30, 2016. We plan to fund such dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of September 30, 2016 had remaining maturities between 17 days and 231 weeks. Marketable securities had a market value of $83,096,865 as of September 30, 2016, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended September 30, 2016, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NVE CORPORATION
(Registrant)

October 19, 2016	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 19, 2016	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer