Form 10-Q
period 2016-12-31
NVE CORP /NEW/
filed 2017-01-18
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2016

or
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
Common Stock, $0.01 Par Value – 4,837,010 shares outstanding as of January 13, 2017

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2016 and 2015

          Statements of Comprehensive Income for the Quarters Ended December 31, 2016 and 2015

          Statements of Income for the Nine Months Ended December 31, 2016 and 2015

          Statements of Comprehensive Income for the Nine Months Ended December 31, 2016 and 2015

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) December 31, 2016	March 31, 2016*
ASSETS
Current assets
Cash and cash equivalents	$3,799,188	$7,534,593
Marketable securities, short-term	24,655,206	19,697,384
Accounts receivable, net of allowance for uncollectible accounts of $15,000	1,461,659	2,244,086
Inventories	3,162,478	3,205,233
Prepaid expenses and other assets	751,433	734,524
Total current assets	33,829,964	33,415,820
Fixed assets
Machinery and equipment	9,020,726	8,840,033
Leasehold improvements	1,559,719	1,539,965
	10,580,445	10,379,998
Less accumulated depreciation and amortization	9,281,531	8,688,285
Net fixed assets	1,298,914	1,691,713
Long-term deferred tax assets	446,949	51,188
Marketable securities, long-term	59,668,735	65,695,335
Total assets	$95,244,562	$100,854,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$358,530	$317,990
Accrued payroll and other	679,040	556,674
Deferred revenue	-	714,805
Total current liabilities	1,037,570	1,589,469

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,010 issued and outstanding as of December 31, 2016 and 4,835,010 issued and outstanding as of March 31, 2016	48,370	48,350
Additional paid-in capital	19,319,679	19,205,682
Accumulated other comprehensive (loss) income	(135,709)	451,359
Retained earnings	74,974,652	79,559,196
Total shareholders’ equity	94,206,992	99,264,587
Total liabilities and shareholders’ equity	$95,244,562	$100,854,056

*The March 31, 2016 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2016	2015
Revenue
Product sales	$7,116,931	$5,025,041
Contract research and development	345,748	990,974
Total revenue	7,462,679	6,016,015
Cost of sales	1,502,848	1,508,361
Gross profit	5,959,831	4,507,654
Expenses
Selling, general, and administrative	384,322	406,676
Research and development	826,816	738,657
Total expenses	1,211,138	1,145,333
Income from operations	4,748,693	3,362,321
Interest income	395,207	468,367
Income before taxes	5,143,900	3,830,688
Provision for income taxes	1,660,156	1,253,237
Net income	$3,483,744	$2,577,451
Net income per share – basic	$0.72	$0.53
Net income per share – diluted	$0.72	$0.53
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,836,336	4,844,845
Diluted	4,839,777	4,846,970

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Dec. 31
	2016	2015
Net income	$3,483,744	$2,577,451
Unrealized loss from marketable securities, net of tax	(571,862)	(321,222)
Comprehensive income	$2,911,882	$2,256,229

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2016	2015
Revenue
Product sales	$19,782,529	$19,197,578
Contract research and development	1,690,461	2,419,113
Total revenue	21,472,990	21,616,691
Cost of sales	4,628,840	5,146,803
Gross profit	16,844,150	16,469,888
Expenses
Selling, general, and administrative	1,117,925	1,416,071
Research and development	2,353,372	2,048,620
Total expenses	3,471,297	3,464,691
Income from operations	13,372,853	13,005,197
Interest income	1,263,924	1,422,696
Income before taxes	14,636,777	14,427,893
Provision for income taxes	4,715,291	4,736,421
Net income	$9,921,486	$9,691,472
Net income per share – basic	$2.05	$2.00
Net income per share – diluted	$2.05	$2.00
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,835,639	4,853,970
Diluted	4,837,815	4,857,103

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2016	2015
Net income	$9,921,486	$9,691,472
Unrealized loss from marketable securities, net of tax	(587,068)	(665,090)
Comprehensive income	$9,334,418	$9,026,382

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended Dec. 31
2016		2015
OPERATING ACTIVITIES
Net income	$9,921,486	$9,691,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	868,218	628,186
Stock-based compensation	22,000	21,160
Excess tax deficiencies (benefits)	293	(352,294)
Deferred income taxes	(61,076)	305,391
Changes in operating assets and liabilities:
Accounts receivable	782,427	1,210,285
Inventories	42,755	633,581
Prepaid expenses and other assets	(16,909)	(328,655)
Accounts payable and accrued expenses	162,906	(625,422)
Deferred revenue	(714,805)	714,805
Net cash provided by operating activities	11,007,295	11,898,509

INVESTING ACTIVITIES
Purchases of fixed assets	(200,447)	(177,449)
Purchases of marketable securities	(11,528,240)	(9,613,052)
Proceeds from maturities of marketable securities	11,400,000	7,825,000
Net cash used in investing activities	(328,687)	(1,965,501)

FINANCING ACTIVITIES
Proceeds from sale of common stock	92,310	292,909
Excess tax (deficiencies) benefits	(293)	352,294
Repurchase of common stock	-	(1,851,290)
Payment of dividends to shareholders	(14,506,030)	(14,570,019)
Net cash used in financing activities	(14,414,013)	(15,776,106)

Decrease in cash and cash equivalents	(3,735,405)	(5,843,098)
Cash and cash equivalents at beginning of period	7,534,593	9,437,262

Cash and cash equivalents at end of period	$3,799,188	$3,594,164

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,720,000	$4,490,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

 NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. The results of operations for the quarter or nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2017.

 NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, which will be our first quarter of fiscal 2019. We are currently evaluating the impact that the adoption of the standard will have on our financial statements and have not made any decision on the method of adoption.

     The FASB has issued ASUs through No. 2016-20. We have reviewed each recently issued ASU, and the adoption of each ASU that is applicable to us, other than as noted above, will not have a significant impact on our financial statements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. Stock options totaling 4,000 for the quarter ended December 31, 2016, 6,000 for the nine months ended December 31, 2016, 10,000 for the quarter ended December 31, 2015, and 4,000 for the nine months ended December 31, 2015 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock.

     The following tables show the components of diluted shares:

	Quarter Ended Dec. 31
	2016	2015
Weighted average common shares outstanding – basic	4,836,336	4,844,845
Dilutive effect of stock options	3,441	2,125
Shares used in computing net income per share – diluted	4,839,777	4,846,970

	Nine Months Ended Dec. 31
	2016	2015
Weighted average common shares outstanding – basic	4,835,639	4,853,970
Dilutive effect of stock options	2,176	3,133
Shares used in computing net income per share – diluted	4,837,815	4,857,103

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of December 31, 2016, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$84,323,941	$24,655,206	$36,400,319	$23,268,416

     As of December 31 and March 31, 2016, our marketable securities were as follows:

	As of December 31, 2016				As of March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$83,222,388	$123,045	$(334,944)	$83,010,489	$83,339,487	$717,206	$(10,824)	$84,045,869
Municipal bonds	1,314,695	-	(1,243)	1,313,452	1,344,328	2,522	-	1,346,850
Total	$84,537,083	$123,045	$(336,187)	$84,323,941	$84,683,815	$719,728	$(10,824)	$85,392,719

     Nine securities were in an unrealized loss position as of December 31, 2016. The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2016:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2016
Corporate bonds	$30,147,097	$(334,944)	$-	$-	$30,147,097	$(334,944)
Municipal bonds	1,313,452	(1,243)	-	-	1,313,452	(1,243)
Total	$31,460,549	$(336,187)	$-	$-	$31,460,549	$(336,187)
As of March 31, 2016
Corporate bonds	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)
Municipal bonds	-	-	-	-	-	-
Total	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be impaired as of December 31, 2016.

 NOTE 6. INVENTORIES
     Inventories consisted of the following:

	Dec. 31, 2016	March 31, 2016
Raw materials	$763,869	$810,987
Work in process	1,779,504	1,653,800
Finished goods	619,105	740,446
Total inventories	$3,162,478	$3,205,233

NOTE 7. STOCK-BASED COMPENSATION
      Stock-based compensation expense was $22,000 for the first nine months of fiscal 2017, and $21,160 for the first nine months of fiscal 2016. The stock-based compensation expenses were due to the issuance of automatic stock options to our non-employee directors on their election or reelection to our Board.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of December 31, 2016, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2016 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2013 through 2015 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $83,010,489 as of December 31, 2016 and $84,045,869 as of March 31, 2016.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had one Level 2 financial instrument, a municipal debt security, which is classified as available-for-sale. The fair value of the Level 2 marketable security was $1,313,452 as of December 31, 2016 and $1,346,850 as of March 31, 2016. The security was included in “Marketable securities, short term” on the December 31, 2016 balance sheet, and “Marketable securities, long term” on the March 31, 2016 balance sheet.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended December 31, 2016. The remaining authorization was $4,540,806 as of December 31, 2016. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. DIVIDENDS
     On January 18, 2017 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 28, 2017 to shareholders of record as of the close of business January 30, 2017.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2016. As of December 31, 2016 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2016 compared to quarter ended December 31, 2015
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2016	2015
Revenue
Product sales	95.4%	83.5%	41.6%
Contract research and development	4.6%	16.5%	(65.1)%
Total revenue	100.0%	100.0%	24%
Cost of sales	20.1%	25.1%	(0.4)%
Gross profit	79.9%	74.9%	32.2%
Expenses
Selling, general, and administrative	5.2%	6.7%	(5.5)%
Research and development	11.1%	12.3%	11.9%
Total expenses	16.3%	19.0%	5.7%
Income from operations	63.6%	55.9%	41.2%
Interest income	5.3%	7.8%	(15.6)%
Income before taxes	68.9%	63.7%	34.3%
Provision for income taxes	22.2%	20.9%	32.5%
Net income	46.7%	42.8%	35.2%

     Total revenue for the quarter ended December 31, 2016 (the third quarter of fiscal 2017) increased 24% compared to the quarter ended December 31, 2015 (the third quarter of fiscal 2016). The increase was due to a 42% increase in product sales, partially offset by a 65% decrease in contract research and development revenue.

     The increase in product sales from the prior-year quarter was due to new customers and increased purchase volume by existing customers. The decrease in contract research and development revenue for the third quarter of fiscal 2017 was due to the completion of certain contracts.

     Gross profit margin increased to 80% of revenue for the third quarter of fiscal 2017 compared to 75% for the third quarter of fiscal 2016, due to more profitable revenue and product sales mixes.

     Total expenses increased 6% for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016, due to a 12% increase in research and development expense, partially offset by a 5% decrease in selling, general, and administrative expense. The increase in research and development expense was due to an increase in new product development activities. The decrease in selling, general, and administrative expense was primarily due to decreased sales commissions.

     Interest income for the third quarter of fiscal 2017 decreased 16% due to a decrease in marketable securities and a decrease in the average interest rates on those securities.

     The provision for income taxes was $1,660,156 for the third quarter of fiscal 2017 compared to $1,253,237 for the third quarter of fiscal 2016. The effective tax rate was 32% of income before taxes for the third quarter of fiscal 2017 compared to 33% for the third quarter of fiscal 2016.

     The 35% increase in net income in the third quarter of fiscal 2017 compared to the prior-year quarter was primarily due to increased product sales, increased gross profit margin, and decreased selling, general, and administrative expense, partially offset by decreased contract research and development revenue, increased research and development expense, and decreased interest income.

Nine months ended December 31, 2016 compared to nine months ended December 31, 2015
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2016	2015
Revenue
Product sales	92.1%	88.8%	3.0%
Contract research and development	7.9%	11.2%	(30.1)%
Total revenue	100.0%	100.0%	(0.7)%
Cost of sales	21.6%	23.8%	(10.1)%
Gross profit	78.4%	76.2%	2.3%
Expenses
Selling, general, and administrative	5.2%	6.5%	(21.1)%
Research and development	10.9%	9.5%	14.9%
Total expenses	16.1%	16.0%	0.2%
Income from operations	62.3%	60.2%	2.8%
Interest income	5.9%	6.5%	(11.2)%
Income before taxes	68.2%	66.7%	1.4%
Provision for income taxes	22.0%	21.9%	(0.4)%
Net income	46.2%	44.8%	2.4%

     Total revenue for the nine months ended December 31, 2016 (the first nine months of fiscal 2017) decreased 1% compared to the nine months ended December 31, 2015 (the first nine months of fiscal 2016). The decrease was due to a 30% decrease in contract research and development revenue, partially offset by a 3% increase in product sales.

     The increase in product sales from the prior-year period was due to new customers. The decrease in contract research and development revenue for the first nine months of fiscal 2017 was due to the completion of certain contracts.

     Gross profit margin increased to 78% of revenue for the first nine months of fiscal 2017 compared to 76% for the first nine months of fiscal 2016, due to a more profitable revenue mix.

     Total expenses were approximately unchanged for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016, as a 15% increase in research and development expense was offset by a 21% decrease in selling, general, and administrative expense. The increase in research and development expense was due to increased new product development activities. The decrease in selling, general, and administrative expense was primarily due to decreased sales commissions.

     Interest income for the first nine months of fiscal 2017 decreased 11% due to a decrease in marketable securities and a decrease in the average interest rates on those securities.

     The 2% increase in net income in the first nine months of fiscal 2017 compared to the prior-year quarter was primarily due to increased gross profit margin partially offset by decreased interest income.

Liquidity and capital resources

Overview
     Cash and cash equivalents were $3,799,188 as of December 31, 2016 compared to $7,534,593 as of March 31, 2016. The $3,735,405 decrease in cash and cash equivalents during the nine months ended December 31, 2016 was due to $14,414,013 net cash used in financing activities and $328,687 net cash used in investing activities, partially offset by $11,007,295 in net cash provided by operating activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Accounts receivable as of December 31, 2016 decreased $782,427 compared to March 31, 2016, primarily due to the timing of sales to and payments from certain customers. Deferred revenue decreased $714,805 because we delivered the products associated with deferred revenue.

Investing Activities
     Net cash used in investing activities in the first nine months of fiscal 2017 was due to $200,447 in purchases of fixed assets and $11,528,240 of marketable security purchases, partially offset by $11,400,000 of marketable security maturities.

Financing Activities
     Net cash used in financing activities in the first nine months of fiscal 2017 was primarily due to $14,506,030 of cash dividends paid to shareholders. In addition to dividends paid in the first nine months of fiscal 2017, on January 18, 2017 we announced that our Board had declared a cash quarterly dividend of an additional $1.00 per share of common stock, or $4,837,010 based on shares outstanding as of January 13, 2017, to be paid February 28, 2017. We plan to fund such dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of December 31, 2016 had remaining maturities between one month and 241 weeks. Marketable securities had a market value of $84,323,941 as of December 31, 2016, representing approximately 89% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended December 31, 2016, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NVE CORPORATION
(Registrant)

January 18, 2017	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 18, 2017	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer