Form 10-K
period 2017-03-31
NVE CORP /NEW/
filed 2017-05-03
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
Yes [X]  No [   ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $144 million.

      The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 28, 2017 was 4,841,010.

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our Proxy Statement for our 2017 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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

Our Products and Markets
     We operate in a single business segment that includes research, design, and manufacture of spintronics for commercial and military markets.

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

Sales and Product Distribution
     We rely on distributors who stock our products and sell them in more than 75 countries. Distributors of our products include America II Electronics, Inc., Digi-Key Corporation, and Premier Farnell plc companies. Our distributor agreements generally renew annually. In addition, we distribute versions of some of our products under private-brand partnerships with large integrated device manufacturers. These private-brand partnerships broaden our distribution and enhance our sales support, technical support, and brand awareness.

New Product Status
     In the past year we began marketing a number of new products, including:
•	new angle sensor models for energy and resource management that use less energy or less magnetic field;
•	rotation sensors for robotics and resource management;
•	new sensors for medical devices; and
•	new antitamper sensors.

     Long-term product development programs in fiscal 2017 included:
•	“smart sensor” interfaces for connection to the “Internet of Things”;
•	biosensors for food safety and medical diagnostics;
•	new current sensors for energy management;
•	ultra-high speed couplers;
•	low-power couplers; and
•	MRAM for antitamper and security applications.

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

Coupler Competition
     Competing coupler technologies include optical couplers, inductive couplers (transformers), capacitive couplers, and radio-frequency modulation couplers. Prominent optical coupler suppliers include Broadcom Limited, Fairchild Semiconductor International, Lite-On Technology Corporation, Renesas Electronics Corporation, Toshiba Corporation, and Vishay Intertechnology.

     Our strategy is to compete based on product features rather than to compete solely on price. IsoLoop couplers are smaller and therefore require less circuit board space per channel than most competing couplers. Our other advantages over competing technologies may include less signal distortion, longer product life, and lower power consumption.

MRAM Competition
     A number of companies compete or may compete with us for MRAM research and development or service business, or may be attempting to develop MRAM intellectual property for licensing to others. Emerging technologies that could compete with MRAM include graphene and carbon nanotubes, phase-change memory (PCM; also known as chalcogenide, 3D XPoint, or Ovonic memory), resistive RAM (ReRAM or RRAM), conductive bridge RAM (CBRAM), memory resistors (“memristors”), and conductive metal oxide (CMOx) memory. MRAM may have advantages over these technologies in either manufacturability, speed, bit density, data retention, or endurance.

Sources and Availability of Raw Materials
     Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. Our wafers sources are based around the world; most of our packaging services take place in Asia.

Intellectual Property
Patents
     As of March 31, 2017 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

     Certain of our patents cover inventions we believe may be necessary for successful high-density, high-performance MRAMs. We believe U.S. patent 6,744,086 titled “Current switched magnetoresistive memory cell” is particularly important. The patent has been reissued as RE 44,878 and expires May 15, 2022.

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

Dependence on Major Customers
     We rely on several large customers for a significant percentage of our revenue, including Abbott Laboratories (formerly St. Jude Medical, Inc.), Sonova AG (formerly known as Phonak AG), certain other medical device manufacturers, and certain distributors. The loss of one or more of these customers could have a material adverse effect on us.

Firm Backlog
     As of March 31, 2017 we had $886,156 of contract research and development backlog we believed to be firm, compared to $2,117,547 as of March 31, 2016. We expect the firm backlog as of March 31, 2017 to be filled in fiscal 2018. Certain contracts have performance requirements and milestones, and there can be no assurance that backlog will result in future revenue. Our product sales are made primarily under standard purchase orders, which are generally cancellable. Therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories, as well as related underlying technologies. We spent $3,003,656 for fiscal 2017, $2,691,303 for fiscal 2016, and $2,472,341 for fiscal 2015 in company-sponsored research and development activities. Additionally, we spent $1,830,857 for fiscal 2017, $2,762,406 for fiscal 2016, and $1,112,813 during fiscal 2015 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as non-government entities.

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

Number of Employees
     We had 51 employees as of March 31, 2017. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     Foreign sales accounted for approximately 52% of our revenue in fiscal 2017. More information about geographic areas is contained in “Note 8 – Concentrations” to the Financial Statements included in this report.

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
     We rely on several large customers for a significant percentage of our revenue. These large customers include Abbott Laboratories (formerly St. Jude Medical, Inc.), Sonova AG (formerly known as Phonak AG), certain other medical device manufacturers, and certain distributors. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled. Any decreases in purchase quantities or purchase prices, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

We risk losing business to our competitors.
     Known product competitors include Analog Devices, Inc.; Broadcom Limited; Fairchild Semiconductor International; Hermetic Switch, Inc.; Linear Technology Inc.; Maxim Integrated Products, Inc.; Meder Electronic AG; Memscap SA; NEC Corporation; Sharp Corporation; Silicon Laboratories, Inc.; Texas Instruments Incorporated; Toshiba Corporation; Vishay Intertechnology; and others. Many of our competitors and potential competitors have significantly greater financial, technical, and marketing resources than us. We believe that our competition is increasing as the technology and markets mature. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and we may lose business to competitors or it may be necessary to significantly reduce our prices in order to acquire or retain business. These factors could cause a material adverse impact on our financial condition, revenue, gross profit margins, or income.

We may lose revenue if we are unable to renew customer agreements.
     We have agreements with certain customers, including a Supply Agreement, as amended, with Sonova AG (formerly known as Phonak AG), which expires March 1, 2020, and a Supplier Partnering Agreement, as amended, with Abbott Laboratories (formerly St. Jude Medical, Inc.) expires January 1, 2021. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss these customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past three fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason could hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is affected by Government budgets and priorities that can change and over which we have no control, and delays in such funding can occur for a number of reasons. Interruptions in the Government funding process such as federal budget delays, debt ceiling limitations, shutdowns, or sequestration may impact Government contract funding. Furthermore, some of our Government funding has been through Small Business Innovation Research (SBIR) or Small Business Technology Transfer Research (STTR) contracts. SBIR and STTR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense or Department of Agriculture.

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
     Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. Increased industry demand or other factors beyond our control or ability to predict could cause or exacerbate wafer supply shortages. Wafer supply interruptions for any reason, including acts of God such as floods, typhoons, cyclones, or earthquakes, could seriously jeopardize our ability to provide products that are critical to our business and operations, and may cause us to lose revenue.

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
     Foreign sales were approximately 52% of our revenue for fiscal 2017, and we expect foreign sales to continue to represent a significant portion of our revenue. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, cyclones and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

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
     As of March 31, 2017, we held $76,402,756 in short-term and long-term marketable securities, representing approximately 81% of our total assets. A number of the securities we hold have been downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Defaults, default risks, or changes in market conditions could cause us to incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows, and our ability to pay dividends.

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price of our common stock to decline.
     While we currently plan to pay quarterly dividends indefinitely, our payment of cash dividends will be subject to, among other things, our results of operations, cash and marketable security balances, the timing of securities maturations, estimates of future cash requirements, fixed asset requirements, and other factors our Board may deem relevant. Because they are significantly more than our current cash flow from operations, recent and declared dividend amounts may be unsustainable. Any reduction or discontinuance by us of cash dividends could cause the market price of our common stock to decline.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividends
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years, and dividends declared and paid per share of common stock:
	Quarter Ended
	3/31/17	12/31/16	9/30/16	6/30/16	3/31/16	12/31/15	9/30/15	6/30/15
Market price range of common stock
High	$88.34	$71.69	$60.48	$59.37	$57.87	$62.93	$81.55	$78.88
Low	$70.29	$55.00	$52.50	$52.16	$45.47	$47.37	$46.50	$65.70

Dividends per share
Declared	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00
Paid	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00

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

Shareholders
     We had approximately 85 shareholders of record and 7,713 total shareholders as of April 18, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans
     Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2017 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Performance Graph
     The graph and table below compares the total shareholder return on our Common Stock to the cumulative total return of the NASDAQ Industrial Index and the SmallTimes Index of Companies Involved in Micro- and Nanotech. NVE is included in both indices. The graph and table assume $100 was invested on March 31, 2012 in each of our Common Stock, the NASDAQ Industrial Index, and the SmallTimes Index, with reinvestment of dividends.

	3/31/2012	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017
NASDAQ Industrial Index	$100.00	$116.34	$145.82	$158.77	$195.17	$194.46
SmallTimes Index	$100.00	$105.28	$122.06	$128.29	$122.45	$138.45
NVE Corporation	$100.00	$106.45	$107.62	$134.24	$117.51	$181.89

Stock Repurchase Program
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We did not repurchase any Common Stock in fiscal 2017. The remaining authorization was $4,540,806 as of March 31, 2017.

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

	Balance Sheet Data as of March 31
	2017	2016	2015	2014	2013
Cash, cash equivalents, and marketable securities	$84,602,120	$92,927,312	$100,450,357	$95,644,701	$85,260,969
Total assets	$93,774,806	$100,854,056	$110,089,196	$105,242,043	$95,765,496
Total shareholders’ equity	$92,679,485	$99,264,587	$108,327,534	$103,704,641	$93,984,608
	Income Statement Data for Years Ended March 31
	2017	2016	2015	2014	2013
Revenue
Product sales	$26,182,453	$24,410,391	$29,894,045	$25,512,028	$24,434,823
Contract research and development	2,143,743	3,306,887	690,043	422,879	2,598,596
Total revenue	$28,326,196	$27,717,278	$30,584,088	$25,934,907	$27,033,419

Income from operations	$17,445,203	$16,286,280	$19,251,951	$14,393,816	$15,196,854
Net income	$12,948,869	$12,292,315	$14,368,354	$11,135,875	$11,828,838
Net income per share – diluted	$2.68	$2.53	$2.95	$2.29	$2.43
Cash dividends declared per share	$4.00	$4.00	$2.06	$-	$-

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

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $225,000 as of March 31, 2017 and $250,000 as of March 31, 2016.

Deferred Tax Assets Estimation
     In determining the carrying value of our net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions to realize the benefit of these assets. We evaluate the realizability of the deferred assets quarterly and assess the need for valuation allowances or reduction of existing allowances quarterly. No valuation allowance was recorded as we believe it is more likely than not that all of the deferred tax assets will be realized.

     We had $357,055 of net deferred tax assets as of March 31, 2017, and $51,188 of net deferred tax assets as of March 31, 2016. Net deferred tax assets included $86,335 in deferred tax assets for stock-based compensation deductions as of March 31, 2017 and $115,257 as of March 31, 2016.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2017	2016	2015	2016 to 2017	2015 to 2016
Revenue
Product sales	92.4%	88.1%	97.7%	7.3%	(18.3)%
Contract research and development	7.6%	11.9%	2.3%	(35.2)%	379.2%
Total revenue	100.0%	100.0%	100.0%	2.2%	(9.4)%
Cost of sales	21.5%	23.9%	19.7%	(8.1)%	9.9%
Gross profit	78.5%	76.1%	80.3%	5.4%	(14.1)%
Expenses
Selling, general, and administrative	5.1%	6.3%	7.6%	(16.8)%	(24.2)%
Research and development	11.8%	11.0%	9.8%	9.2%	2.0%
Total expenses	16.9%	17.3%	17.4%	(0.2)%	(9.4)%
Income from operations	61.6%	58.8%	62.9%	7.1%	(15.4)%
Interest income	5.8%	6.8%	7.2%	(12.7)%	(13.6)%
Income before taxes	67.4%	65.6%	70.1%	5.1%	(15.2)%
Income tax provision	21.7%	21.3%	23.1%	4.5%	(16.8)%
Net income	45.7%	44.3%	47.0%	5.3%	(14.4)%

     Total revenue for fiscal 2017 increased 2% compared to fiscal 2016, due to a 7% increase in product sales, partially offset by a 35% decrease in contract research and development revenue. The increase in product sales for fiscal 2017 was due to new customers. The decrease in contract research and development revenue for fiscal 2017 was due to the completion of certain contracts. Total revenue decreased 9% in fiscal 2016 compared to fiscal 2015, due to an 18% decrease in product sales, partially offset by a 379% increase in contract research and development revenue. The decrease in product sales for fiscal 2016 was due to decreased purchase volume by existing customers and a more aggressive pricing strategy. The increase in contract research and development revenue for fiscal 2016 was due to new contracts.

     Gross profit margin increased to 79% of revenue for fiscal 2017 from 76% for fiscal 2016 due to a more profitable revenue mix. Gross profit margin for fiscal 2016 decreased from 80% due to a less profitable revenue mix because of a decrease in product sales and increase in contract research and development revenue.

     Total expenses were approximately the same for fiscal 2017 compared to fiscal 2016 as a 9% increase in research and development expense was offset by a 17% decrease in selling, general, and administrative expense. The increase in research and development expense for fiscal 2017 was due to increased new product development activities. The decrease in selling, general, and administrative expense was primarily due to decreased sales commissions. Total expenses decreased 9% for fiscal 2016 compared to fiscal 2015, due to a 24% decrease in selling, general, and administrative expense and a 2% increase in research and development expense. The decrease in selling, general, and administrative expense for fiscal 2016 was primarily due to decreased sales commissions and performance-based compensation.

     Interest income decreased 13% in fiscal 2017 compared to fiscal 2016 and 14% in fiscal 2016 compared to fiscal 2015. Decrease in interest income both years were due to decreases in interest-bearing marketable securities because we used a portion of the proceeds from maturating securities to help fund cash dividends in fiscal 2017 and fiscal 2016 and repurchases of our common stock in fiscal 2016.

     The effective income tax rate was approximately 32% of income before taxes for fiscal 2017 and 2016, and 33% for fiscal 2015. Our effective tax rates could fluctuate, however, due to a number of factors, some of which are outside our control, including changes in Federal and state tax rates and regulations or their interpretation.

      Net income increased 5% in fiscal 2017 compared to fiscal 2016 primarily due to increased total revenue and increased gross profit margin as a percentage of revenue, partially offset by decreased interest income. Net income decreased 14% in fiscal 2016 compared to fiscal 2015, primarily due to decreased product sales and interest income, partially offset by increased contract research and development revenue and decreased expenses.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $8,199,364 as of March 31, 2017 compared to $7,534,593 as of March 31, 2016. The $664,771 increase in cash and cash equivalents was due to $12,379,160 in net cash provided by operating activities and $7,351,925 net cash provided by investing activities, less $19,066,314 net cash used in financing activities.

Operating Activities
     Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for fiscal years 2015 through 2017. For fiscal 2017, net cash provided by operating activities was $12,379,160.

     Accounts receivable increased $1,192,716 in fiscal 2017 primarily due to the timing of sales to and payments from certain customers.

     Deferred revenue decreased $572,072 because we delivered most products associated with deferred revenue.

Investing Activities
     Net cash provided by investing activities in fiscal 2017 was primarily due to marketable security maturities of $19,400,000 partially offset by marketable security purchases of $11,528,240.

     As of March 31, 2017 our marketable securities had remaining maturities between 19 and 228 weeks (see “Note 4 – Marketable Securities” to the Financial Statements, included elsewhere in this Report for additional information). Our entire portfolio of short-term and long-term marketable securities is classified as available for sale.

     Purchases of fixed assets were $519,835 in fiscal 2017, $287,275 in fiscal 2016, and $185,007 in fiscal 2015. Purchases all three years were primarily for capital equipment and leasehold improvements to increase our production capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs and equipment purchasing opportunities.

Financing Activities
     Net cash used in financing activities in fiscal 2017 was primarily due to $19,346,040 in cash dividends to shareholders, partially offset by net proceeds from the sale of common stock of $247,110 from stock option exercises.

     In addition to cash dividends to shareholders paid in fiscal 2017, on May 3, 2017 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,841,010 based on shares outstanding as of April 28, 2017, to be paid May 31, 2017. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We repurchased $1,695,466 of our Common Stock in fiscal 2016, and did not repurchase stock in fiscal 2017 or 2015. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $4,540,806 as of March 31, 2017. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. Additional information on our Stock Repurchase Program is contained in the section titled, “Stock Repurchase Program” under Part II, Item 5 of this Report.

Contractual Obligations
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1-3 Years	3-5 Years
Operating lease obligations	$1,080,903	$283,494	$577,113	$220,296
Purchase obligations	499,880	499,880	-	-
Total	$1,580,783	$783,374	$577,113	$220,296

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” to the Financial Statements, included elsewhere in this report, provides additional information about our lease obligations. Purchase obligations as of March 31, 2017 consisted of raw materials commitments. We expect to meet these obligations from cash provided by operating activities or proceeds from maturities of marketable securities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures and obligations in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2018.

Inflation
     Inflation has not had a significant impact on our operations in any of our three most recent fiscal years. Prices for our products and for the materials and labor costs for those products are governed by market conditions. It is possible that inflation in future years could impact both materials and labor used for the production of our products.

Changes In Accounting Standards
     See Note 2 to the financial statements for information on new accounting standards.

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

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2017 had remaining maturities between 19 and 228 weeks. Marketable securities had a market value of $76,402,756 as of March 31, 2017, representing approximately 81% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2017 and 2016, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016
Revenue
Product sales	$6,399,924	$7,116,931	$6,814,384	$5,851,214
Contract research and development	453,282	345,748	488,155	856,558
Total revenue	6,853,206	7,462,679	7,302,539	6,707,772
Cost of sales	1,449,454	1,502,848	1,740,814	1,385,178
Gross profit	5,403,752	5,959,831	5,561,725	5,322,594
Expenses
Selling, general, and administrative	340,673	384,322	343,688	389,915
Research and development	990,729	826,816	768,188	758,368
Total expenses	1,331,402	1,211,138	1,111,876	1,148,283
Income from operations	4,072,350	4,748,693	4,449,849	4,174,311
Income before taxes	4,459,234	5,143,900	4,880,832	4,612,045
Net income	$3,027,383	$3,483,744	$3,305,19	$3,132,545
Net income per share – diluted	$0.62	$0.72	$0.68	$0.65
	Unaudited; Quarter Ended
	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015
Revenue
Product sales	$5,212,813	$5,025,041	$6,436,672	$7,735,865
Contract research and development	887,774	990,974	843,085	585,054
Total revenue	6,100,587	6,016,015	7,279,757	8,320,919
Cost of sales	1,470,049	1,508,361	1,644,514	1,993,928
Gross profit	4,630,538	4,507,654	5,635,243	6,326,991
Expenses
Selling, general, and administrative	336,891	406,676	524,631	484,764
Research and development	1,012,564	738,657	628,962	681,001
Total expenses	1,349,455	1,145,333	1,153,593	1,165,765
Income from operations	3,281,083	3,362,321	4,481,650	5,161,226
Income before taxes	3,749,204	3,830,688	4,950,181	5,647,024
Net income	$2,600,843	$2,577,451	$3,310,795	$3,803,226
Net income per share – diluted	$0.54	$0.53	$0.68	$0.78

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2017. Our internal control over financial reporting as of March 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report contained in Item 8 included elsewhere herein.

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

Changes in Internal Controls
     During the quarter ended March 31, 2017, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2017 and 2016” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits
     The following is a list of exhibits:

Exhibit #	Description

3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).

3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to the Form 8-K filed December 19, 2007).

10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).

10.2	First amendment to lease between the company and Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).

10.3	Second amendment to lease between the company and Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).

10.4	Third amendment to lease between the company and Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).

10.5	Fourth amendment to lease between the company and the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).

10.6*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).

10.7*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).

10.8	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).

10.9+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).

10.10+	Amendment No. 1 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 10, 2007).

10.11+	Amendment No. 2 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed December 18, 2009).

10.12+	Amendment No. 3 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 16, 2010).

10.13	Amendment No. 4 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed February 7, 2011).

10.14	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to the Form 8-K filed February 10, 2016).

10.15	Amendment No. 5 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed April 21, 2016).

10.16+	Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).

23	Consent of Grant Thornton LLP.

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date    May 3, 2017

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 3, 2017
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 3, 2017
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 3, 2017
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 3, 2017
/s/Richard W. Kramp Richard W. Kramp	Director	May 3, 2017
/s/Gary R. Maharaj Gary R. Maharaj	Director	May 3, 2017

NVE CORPORATION
INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the internal control over financial reporting of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the Company as of and for the year ended March 31, 2017, and our report dated May 3, 2017 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
May 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

We have audited the accompanying balance sheets of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2017 and 2016, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NVE Corporation as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 3, 2017 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
May 3, 2017

NVE CORPORATION
BALANCE SHEETS

	March 31, 2017	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$8,199,364	$7,534,593
Marketable securities, short-term	19,591,833	19,697,384
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,436,802	2,244,086
Inventories	3,358,298	3,205,233
Prepaid expenses and other assets	607,283	734,524
Total current assets	35,193,580	33,415,820
Fixed assets
Machinery and equipment	9,007,455	8,840,033
Leasehold improvements	1,644,419	1,539,965
	10,651,874	10,379,998
Less accumulated depreciation and amortization	9,238,626	8,688,285
Net fixed assets	1,413,248	1,691,713
Long-term deferred tax assets	357,055	51,188
Marketable securities, long-term	56,810,923	65,695,335
Total assets	$93,774,806	$100,854,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$376,275	$317,990
Accrued payroll and other	576,313	556,674
Deferred revenue	142,733	714,805
Total current liabilities	1,095,321	1,589,469

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,841,010 issued and outstanding as of March 31, 2017 and 4,835,010 issued and outstanding as of March 31, 2016	48,410	48,350
Additional paid-in capital	19,507,348	19,205,682
Accumulated other comprehensive (loss) income	(38,298)	451,359
Retained earnings	73,162,025	79,559,196
Total shareholders’ equity	92,679,485	99,264,587
Total liabilities and shareholders’ equity	$93,774,806	$100,854,056

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2017	2016	2015
Revenue
Product sales	$26,182,453	$24,410,391	$29,894,045
Contract research and development	2,143,743	3,306,887	690,043
Total revenue	28,326,196	27,717,278	30,584,088
Cost of sales	6,078,294	6,616,852	6,019,868
Gross profit	22,247,902	21,100,426	24,564,220
Expenses
Selling, general, and administrative	1,458,598	1,752,962	2,312,076
Research and development	3,344,101	3,061,184	3,000,193
Total expenses	4,802,699	4,814,146	5,312,269
Income from operations	17,445,203	16,286,280	19,251,951
Interest income	1,650,808	1,890,817	2,187,723
Income before taxes	19,096,011	18,177,097	21,439,674
Provision for income taxes	6,147,142	5,884,782	7,071,320
Net income	$12,948,869	$12,292,315	$14,368,354
Net income per share – basic	$2.68	$2.53	$2.96
Net income per share – diluted	$2.68	$2.53	$2.95
Cash dividends declared per common share	$4.00	$4.00	$2.06
Weighted average shares outstanding
Basic	4,836,602	4,850,209	4,855,504
Diluted	4,838,389	4,852,602	4,871,935

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2017	2016	2015
Net income	$12,948,869	$12,292,315	$14,368,354
Unrealized loss from marketable securities, net of tax	(489,657)	(295,088)	(131,410)
Comprehensive income	$12,459,212	$11,997,227	$14,236,944

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2014	4,851,043	$48,510	$20,464,883	$877,857	$82,313,391	$103,704,641
Exercise of stock options	6,910	70	302,631			302,701
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(131,410)	(131,410)
Net income					14,368,354	14,368,354
Total comprehensive income						14,236,944
Stock-based compensation			58,960			58,960
Tax benefit of stock- based compensation			24,288			24,288
Cash dividends declared ($2.06 per share of common stock)					(10,000,000)	(10,000,000)
Balance as of March 31, 2015	4,857,953	48,580	20,850,762	746,447	86,681,745	108,327,534
Exercise of stock options	18,090	181	292,728			292,909
Repurchase of common stock	(41,033)	(411)	(2,311,262)			(2,311,673)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(295,088)	(295,088)
Net income					12,292,315	12,292,315
Total comprehensive income						11,997,227
Stock-based compensation			21,160			21,160
Tax benefit of stock- based compensation			352,294			352,294
Cash dividends declared ($4.00 per share of common stock)					(19,414,864)	(19,414,864)
Balance as of March 31, 2016	4,835,010	48,350	19,205,682	451,359	79,559,196	99,264,587
Exercise of stock options	6,000	60	247,050			247,110
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(489,657)	(489,657)
Net income					12,948,869	12,948,869
Total comprehensive income						12,459,212
Stock-based compensation			22,000			22,000
Tax benefit of stock- based compensation			32,616			32,616
Cash dividends declared ($4.00 per share of common stock)					(19,346,040)	(19,346,040)
Balance as of March 31, 2017	4,841,010	$48,410	$19,507,348	$(38,298)	$73,162,025	$92,679,485

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$12,948,869	$12,292,315	$14,368,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,147,451	850,970	934,371
Stock-based compensation	22,000	21,160	58,960
Excess tax benefits	(32,616)	(352,294)	(24,288)
Deferred income taxes	6,144	295,827	155,713
Changes in operating assets and liabilities
Accounts receivable	(1,192,716)	719,888	(632,400)
Inventories	(153,065)	537,259	(535,159)
Prepaid expenses and other assets	127,241	(159,611)	241,363
Accounts payable and accrued expenses	77,924	(611,290)	303,152
Deferred revenue	(572,072)	714,805	-
Net cash provided by operating activities	12,379,160	14,309,029	14,870,066

INVESTING ACTIVITIES
Purchases of fixed assets	(519,835)	(287,275)	(185,007)
Purchases of marketable securities	(11,528,240)	(14,568,089)	(8,997,086)
Proceeds from maturities of marketable securities	19,400,000	19,725,000	12,160,000
Net cash provided by investing activities	7,351,925	4,869,636	2,977,907

FINANCING ACTIVITIES
Proceeds from sale of common stock	247,110	292,909	302,701
Excess tax benefits	32,616	352,294	24,288
Repurchase of common stock	-	(2,311,673)	-
Payment of dividends to shareholders	(19,346,040)	(19,414,864)	(10,000,000)
Net cash used in financing activities	(19,066,314)	(21,081,334)	(9,673,011)

Increase (decrease) in cash and cash equivalents	664,771	(1,902,669)	8,174,962
Cash and cash equivalents at beginning of year	7,534,593	9,437,262	1,262,300

Cash and cash equivalents at end of year	$8,199,364	$7,534,593	$9,437,262

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,040,000	$5,810,000	$6,800,000

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

Marketable Securities
     All of the investments we have held the past two years were marketable securities. We classify securities with original maturities greater than three months and remaining maturities one year or less as short-term marketable securities and securities with remaining maturities greater than one year as long-term marketable securities. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income (loss).” We use a specific-identification cost basis to determine gains and losses. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income.

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs for other-than-temporary impairment were required on available-for-sale securities during fiscal 2017, 2016, or 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts
     We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2017, 2016, or 2015.

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

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We have not identified any indicators of impairment during fiscal 2017, 2016, or 2015. Depreciation and amortization expense related to fixed assets was $798,300 for fiscal 2017, $850,970 for 2016, and $934,371 for fiscal 2015.

Revenue Recognition
Product Sales Revenue Recognition
     We recognize product sales revenue when evidence of an arrangement exists, the price to the buyer is fixed and determinable, collectability is reasonably assured and the product has shipped. Our sales are shipped FOB shipping point, meaning that our customers (end users and distributors) take title and assume the risks and rewards of ownership on shipment. Our customers may return defective products for refund or replacement under warranty, and have other very limited rights of return.

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $12,760 for fiscal 2017, $20,721 for fiscal 2016, and $12,771 for fiscal 2015.

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

Contract Research and Development Revenue Recognition
     We recognize contract research and development revenue pro-rata as work progresses. Our research and development contracts do not contain post-shipment obligations. Contracts may be either firm-fixed-price or cost-plus-fixed-fee. Firm-fixed-price contracts provide for a price that is not subject to any adjustment based on our cost in performing the contract.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments. Stock options were the only such instruments for the three most recent fiscal years. Stock options totaling 4,000 for fiscal 2017, 6,000 for fiscal 2016, and 4,000 for fiscal 2015 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following table shows the components of diluted shares:
	Year Ended March 31
	2017	2016	2015
Weighted average common shares outstanding – basic	4,836,602	4,850,209	4,855,504
Dilutive effect of stock options	1,787	2,393	16,431
Shares used in computing net income per share – diluted	4,838,389	4,852,602	4,871,935

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Standards
     In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities. This ASU is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. ASU 2017-08’s amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which will be fiscal 2020 for us. We do not expect adoption of ASU 2017-08 to have a significant impact on our financial statements.

     In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, which will be fiscal 2019 for us. ASU 2016-15 requires retrospective adoption unless it is impracticable to apply, in which case it is to be applied prospectively as of the earliest practicable date. We do not expect adoption of ASU 2016-15 to have a significant impact on our financial statements.

     In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. This ASU requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, which will be fiscal 2021 for us. We do not expect adoption of ASU 2016-13 to have a significant impact on our financial statements.

     In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. The guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, which will be fiscal 2018 for us. We do not expect adoption of ASU 2016-09 to have a significant impact on our financial statements.

     In February 2016, the FASB issued ASU No. 2016-02, Lease Accounting. ASU 2016-02 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. This update is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which will be fiscal 2020 for us. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. We have not yet evaluated the impact of ASU 2016-02 on our financial statements.

     In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment changes the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendment provides clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets, among other changes. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, which will be fiscal 2019 for us. We do not expect adoption of ASU 2016-01 to have a significant impact on our financial statements.

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

     In May 2014, the FASB issued ASU  No. 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, which will be fiscal 2019 for us. Based on our preliminary assessment, we do not expect adoption of ASU 2014-09 to have a significant impact on our financial statements, because we do not expect to change the manner or timing of recognizing revenue. We recognize revenue on product sales to customers and distributors when we satisfy our performance obligations as the products are shipped. We recognize contract research and development revenue pro-rata as work progresses, and our research and development contracts do not contain post-shipment obligations.

NOTE 3. FAIR VALUE MEASUREMENTS
     Generally accepted accounting principles establish a framework for measuring fair value, provide a definition of fair value and prescribe required disclosures about fair-value measurements. Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Generally accepted accounting principles utilize a valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The valuation hierarchy categories are as follows:

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $75,098,153 as of March 31, 2017 and $84,045,869 as of March 31, 2016.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had one Level 2 financial instrument, a municipal debt security, which is classified as available-for-sale. The fair value of the Level 2 marketable security was $1,304,603 as of March 31, 2017 and $1,346,850 as of March 31, 2016. The security is included in “Marketable securities, short term” on the March 31, 2017 balance sheet, and “Marketable securities, long term” on the March 31, 2016 balance sheet.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2017, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$76,402,756	$19,591,833	$33,461,493	$23,349,430

     As of March 31, 2017 and 2016 our marketable securities were as follows:
	As of March 31, 2017				As of March 31, 2016
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$75,158,087	$187,001	$(246,935)	$75,098,153	$83,339,487	$717,206	$(10,824)	$84,045,869
Municipal bonds	1,304,817	-	(214)	1,304,603	1,344,328	2,522	-	1,346,850
Total	$76,462,904	$187,001	$(247,149)	$76,402,756	$84,683,815	$719,728	$(10,824)	$85,392,719

    Ten securities were in an unrealized loss position as of March 31, 2017. The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2017 and 2016:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of March 31, 2017
Corporate bonds	$32,198,766	$(246,935)	$-	$-	$32,198,766	$(246,935)
Municipal bonds	1,304,603	(214)	-	-	1,304,603	(214)
Total	$33,503,369	$(247,149)	$-	$-	$33,503,369	$(247,149)
As of March 31, 2016
Corporate bonds	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)
Municipal bonds	-	-	-	-	-	-
Total	$3,003,606	$(6,703)	$2,599,870	$(4,121)	$5,603,476	$(10,824)

      Gross unrealized losses totaled $247,149 as of March 31, 2017, and were attributed to nine corporate bonds and a municipal bond out of a portfolio of 23 bonds. The gross unrealized losses were due to market-price decreases after the bonds were purchased.

     None of our securities had been in continuous unrealized loss positions for 12 months or greater. All of the bonds we held had investment-grade credit ratings by Moody’s or Standard and Poor’s. Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired as of March 31, 2017.

NOTE 5. INVENTORIES
     Inventories are shown in the following table:

	March 31
	2017	2016
Raw materials	$786,775	$810,987
Work in process	1,968,990	1,653,800
Finished goods	602,533	740,446
Total inventories	$3,358,298	$3,205,233

NOTE 6. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $22,000 in fiscal 2017, $21,160 in fiscal 2016, and $58,960 in fiscal 2015.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2017	2016	2015
Risk-free interest rate	1.0%	1.6%	1.6%
Expected volatility	27%	26%	24%
Expected life (years)	4.3	4.3	4.2
Dividend yield	7.0%	7.1%	0%

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

Dividend yield
     We assumed a dividend yield of 7.0% for fiscal 2017 and 7.1% for fiscal 2016, based on the dividend yield on the date the options were granted. We assumed a dividend yield of zero for fiscal 2015 because we had no plans to pay dividends at the time options were granted.

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $7,993 for fiscal 2017 and $7,688 for fiscal 2016.

General stock option information
     We had no nonvested shares as of March 31, 2017 or 2016. The following table summarizes information about options outstanding as of March 31, 2017, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 42.45 - 54.11	5,000	$49.70	4.0
56.76 - 67.69	14,000	60.30	7.8
	19,000	$57.51	6.8

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

     A summary of our stock options and warrants are shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price	Warrants Outstanding	Weighted Average Warrant Exercise Price
At March 31, 2014	155,230	38,000	$31.78	2,000	$37.38
Granted	(4,000)	4,000	$67.69	-	-
Exercised	-	(6,910)	$43.81	-	-
Terminated	-	-	$-	(2,000)	37.38
At March 31, 2015	151,230	35,090	$33.51	-	$-
Granted	(4,000)	4,000	$56.76	-	-
Exercised	-	(18,090)	$16.19	-	-
Terminated	-	-	$-	-	-
At March 31, 2016	147,230	21,000	$52.85	-	$-
Granted	(4,000)	4,000	$57.46	-	-
Exercised	-	(6,000)	$41.19	-	-
Terminated	-	-	$-	-	-
At March 31, 2017	143,230	19,000	$57.51	-	$-

     The remaining weighted-average exercisable life was 6.8 years as of March 31, 2017; 6.2 years as of March 31, 2016; and 3.5 years as of March 31, 2015. All outstanding options were exercisable as of March 31, 2017, 2016, and 2015. The total intrinsic value of options exercised during fiscal 2017 was $191,388 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2017, based on our closing stock price for that day, was $480,370, all of which was exercisable. The total fair value of option grants was $22,000 in fiscal 2017. There was no unrecognized stock-based compensation as of March 31, 2017.

     No warrants were issued in the past three fiscal years and none were outstanding as of March 31, 2017 or 2016, or 2015.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2015 through 2017 consisted of the following:
	Year Ended March 31
	2017	2016	2015
Current taxes
Federal	$6,034,924	$5,754,428	$6,608,923
State	138,689	186,822	330,971
Deferred taxes
Federal	(25,196)	(55,254)	125,070
State	(1,275)	(1,214)	6,356
Income tax provision	$6,147,142	$5,884,782	$7,071,320

    A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2015 through 2017 is as follows:

	Year Ended March 31
	2017	2016	2015
Tax expense at U.S. statutory rate	$6,645,733	$6,272,341	$7,503,886
State income taxes, net of Federal benefit	83,116	118,057	216,518
Domestic manufacturing deduction	(536,063)	(476,932)	(600,207)
Municipal interest	(4,207)	(4,171)	(11,489)
Other	(41,437)	(24,513)	(37,388)
Income tax provision	$6,147,142	$5,884,782	$7,071,320

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2017 and 2016 were as follows:

	March 31
	2017	2016
Vacation accrual	$109,298	$118,611
Inventory reserve	81,743	90,825
Depreciation and amortization	52,378	(30,174)
Stock-based compensation deductions	86,335	115,257
Unrealized loss (gain) on marketable securities	21,852	(257,545)
Other	5,449	14,214
Long-term deferred tax assets	$357,055	$51,188

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $32,616 in fiscal 2017 and $352,294 in fiscal 2016 were attributed to stock-based compensation deductions. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in those years.

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

     We had no unrecognized tax benefits as of March 31, 2017, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2017 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

 NOTE 8. CONCENTRATIONS
     The following table summarizes customers comprising 10% or more of revenue for fiscal 2017, 2016, and 2015:

	% of Revenue for Year Ended March 31
	2017	2016	2015
Customer A	22%	23%	20%
Customer B	20%	20%	16%
Customer C	*	*	14%
Customer D	*	*	12%

*Less than 10%

     As of March 31, 2017 the two largest customers accounted for 40% of our accounts receivable, and as of March 31, 2016 the two largest customers accounted for 36%. We believe the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

     Revenue by geographic region was as follows:

	Year Ended March 31
	2017	2016	2015
United States	$13,600,236	$12,392,053	$11,919,548
Europe, the Middle East, and Africa	9,612,883	11,392,046	13,779,392
Asia-Pacific	4,200,934	3,113,484	4,318,209
Rest of World	912,143	819,695	566,939
Total Revenue	$28,326,196	$27,717,278	$30,584,088

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $271,470 for fiscal 2017, $270,627 for fiscal 2016, and $269,473 for fiscal 2015. The operating lease for our facility expires December 31, 2020. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring October 2018 with payments due quarterly.

     The following table shows our future minimum lease payments:

Year Ending March 31
2018	2019	2020	2021	2022	Total
$283,494	$286,590	$290,523	$220,296	$-	$1,080,903

 NOTE 10. STOCK REPURCHASE PROGRAM
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

     We repurchased $1,695,788 of our Common Stock in fiscal 2016, and none in fiscal 2017 or fiscal 2015. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $4,540,806 as of March 31, 2017. The Repurchase Program may be modified or discontinued at any time without notice.

 NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $104,643 for fiscal 2017, $94,831 for fiscal 2016, and $105,554 for fiscal 2015.

NOTE 12. SUBSEQUENT EVENTS
     On May 3, 2017, we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 31, 2017 to shareholders of record as of the close of business May 15, 2017.

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