Form 10-K/A
period 2017-03-31
NVE CORP /NEW/
filed 2017-05-04
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE

     This Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2017 is being filed solely for the purpose of furnishing Exhibit 101 (XBRL Exhibit), which was not included in the original May 3, 2017 filing on Form 10-K. No other changes have been made to the Form 10-K, and this Amendment does not reflect events that may have occurred after the original filing.

15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(b) Exhibits

Exhibit #	Description

3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).

3.2	Bylaws of the company as amended by the Board of Directors effective December 18, 2007 (incorporated by reference to the Form 8-K filed December 19, 2007).

10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).

10.2	First amendment to lease between the company and Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).

10.3	Second amendment to lease between the company and Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).

10.4	Third amendment to lease between the company and Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).

10.5	Fourth amendment to lease between the company and the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).

10.6*	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).

10.7*	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).

10.8	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).

10.9+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).

10.10+	Amendment No. 1 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 10, 2007).

10.11+	Amendment No. 2 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed December 18, 2009).

10.12+	Amendment No. 3 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 16, 2010).

10.13	Amendment No. 4 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed February 7, 2011).

10.14	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to the Form 8-K filed February 10, 2016).

10.15	Amendment No. 5 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed April 21, 2016).

10.16+	Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).

23	Consent of Grant Thornton LLP (previously filed with Form 10-K on May 3, 2017).

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a) (previously filed with Form 10-K on May 3, 2017).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a) (previously filed with Form 10-K on May 3, 2017).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350 (previously filed with Form 10-K on May 3, 2017).

101.INS	XBRL Instance Document (filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

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