Form 10-Q
period 2017-06-30
NVE CORP /NEW/
filed 2017-07-19
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2017
or
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
Common Stock, $0.01 Par Value – 4,841,010 shares outstanding as of July 14, 2017

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2017 and 2016

          Statements of Comprehensive Income for the Quarters Ended June 30, 2017 and 2016

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2017	March 31, 2017*
ASSETS
Current assets
Cash and cash equivalents	$4,377,913	$8,199,364
Marketable securities, short-term	26,863,050	19,591,833
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,130,966	3,436,802
Inventories	3,248,745	3,358,298
Prepaid expenses and other assets	597,949	607,283
Total current assets	38,218,623	35,193,580
Fixed assets
Machinery and equipment	9,354,253	9,007,455
Leasehold improvements	1,691,019	1,644,419
	11,045,272	10,651,874
Less accumulated depreciation and amortization	9,392,814	9,238,626
Net fixed assets	1,652,458	1,413,248
Long-term deferred tax assets	409,866	357,055
Marketable securities, long-term	53,347,770	56,810,923
Total assets	$93,628,717	$93,774,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$344,391	$376,275
Accrued payroll and other	581,484	576,313
Income taxes payable	1,476,092	-
Deferred revenue	35,633	142,733
Total current liabilities	2,437,600	1,095,321

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,841,010 issued and outstanding as of June 30, 2017 and March 31, 2017	48,410	48,410
Additional paid-in capital	19,507,348	19,507,348
Accumulated other comprehensive income (loss)	16,729	(38,298)
Retained earnings	71,618,630	73,162,025
Total shareholders’ equity	91,191,117	92,679,485
Total liabilities and shareholders’ equity	$93,628,717	$93,774,806

*The March 31, 2017 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2017	2016
Revenue
Product sales	$6,882,673	$5,851,214
Contract research and development	724,993	856,558
Total revenue	7,607,666	6,707,772
Cost of sales	1,798,366	1,385,178
Gross profit	5,809,300	5,322,594
Expenses
Selling, general, and administrative	399,361	389,915
Research and development	905,725	758,368
Total expenses	1,305,086	1,148,283
Income from operations	4,504,214	4,174,311
Interest income	361,778	437,734
Income before taxes	4,865,992	4,612,045
Provision for income taxes	1,568,377	1,479,500
Net income	$3,297,615	$3,132,545
Net income per share – basic	$0.68	$0.65
Net income per share – diluted	$0.68	$0.65
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,841,010	4,835,010
Diluted	4,846,251	4,837,095

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended June 30
	2017	2016
Net income	$3,297,615	$3,132,545
Unrealized gain from marketable securities, net of tax	55,027	225,603
Comprehensive income	$3,352,642	$3,358,148

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Quarter Ended June 30
2017		2016
OPERATING ACTIVITIES
Net income	$3,297,615	$3,132,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,160	193,979
Deferred income taxes	(84,210)	(77,021)
Changes in operating assets and liabilities:
Accounts receivable	305,836	(407,840)
Inventories	109,553	18,783
Prepaid expenses and other assets	9,334	32,657
Accounts payable and accrued expenses	1,449,379	1,296,142
Deferred revenue	(107,100)	-
Net cash provided by operating activities	5,222,567	4,189,245

INVESTING ACTIVITIES
Purchases of fixed assets	(393,398)	412
Purchases of marketable securities	(3,809,610)	(4,983,543)
Cash used in investing activities	(4,203,008)	(4,983,131)

FINANCING ACTIVITIES
Payment of dividends to shareholders	(4,841,010)	(4,835,010)
Cash used in financing activities	(4,841,010)	(4,835,010)

Decrease in cash and cash equivalents	(3,821,451)	(5,628,896)
Cash and cash equivalents at beginning of period	8,199,364	7,534,593

Cash and cash equivalents at end of period	$4,377,913	$1,905,697

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The results of operations for the quarter ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2018.

 NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
     In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. We adopted ASU 2015-11 prospectively in the first quarter of the fiscal year ending March 31, 2018. The adoption did not have a significant impact on our financial statements.

     In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified.We adopted ASU2016-09 prospectively in the first quarter of the fiscal year ending March 31, 2018. The adoption did not have a significant impact on our financial statements.

     Information regarding all other applicable recently issued accounting standards, on which our position have not changed since our latest annual financial statements, are contained in the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

 NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. Stock options totaling 10,000 for the quarter ended June 30, 2016 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock.

     The following table shows the components of diluted shares:

	Quarter Ended June 30
	2017	2016
Weighted average common shares outstanding – basic	4,841,010	4,835,010
Dilutive effect of stock options	5,241	2,085
Shares used in computing net income per share – diluted	4,846,251	4,837,095

 NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of June 30, 2017, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$80,210,820	$26,863,050	$26,147,474	$27,200,296

     As of June 30 and March 31, 2017, our marketable securities were as follows:

	As of June 30, 2017				As of March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$78,889,603	$181,106	$(154,146)	$78,916,563	$75,158,087	$187,001	$(246,935)	$75,098,153
Municipal bonds	1,294,939	-	(682)	1,294,257	1,304,817	-	(214)	1,304,603
Total	$80,184,542	$181,106	$(154,828)	$80,210,820	$76,462,904	$187,001	$(247,149)	$76,402,756

     Thirteen securities were in an unrealized loss position as of June 30, 2017. The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2017:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of June 30, 2017
Corporate bonds	$41,906,105	$(154,146)	$-	$-	$41,906,105	$(154,146)
Municipal bonds	1,294,257	(682)	-	-	1,294,257	(682)
Total	$43,200,362	$(154,828)	$-	$-	$43,200,362	$(154,828)
As of March 31, 2017
Corporate bonds	$32,198,766	$(246,935)	$-	$-	$32,198,766	$(246,935)
Municipal bonds	1,304,603	(214)	-	-	1,304,603	(214)
Total	$33,503,369	$(247,149)	$-	$-	$33,503,369	$(247,149)

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be impaired as of June 30, 2017.

 NOTE 6. INVENTORIES
     Inventories are shown in the following table:

	June 30, 2017	March 31, 2017
Raw materials	$676,703	$786,775
Work in process	1,900,285	1,968,990
Finished goods	671,757	602,533
Total inventories	$3,248,745	$3,358,298

NOTE 7. STOCK-BASED COMPENSATION
      There were no stock-based compensation expenses for the first quarters of fiscal 2018 or 2017.

 NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2017, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2017 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $78,916,563 as of June 30, 2017 and $75,098,153 as of March 31, 2017.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had one Level 2 financial instrument, a municipal debt security, which is classified as available-for-sale. The fair value of the Level 2 marketable security was $1,294,257 as of June 30, 2017 and $1,304,603 as of March 31, 2017. The security was included in “Marketable securities, short term” on the June 30 and March 31, 2017 balance sheets.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended June 30, 2017. The remaining authorization was $4,540,806 as of June 30, 2017. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. SUBSEQUENT EVENTS
     On July 19, 2017 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 31, 2017 to shareholders of record as of the close of business July 31, 2017.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2017.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2017. As of June 30, 2017 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2017 compared to quarter ended June 30, 2016
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2017	2016
Revenue
Product sales	90.5%	87.2%	17.6%
Contract research and development	9.5%	12.8%	(15.4)%
Total revenue	100.0%	100.0%	13.4%
Cost of sales	23.6%	20.7%	29.8%
Gross profit	76.4%	79.3%	9.1%
Expenses
Selling, general, and administrative	5.3%	5.8%	2.4%
Research and development	11.9%	11.3%	19.4%
Total expenses	17.2%	17.1%	13.7%
Income from operations	59.2%	62.2%	7.9%
Interest income	4.7%	6.5%	(17.4)%
Income before taxes	63.9%	68.7%	5.5%
Provision for income taxes	20.6%	22.0%	6.0%
Net income	43.3%	46.7%	5.3%

     Total revenue for the quarter ended June 30, 2017 (the first quarter of fiscal 2018) increased 13% compared to the quarter ended June 30, 2016 (the first quarter of fiscal 2017). The increase was due to an 18% increase in product sales, partially offset by a 15% decrease in contract research and development revenue.

     The increase in product sales from the prior-year quarter was primarily due to new customers. The decrease in contract research and development revenue for the first quarter of fiscal 2018 was due to the completion of certain contracts.

     Gross profit margin decreased to 76% of revenue for the first quarter of fiscal 2018 compared to 79% for the first quarter of fiscal 2017, due to decreased gross profit margins on product sales with a less profitable product sales mix.

     Total expenses increased 14% for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017, due to a 2% increase in selling, general, and administrative expense and a 19% increase in research and development expense. The increase in research and development expense was due to increased new product development activities.

     Interest income for the first quarter of fiscal 2018 decreased 17% due to a decrease in marketable securities and a decrease in the average interest rates on those securities.

     The 5% increase in net income in the first quarter of fiscal 2018 compared to the prior-year quarter was primarily due to increased product sales, partially offset by decreased contract research and development revenue, decreased gross profit margin, increased expenses, and decreased interest income.

Liquidity and capital resources

Overview
     Cash and cash equivalents were $4,377,913 as of June 30, 2017 compared to $8,199,364 as of March 31, 2017. The $3,821,451 decrease in cash and cash equivalents during the quarter ended June 30, 2017 was due to $4,841,010 cash used in financing activities and $4,203,008 cash used in investing activities, partially offset by $5,222,567 in net cash provided by operating activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Accounts payable and accrued expenses increased $1,449,379 primarily due an increase in income taxes payable of $1,476,092 because we had no estimated income tax payments due in the quarter ended June 30, 2017.

Investing Activities
     Cash used in investing activities in the quarter ended June 30, 2017 was due to purchases of $393,398 of fixed assets and $3,809,610 of marketable securities.

Financing Activities
     Cash used in financing activities in the first quarter of fiscal 2018 was due to a $4,841,010 cash dividend paid to shareholders. In addition to dividend paid in the first quarter of fiscal 2018, on July 19, 2017 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,841,010 based on shares outstanding as of July 14, 2017, to be paid August 31, 2017. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of June 30, 2017 had remaining maturities between six and 238 weeks. Marketable securities had a market value of $80,210,820 as of June 30, 2017, representing approximately 86% of our total assets. We have not used derivative financial instruments in our investment portfolio.

 Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended June 30, 2017, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

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
NVE CORPORATION
(Registrant)

July 19, 2017	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 19, 2017	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer