Form 10-Q
period 2017-09-30
NVE CORP /NEW/
filed 2017-10-18
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2017
or
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
Common Stock, $0.01 Par Value – 4,841,010 shares outstanding as of October 13, 2017

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2017 and 2016

          Statements of Comprehensive Income for the Quarters Ended September 30, 2017 and 2016

          Statements of Income for the Six Months Ended September 30, 2017 and 2016

          Statements of Comprehensive Income for the Six Months Ended September 30, 2017 and 2016

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) September 30, 2017	March 31, 2017*
ASSETS
Current assets
Cash and cash equivalents	$5,108,313	$8,199,364
Marketable securities, short-term	16,921,738	19,591,833
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,659,618	3,436,802
Inventories	3,504,478	3,358,298
Prepaid expenses and other assets	523,190	607,283
Total current assets	28,717,337	35,193,580
Fixed assets
Machinery and equipment	9,447,726	9,007,455
Leasehold improvements	1,730,525	1,644,419
	11,178,251	10,651,874
Less accumulated depreciation and amortization	9,555,119	9,238,626
Net fixed assets	1,623,132	1,413,248
Long-term deferred tax assets	432,106	357,055
Marketable securities, long-term	59,622,760	56,810,923
Total assets	$90,395,335	$93,774,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$249,697	$376,275
Accrued payroll and other	580,838	576,313
Deferred revenue	-	142,733
Total current liabilities	830,535	1,095,321

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,841,010 issued and outstanding as of September 30, 2017 and March 31, 2017	48,410	48,410
Additional paid-in capital	19,548,268	19,507,348
Accumulated other comprehensive income (loss)	29,467	(38,298)
Retained earnings	69,938,655	73,162,025
Total shareholders’ equity	89,564,800	92,679,485
Total liabilities and shareholders’ equity	$90,395,335	$93,774,806

*The March 31, 2017 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2017	2016
Revenue
Product sales	$6,387,080	$6,814,384
Contract research and development	609,154	488,155
Total revenue	6,996,234	7,302,539
Cost of sales	1,353,169	1,740,814
Gross profit	5,643,065	5,561,725
Expenses
Selling, general, and administrative	348,363	343,688
Research and development	1,030,504	768,188
Total expenses	1,378,867	1,111,876
Income from operations	4,264,198	4,449,849
Interest income	387,860	430,983
Income before taxes	4,652,058	4,880,832
Provision for income taxes	1,491,023	1,575,635
Net income	$3,161,035	$3,305,197
Net income per share – basic	$0.65	$0.68
Net income per share – diluted	$0.65	$0.68
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,841,010	4,835,564
Diluted	4,845,632	4,837,819

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Sept. 30
	2017	2016
Net income	$3,161,035	$3,305,197
Unrealized gain (loss) from marketable securities, net of tax	12,738	(240,809)
Comprehensive income	$3,173,773	$3,064,388

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2017	2016
Revenue
Product sales	$13,269,753	$12,665,598
Contract research and development	1,334,147	1,344,713
Total revenue	14,603,900	14,010,311
Cost of sales	3,151,535	3,125,992
Gross profit	11,452,365	10,884,319
Expenses
Selling, general, and administrative	747,724	733,603
Research and development	1,936,229	1,526,556
Total expenses	2,683,953	2,260,159
Income from operations	8,768,412	8,624,160
Interest income	749,638	868,717
Income before taxes	9,518,050	9,492,877
Provision for income taxes	3,059,400	3,055,135
Net income	$6,458,650	$6,437,742
Net income per share – basic	$1.33	$1.33
Net income per share – diluted	$1.33	$1.33
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,841,010	4,835,289
Diluted	4,845,907	4,837,293

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2017	2016
Net income	$6,458,650	$6,437,742
Unrealized gain (loss) from marketable securities, net of tax	67,765	(15,206)
Comprehensive income	$6,526,415	$6,422,536

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended Sept. 30
2017		2016
OPERATING ACTIVITIES
Net income	$6,458,650	$6,437,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480,143	392,546
Stock-based compensation	40,920	22,000
Excess tax deficiencies	-	1,369
Deferred income taxes	(113,718)	(64,915)
Changes in operating assets and liabilities:
Accounts receivable	777,184	(1,124,084)
Inventories	(146,180)	296,352
Prepaid expenses and other assets	84,093	36,736
Accounts payable and accrued expenses	(122,053)	(674)
Deferred revenue	(142,733)	(330,928)
Net cash provided by operating activities	7,316,306	5,666,144

INVESTING ACTIVITIES
Purchases of fixed assets	(526,377)	(153,096)
Purchases of marketable securities	(12,138,960)	(6,928,028)
Proceeds from maturities and sales of marketable securities	11,940,000	9,200,000
Net cash (used in) provided by investing activities	(725,337)	2,118,876

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	42,449
Excess tax deficiencies	-	(1,369)
Payment of dividends to shareholders	(9,682,020)	(9,670,020)
Net cash used in financing activities	(9,682,020)	(9,628,940)

Decrease in cash and cash equivalents	(3,091,051)	(1,843,920)
Cash and cash equivalents at beginning of period	8,199,364	7,534,593

Cash and cash equivalents at end of period	$5,108,313	$5,690,673

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,975,019	$3,045,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The results of operations for the quarter or six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2018.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
Accounting Pronouncements Recently Adopted
     In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. We adopted ASU 2015-11 prospectively in the first quarter of the current fiscal year, and the adoption has not had a significant impact on our financial statements.

     In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation, which simplifies the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company’s payments for tax withholdings should be classified. We adopted ASU 2016-09 prospectively in the first quarter of the fiscal year ending March 31, 2018. The adoption did not have a significant impact on our financial statements.

Future Accounting Pronouncements
     In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, which will be fiscal 2019 for us. We plan to adopt the guidance retrospectively with any effect of initially applying the guidance recognized at the date of initial application. Based on an evaluation, we do not expect there to be a material impact on our financial statements, because we do not expect to change the manner or timing of recognizing revenue. We have evaluated each of our revenue sources, product sales and contract research and development. We recognize revenue on product sales to customers and distributors when we satisfy our performance obligations as the products are shipped. We recognize contract research and development revenue from firm-fixed-price contracts either pro-rata as work progresses or as performance obligations are met. We recognize contract research and development revenue from cost-plus-fixed-fee contracts pro-rata as work progresses. We are still in the process of identifying performance obligations for contracts that are currently recognized using the milestone method of revenue recognition under Accounting Standards Codification 605, and the related potential allocation of pricing and timing of revenue recognition for such performance obligation(s). We are still in process of evaluating the impact of the guidance on our internal control over financial reporting. The guidance will also require additional disclosures and we are currently evaluating the impact of these new disclosure requirements.

     Information regarding all other applicable recently issued accounting standards, on which our position have not changed since our latest annual financial statements, are contained in the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. Stock options totaling 4,000 for the quarter ended September 30, 2017 and 6,000 for the quarter and 14,000 for the six months ended September 30, 2016 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock.

     The following tables show the components of diluted shares:

	Quarter Ended Sept. 30
	2017	2016
Weighted average common shares outstanding – basic	4,841,010	4,835,564
Dilutive effect of stock options	4,622	2,255
Shares used in computing net income per share – diluted	4,845,632	4,837,819

	Six Months Ended Sept. 30
	2017	2016
Weighted average common shares outstanding – basic	4,841,010	4,835,289
Dilutive effect of stock options	4,897	2,004
Shares used in computing net income per share – diluted	4,845,907	4,837,293

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of September 30, 2017, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$76,544,498	$16,921,738	$24,122,782	$35,499,978

     As of September 30 and March 31, 2017, our marketable securities were as follows:

	As of September 30, 2017				As of March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$76,498,214	$197,573	$(151,289)	$76,544,498	$75,158,087	$187,001	$(246,935)	$75,098,153
Municipal bonds	-	-	-	-	1,304,817	-	(214)	1,304,603
Total	$76,498,214	$197,573	$(151,289)	$76,544,498	$76,462,904	$187,001	$(247,149)	$76,402,756

     Nine securities were in unrealized loss positions as of September 30, 2017. The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2017:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of September 30, 2017
Corporate bonds	$22,385,041	$(113,584)	$7,611,641	$(37,705)	$29,996,682	$(151,289)
Municipal bonds	-	-	-	-	-	-
Total	$22,385,041	$(113,584)	$7,611,641	$(37,705)	$29,996,682	$(151,289)
As of March 31, 2017
Corporate bonds	$32,198,766	$(246,935)	$-	$-	$32,198,766	$(246,935)
Municipal bonds	1,304,603	(214)	-	-	1,304,603	(214)
Total	$33,503,369	$(247,149)	$-	$-	$33,503,369	$(247,149)

     Three bonds, with a total fair market value of $7,611,641, had been in continuous unrealized loss positions for 12 months or greater. For these securities, we also considered the severity of unrealized losses, which were less than 1% of adjusted cost for each security.

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be impaired as of September 30, 2017.

NOTE 6. INVENTORIES
     Inventories are shown in the following table:

	September 30, 2017	March 31, 2017
Raw materials	$790,901	$786,775
Work in process	2,007,545	1,968,990
Finished goods	706,032	602,533
Total inventories	$3,504,478	$3,358,298

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $40,920 for the second quarter and first six months of fiscal 2018, and $22,000 for the second quarter and first six months of fiscal 2017. Stock-based compensation expenses for the quarters and six months ended September 30, 2017 and 2016 were due to the automatic issuance to our non-employee directors of options to purchase 1,000 shares of stock on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model. The increase in stock-based compensation expense for fiscal 2018 compared to fiscal 2017 was due to an increase in the model valuation for the same number of options to purchase shares.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2017, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2017 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” All of our marketable securities were Level 1 as of September 30, 2017. The fair value of these securities was $76,544,498 as of September 30, 2017 and $75,098,153 as of March 31, 2017.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had no Level 2 financial instruments as of September 30, 2017. We had one Level 2 instrument, a municipal debt security with a fair value of $1,304,603, as of March 31, 2017. This security was classified as available-for-sale and included in “Marketable securities, short term” on the March 31, 2017 balance sheet.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended September 30, 2017. The remaining authorization was $4,540,806 as of September 30, 2017. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. SUBSEQUENT EVENTS
     On October 18, 2017 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 30, 2017 to shareholders of record as of the close of business October 30, 2017.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2017. As of September 30, 2017 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2017 compared to quarter ended September 30, 2016
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2017	2016
Revenue
Product sales	91.3%	93.3%	(6.3)%
Contract research and development	8.7%	6.7%	24.8%
Total revenue	100.0%	100.0%	(4.2)%
Cost of sales	19.3%	23.8%	(22.3)%
Gross profit	80.7%	76.2%	1.5%
Expenses
Selling, general, and administrative	5.0%	4.7%	1.4%
Research and development	14.8%	10.6%	34.1%
Total expenses	19.8%	15.3%	24.0%
Income from operations	60.9%	60.9%	(4.2)%
Interest income	5.6%	5.9%	(10.0)%
Income before taxes	66.5%	66.8%	(4.7)%
Provision for income taxes	21.3%	21.5%	(5.4)%
Net income	45.2%	45.3%	(4.4)%

     Total revenue for the quarter ended September 30, 2017 (the second quarter of fiscal 2018) decreased 4% compared to the quarter ended September 30, 2016 (the second quarter of fiscal 2017). The decrease was due to a 6% decrease in product sales, partially offset by a 25% increase in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was primarily due to decreased purchases by existing customers. The increase in contract research and development revenue for the second quarter of fiscal 2018 was due to new contracts.

     Gross profit margin increased to 81% of revenue for the second quarter of fiscal 2018 compared to 76% for the second quarter of fiscal 2017, due to increased gross profit margins on both product sales and contract research and development.

     Total expenses increased 24% for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017, due to a 1% increase in selling, general, and administrative expense and a 34% increase in research and development expense. The increase in research and development expense was due to increased new product development activities.

     Interest income for the second quarter of fiscal 2018 decreased 10% due to a decrease in marketable securities and a decrease in the average interest rates on those securities.

     The 4% decrease in net income in the second quarter of fiscal 2018 compared to the prior-year quarter was primarily due to decreased product sales, increased research and development expense, and decreased interest income, partially offset by increased contract research and development revenue and increased gross profit margin.

Six months ended September 30, 2017 compared to six months ended September 30, 2016
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2017	2016
Revenue
Product sales	90.9%	90.4%	4.8%
Contract research and development	9.1%	9.6%	(0.8)%
Total revenue	100.0%	100.0%	4.2%
Cost of sales	21.6%	22.3%	0.8%
Gross profit	78.4%	77.7%	5.2%
Expenses
Selling, general, and administrative	5.1%	5.2%	1.9%
Research and development	13.3%	10.9%	26.8%
Total expenses	18.4%	16.1%	18.8%
Income from operations	60.0%	61.6%	1.7%
Interest income	5.2%	6.2%	(13.7)%
Income before taxes	65.2%	67.8%	0.3%
Provision for income taxes	21.0%	21.8%	0.1%
Net income	44.2%	46.0%	0.3%

     Total revenue for the six months ended September 30, 2017 increased 4% compared to the six months ended September 30, 2016. The increase was primarily due to a 5% increase in product sales.

     The increase in product sales from the prior-year period was due to increased purchase volumes by existing customers and new customers.

     Total expenses increased 19% for the first six months of fiscal 2018 compared to the first six months of fiscal 2017, due to a 2% increase in selling, general, and administrative expense and a 27% increase in research and development expense. The increase in research and development expense was due to increased new product development activities.

     Interest income for the first six months of fiscal 2018 decreased 14% due to a decrease in marketable securities and a decrease in the average interest rates on those securities.

     Net income in the first six months of fiscal 2018 was approximately the same as the prior-year period, primarily because increased product sales were approximately offset by increased expenses and decreased interest income.

Liquidity and capital resources

Overview
     Cash and cash equivalents were $5,108,313 as of September 30, 2017 compared to $8,199,364 as of March 31, 2017. The $3,091,051 decrease in cash and cash equivalents during the six months ended September 30, 2017 was due to $9,682,020 cash used in financing activities for dividends, $725,337 cash used in investing activities, partially offset by $7,316,306 in net cash provided by operating activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Accounts receivable as of September 30, 2017 decreased $777,184 compared to March 31, 2017, primarily due to the timing of sales to and payments from certain customers.

Investing Activities
     Cash used in investing activities in the six months ended September 30, 2017 was due to $12,138,960 in purchases of marketable securities and $526,377 in purchases of fixed assets, partially offset by $11,940,000 of marketable security maturities.

Financing Activities
     Cash used in financing activities in the first six months of fiscal 2018 was due to $9,682,020 of cash dividends paid to shareholders. In addition to dividends paid in the first six months of fiscal 2018, on October 18, 2017 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,841,010 based on shares outstanding as of October 13, 2017, to be paid November 30, 2017. We plan to fund dividends through cash provided by operating activities and proceeds from maturities and sales of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of September 30, 2017 had remaining maturities between one and 247 weeks. Marketable securities had a market value of $76,544,498 as of September 30, 2017, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

 Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended September 30, 2017, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NVE CORPORATION
(Registrant)

October 18, 2017	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 18, 2017	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer