Form 10-Q
period 2017-12-31
NVE CORP /NEW/
filed 2018-01-17
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2017
or
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
Common Stock, $0.01 Par Value – 4,842,010 shares outstanding as of January 12, 2018

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2017 and 2016

          Statements of Comprehensive Income for the Quarters Ended December 31, 2017 and 2016

          Statements of Income for the Nine Months Ended December 31, 2017 and 2016

          Statements of Comprehensive Income for the Nine Months Ended December 31, 2017 and 2016

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) December 31, 2017	March 31, 2017*
ASSETS
Current assets
Cash and cash equivalents	$4,728,352	$8,199,364
Marketable securities, short-term	18,808,203	19,591,833
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,165,866	3,436,802
Inventories	3,596,326	3,358,298
Prepaid expenses and other assets	967,958	607,283
Total current assets	30,266,705	35,193,580
Fixed assets
Machinery and equipment	9,504,983	9,007,455
Leasehold improvements	1,751,646	1,644,419
	11,256,629	10,651,874
Less accumulated depreciation and amortization	9,742,050	9,238,626
Net fixed assets	1,514,579	1,413,248
Long-term deferred tax assets	333,023	357,055
Marketable securities, long-term	56,729,730	56,810,923
Total assets	$88,844,037	$93,774,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$258,869	$376,275
Accrued payroll and other	534,194	576,313
Deferred revenue	-	142,733
Total current liabilities	793,063	1,095,321

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,842,010 issued and outstanding as of December 31, 2017 and 4,841,010 issued and outstanding as of March 31, 2017	48,420	48,410
Additional paid-in capital	19,599,298	19,507,348
Accumulated other comprehensive loss	(265,991)	(38,298)
Retained earnings	68,669,247	73,162,025
Total shareholders’ equity	88,050,974	92,679,485
Total liabilities and shareholders’ equity	$88,844,037	$93,774,806

*The March 31, 2017 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2017	2016
Revenue
Product sales	$6,448,831	$7,116,931
Contract research and development	911,958	345,748
Total revenue	7,360,789	7,462,679
Cost of sales	1,657,700	1,502,848
Gross profit	5,703,089	5,959,831
Expenses
Selling, general, and administrative	313,033	384,322
Research and development	852,739	826,816
Total expenses	1,165,772	1,211,138
Income from operations	4,537,317	4,748,693
Interest income	404,665	395,207
Income before taxes	4,941,982	5,143,900
Provision for income taxes	1,370,380	1,660,156
Net income	$3,571,602	$3,483,744
Net income per share – basic	$0.74	$0.72
Net income per share – diluted	$0.74	$0.72
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,841,369	4,836,336
Diluted	4,847,290	4,839,777

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Dec. 31
	2017	2016
Net income	$3,571,602	$3,483,744
Unrealized loss from marketable securities, net of tax	(295,458)	(571,862)
Comprehensive income	$3,276,144	$2,911,882

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2017	2016
Revenue
Product sales	$19,718,584	$19,782,529
Contract research and development	2,246,105	1,690,461
Total revenue	21,964,689	21,472,990
Cost of sales	4,809,235	4,628,840
Gross profit	17,155,454	16,844,150
Expenses
Selling, general, and administrative	1,060,757	1,117,925
Research and development	2,788,968	2,353,372
Total expenses	3,849,725	3,471,297
Income from operations	13,305,729	13,372,853
Interest income	1,154,303	1,263,924
Income before taxes	14,460,032	14,636,777
Provision for income taxes	4,429,780	4,715,291
Net income	$10,030,252	$9,921,486
Net income per share – basic	$2.07	$2.05
Net income per share – diluted	$2.07	$2.05
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,841,130	4,835,639
Diluted	4,846,036	4,837,815

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2017	2016
Net income	$10,030,252	$9,921,486
Unrealized loss from marketable securities, net of tax	(227,693)	(587,068)
Comprehensive income	$9,802,559	$9,334,418

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended Dec. 31
2017		2016
OPERATING ACTIVITIES
Net income	$10,030,252	$9,921,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	726,842	868,218
Stock-based compensation	40,920	22,000
Excess tax deficiencies	-	293
Deferred income taxes	153,954	(61,076)
Changes in operating assets and liabilities:
Accounts receivable	1,270,936	782,427
Inventories	(238,028)	42,755
Prepaid expenses and other assets	(360,675)	(16,909)
Accounts payable and accrued expenses	(159,525)	162,906
Deferred revenue	(142,733)	(714,805)
Net cash provided by operating activities	11,321,943	11,007,295

INVESTING ACTIVITIES
Purchases of fixed assets	(604,755)	(200,447)
Purchases of marketable securities	(16,256,210)	(11,528,240)
Proceeds from maturities of marketable securities	16,540,000	11,400,000
Net cash used in investing activities	(320,965)	(328,687)

FINANCING ACTIVITIES
Proceeds from sale of common stock	51,040	92,310
Excess tax (deficiencies)	-	(293)
Payment of dividends to shareholders	(14,523,030)	(14,506,030)
Net cash used in financing activities	(14,471,990)	(14,414,013)

Decrease in cash and cash equivalents	(3,471,012)	(3,735,405)
Cash and cash equivalents at beginning of period	8,199,364	7,534,593

Cash and cash equivalents at end of period	$4,728,352	$3,799,188

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,615,019	$4,720,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. INTERIM FINANCIAL INFORMATION
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The results of operations for the quarter or nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2018.

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

Future Accounting Pronouncements
     In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, which will be fiscal 2019 for us. We plan to adopt the guidance retrospectively with any effect of initially applying the guidance recognized at the date of initial application. Under this approach, we would not restate prior financial statements presented. Based on an evaluation, we do not expect there to be a material impact on our financial statements, because we do not expect to change the manner or timing of recognizing revenue. We have evaluated each of our revenue streams, product sales and contract research and development. We recognize revenue on product sales to customers and distributors when we satisfy our performance obligations as the products are shipped. We recognize contract research and development revenue pro-rata as work progresses using costs incurred relative to the total expected costs as the measurement basis for progress toward completion. We are currently evaluating the impact of new disclosure requirements required under the guidance.

     Information regarding all other applicable recently issued accounting standards, on which our position have not changed since our latest annual financial statements, are contained in the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2017.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. Stock options totaling 4,000 for the quarter and 6,000 for the nine months ended December 31, 2016 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock. The following tables show the components of diluted shares:
	Quarter Ended Dec. 31
	2017	2016
Weighted average common shares outstanding – basic	4,841,369	4,836,336
Dilutive effect of stock options	5,921	3,441
Shares used in computing net income per share – diluted	4,847,290	4,839,777

	Nine Months Ended Dec. 31
	2017	2016
Weighted average common shares outstanding – basic	4,841,130	4,835,639
Dilutive effect of stock options	4,906	2,176
Shares used in computing net income per share – diluted	4,846,036	4,837,815

NOTE 5. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of December 31, 2017, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$75,537,933	$18,808,203	$29,512,416	$27,217,314

     As of December 31 and March 31, 2017, our marketable securities were as follows:

	As of December 31, 2017				As of March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$75,955,697	$27,442	$(445,206)	$75,537,933	$75,158,087	$187,001	$(246,935)	$75,098,153
Municipal bonds	-	-	-	-	1,304,817	-	(214)	1,304,603
Total	$75,955,697	$27,442	$(445,206)	$75,537,933	$76,462,904	$187,001	$(247,149)	$76,402,756

     Fifteen securities were in unrealized loss positions as of December 31, 2017. The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2017:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
As of December 31, 2017
Corporate bonds	$44,282,521	$(325,912)	$9,224,878	$(119,294)	$53,507,399	$(445,206)
Municipal bonds	-	-	-	-	-	-
Total	$44,282,521	$(325,912)	$9,224,878	$(119,294)	$53,507,399	$(445,206)
As of March 31, 2017
Corporate bonds	$32,198,766	$(246,935)	$-	$-	$32,198,766	$(246,935)
Municipal bonds	1,304,603	(214)	-	-	1,304,603	(214)
Total	$33,503,369	$(247,149)	$-	$-	$33,503,369	$(247,149)

     Three bonds, with a total fair market value of $9,224,878, had been in continuous unrealized loss positions for 12 months or greater as of December 31, 2017. For these securities, we also considered the severity of unrealized losses, which were less than 2% of adjusted cost for each security.

     Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be impaired as of December 31, 2017.

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	December 31, 2017	March 31, 2017
Raw materials	$1,044,845	$786,775
Work in process	1,710,799	1,968,990
Finished goods	840,682	602,533
Total inventories	$3,596,326	$3,358,298

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $40,920 for the first nine months of fiscal 2018 and $22,000 for the first nine months of fiscal 2017. The stock-based compensation expenses were due to the automatic issuance to our non-employee directors of options to purchase 1,000 shares of stock on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model. The increase in stock-based compensation expense for fiscal 2018 compared to fiscal 2017 was due to an increase in the model valuation for the same number of options to purchase shares.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) was enacted December 22, 2017. The Tax Reform Act reduced certain Federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Effective tax rates for the quarter and nine months ended December 31, 2017 are blended rates reflecting the estimated benefit of one quarter of Federal tax rate reductions for fiscal 2018. These benefits were partially offset by a one-time $206,693 unfavorable impact of a revaluation of our deferred tax assets that increased income tax provisions for the quarter and nine months ended December 31, 2017 and reduced long-term deferred tax assets as of December 31, 2017. As a result of the Tax Reform Act, our estimated tax rate decreased from 32% to 29% for fiscal 2018.

     We had no unrecognized tax benefits as of December 31, 2017, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” All of our marketable securities were Level 1 as of December 31, 2017. The fair value of these securities was $75,537,933 as of December 31, 2017 and $75,098,153 as of March 31, 2017.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. We had no Level 2 financial instruments as of December 31, 2017. We had one Level 2 instrument, a municipal debt security with a fair value of $1,304,603, as of March 31, 2017. This security was classified as available-for-sale and included in “Marketable securities, short term” on the March 31, 2017 balance sheet.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

 NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended December 31, 2017. The remaining authorization was $4,540,806 as of December 31, 2017. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. SUBSEQUENT EVENTS
     On January 17, 2018 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 28, 2018 to shareholders of record as of the close of business January 29, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to uncertainties related to the economic environments in the industries we serve, uncertainties related to future contract research and development revenue, uncertainties related to future stock repurchases and dividend payments, uncertainties related to the future impact of Federal tax reform, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2017, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2017. As of December 31, 2017 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2017 compared to quarter ended December 31, 2016
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2017	2016
Revenue
Product sales	87.6%	95.4%	(9.4)%
Contract research and development	12.4%	4.6%	163.8%
Total revenue	100.0%	100.0%	(1.4)%
Cost of sales	22.5%	20.1%	10.3%
Gross profit	77.5%	79.9%	(4.3)%
Expenses
Selling, general, and administrative	4.3%	5.2%	(18.5)%
Research and development	11.6%	11.1%	3.1%
Total expenses	15.9%	16.3%	(3.7)%
Income from operations	61.6%	63.6%	(4.5)%
Interest income	5.5%	5.3%	2.4%
Income before taxes	67.1%	68.9%	(3.9)%
Provision for income taxes	18.6%	22.2%	(17.5)%
Net income	48.5%	46.7%	2.5%

     Total revenue for the quarter ended December 31, 2017 (the third quarter of fiscal 2018) decreased 1% compared to the quarter ended December 31, 2016 (the third quarter of fiscal 2017). The decrease was due to a 9% decrease in product sales, partially offset by a 164% increase in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was primarily due to decreased purchases by existing customers. The increase in contract research and development revenue for the third quarter of fiscal 2018 was due to new contracts.

     Gross profit margin decreased to 77% of revenue for the third quarter of fiscal 2018 compared to 80% for the third quarter of fiscal 2017 due to a less profitable revenue mix.

     Total expenses decreased 4% for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017, due to a 19% decrease in selling, general, and administrative expense, partially offset by a 3% increase in research and development expense. The decrease in selling, general, and administrative expense was due to decreased performance-based compensation and decreased legal expenses. The increase in research and development expense was due to increased new product development activities.

     Interest income for the third quarter of fiscal 2018 increased 2% due to an increase in the average interest rates on our marketable securities, partially offset by a decrease in our securities.

     Our effective tax rate was 27.7% of net income before taxes for the quarter, compared to 32.3% in the prior-year quarter. The decrease was due to the blended effect of a decrease in the Federal tax rate with the enactment of the Tax Reform Act, partially offset by a $206,693 one-time increase in our provision for income taxes from the effect of the new rate on our deferred tax assets. Although we have not yet fully assessed the impact of the Tax Reform Act on our future taxes or net income, we currently expect our effective tax rate to be approximately 29% for the quarter ending March 31, 2018. See Note 8 to the financial statements for more information on income taxes.

     The 3% increase in net income in the third quarter of fiscal 2018 compared to the prior-year quarter was primarily due to increased contract research and development revenue, decreased selling, general, and administrative expense, and a decrease in the provision for income taxes, partially offset by decreased product sales, decreased gross profit margin, and increased research and development expense.

Nine months ended December 31, 2017 compared to nine months ended December 31, 2016
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2017	2016
Revenue
Product sales	89.8%	92.1%	(0.3)%
Contract research and development	10.2%	7.9%	32.9%
Total revenue	100.0%	100.0%	2.3%
Cost of sales	21.9%	21.6%	3.9%
Gross profit	78.1%	78.4%	1.8%
Expenses
Selling, general, and administrative	4.8%	5.2%	(5.1)%
Research and development	12.7%	10.9%	18.5%
Total expenses	17.5%	16.1%	10.9%
Income from operations	60.6%	62.3%	(0.5)%
Interest income	5.2%	5.9%	(8.7)%
Income before taxes	65.8%	68.2%	(1.2)%
Provision for income taxes	20.1%	22.0%	(6.1)%
Net income	45.7%	46.2%	1.1%

     Total revenue for the nine months ended December 31, 2017 increased 2% compared to the nine months ended December 31, 2016. The increase was due to a 33% increase in contract research and development revenue. The increase in contract research and development revenue from the prior-year period was due to new contracts.

     Total expenses increased 11% for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017, due to a 19% increase in research and development expense, partially offset by a 5% decrease in selling, general, and administrative expense. The decrease in selling, general, and administrative expense was primarily due to decreased sales commissions. The increase in research and development expense was due to increased new product development activities.

     Interest income for the first nine months of fiscal 2018 decreased 9% due to a decrease in marketable securities.

     Our effective tax rate was 30.6% of net income before taxes for the first nine months of fiscal 2018, compared to 32.2% in the prior-year period. The decreased rate was due to a decrease in the Federal tax rate with the enactment of the Tax Reform Act, partially offset by a $206,693 one-time increase in our provision for income taxes from the effect of the new rate on our deferred tax assets. Although we have not yet fully assessed the impact of the Tax Reform Act on our future taxes or net income, we currently expect our effective tax rate to decrease to approximately 29% for the full fiscal year ending March 31, 2018, and to approximately 22% for the fiscal year ending March 31, 2019. The lower Federal tax rate is effective for one quarter of fiscal 2018 and all of fiscal 2019. See Note 8 to the financial statements for more information on income taxes.

     The 1% increase in net income in the first nine months of fiscal 2018 compared to the prior-year period was primarily due to increased contract research and development revenue and a decrease in the provision for income taxes, partially offset by increased research and development expense and decreased interest income.

Liquidity and capital resources

Overview
     Cash and cash equivalents were $4,728,352 as of December 31, 2017 compared to $8,199,364 as of March 31, 2017. The $3,471,012 decrease in cash and cash equivalents during the nine months ended December 31, 2017 was due to $14,471,990 cash used in financing activities and $320,965 cash used in investing activities, partially offset by $11,321,943 in net cash provided by operating activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Operating Activities
     Accounts receivable as of December 31, 2017 decreased $1,270,936 compared to March 31, 2017, primarily due to the timing of sales to and payments from certain customers.

Investing Activities
     Cash used in investing activities in the nine months ended December 31, 2017 was due to $16,256,210 in purchases of marketable securities and $604,755 in purchases of fixed assets, partially offset by $16,540,000 of marketable security maturities.

Financing Activities
     Cash used in financing activities in the first nine months of fiscal 2018 was primarily due to $14,523,030 of cash dividends paid to shareholders. In addition to dividends paid in the first nine months of fiscal 2018, on January 17, 2018 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,842,010 based on shares outstanding as of January 12, 2018, to be paid February 28, 2018. We plan to fund dividends through cash provided by operating activities and proceeds from maturities and sales of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of December 31, 2017 had remaining maturities between 12 days and 56 months. Marketable securities had a market value of $75,537,933 as of December 31, 2017, representing approximately 85% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended December 31, 2017, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, except the following risk factor is added:

The impacts of the Tax Reform Act could be materially different from our current estimates.
     The Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) was enacted December 22, 2017. The Tax Reform Act reduced Federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. We expect the new law to significantly reduce our tax rate in future periods, and we expect our fourth-quarter tax provision to reflect the benefit of a Federal tax rate reduction. Our estimated impacts of the new law are based on our current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results in the fourth quarter of fiscal 2018 and our further analysis of the Act.

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
NVE CORPORATION
(Registrant)

January 17, 2018	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 17, 2018	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer