Form 10-K
period 2018-03-31
NVE CORP /NEW/
filed 2018-05-02
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 29, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $214 million.

      The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 27, 2018 was 4,842,010.

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of our Proxy Statement for our 2018 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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
Market Information and Dividends
Shareholders
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
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations of these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to the economic environments in the industries we serve, uncertainties related to future contract research and development revenue, uncertainties related to the impact of Federal tax reform, uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

Our Strategy
     Our vision is to become the leading developer of practical spintronics technology and devices. Our spintronic technology provides eyes, nerves, and brains for electronic systems, breathing life and intelligence into inanimate objects. Our unique products support global trends of smart, small, low-power end nodes for the “Internet of Things.” We plan to monetize our technology by selling the products described below and licensing our MRAM technology. To grow product sales, we plan to broaden our sensor and coupler product lines, and longer term to target larger markets such as automotive electronics.

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

Standard sensors
     Our standard, or catalog, sensors are generally used to detect the presence of a magnetic or metallic material to determine position or speed. We believe our spintronic sensors are smaller, more precise, more reliable, and lower power than competing devices. Our major market for standard sensors is the Industrial Internet of Things (IIoT) for factory automation.

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

     We have five lines of coupler products: cost-effective IL500-Series couplers; IL600-Series passive-input couplers; IL700/IL200-Series high-speed couplers; IL4/IL3-Series isolated network couplers; and IL800-Series top-of-the-line couplers. Our major coupler market is the Industrial Internet of Things (IIoT) for factory automation.

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

New Product Status
     In the past year we began marketing a number of new products, including:
•	smaller sensors and couplers;
•	low-power sensors and couplers;
•	new angle sensor models for energy and resource management; and
•	new antitamper sensors.

     Long-term product development programs in fiscal 2018 included:
•	biosensors for food safety and medical diagnostics;
•	“smart sensor” interfaces for connection to the “Internet of Things”; and
•	sensors for antitamper and security applications.

Our Competition
Industrial Sensor Competition
     Several other companies either make or may have the capability to make GMR or TMR sensors. Also, several competitors make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive or power-efficient as our GMR or TMR sensors.

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

Intellectual Property
Patents
     As of March 31, 2018 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

     Certain of our patents cover inventions we believe may be necessary for successful high-density, high-performance MRAMs. We believe U.S. patents 6,538,921 titled “Circuit selection of magnetic memory cells and related cell structures,” and 6,744,086 titled “Current switched magnetoresistive memory cell” are particularly important. The 6,744,086 patent has been reissued as RE 44,878 and expires May 15, 2022. The 6,538,921 patent expires August 14, 2021.

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

Dependence on Major Customers
     We rely on several large customers for a significant percentage of our revenue, including Abbott Laboratories, Sonova AG, certain other medical device manufacturers, and certain distributors. The loss of one or more of these customers could have a material adverse effect on us.

Firm Backlog
     As of March 31, 2018 we had $527,118 of contract research and development backlog we believed to be firm, compared to $886,156 as of March 31, 2017. We expect the firm backlog as of March 31, 2018 to be filled in fiscal 2019. Certain contracts have performance requirements and milestones, and there can be no assurance that backlog will result in future revenue. Our product sales are made primarily under standard purchase orders, which are generally cancellable. Therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

Research and Development Activities
     Over the past three fiscal years our research and development activities have included development of new sensors, couplers, and memories, as well as related underlying technologies. We spent $3,573,129 for fiscal 2018, $3,003,656 for fiscal 2017, and $2,691,303 for fiscal 2016 in company-sponsored research and development activities. Additionally, we spent $1,265,463 for fiscal 2018, $1,830,857 for fiscal 2017, and $2,762,406 for fiscal 2016 on customer-sponsored research and development contract activities. These research and development contracts were with various agencies of the U.S. Government as well as non-government entities.

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

Number of Employees
     We had 45 employees as of March 31, 2018. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

Financial Information About Geographic Areas
     Foreign sales accounted for approximately 50% of our revenue in fiscal 2018. More information about geographic areas is contained in “Note 8 – Concentrations” to the Financial Statements included in this report.

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
     We rely on several large customers for a significant percentage of our revenue. These large customers include Abbott Laboratories, Sonova AG, certain other medical device manufacturers, and certain distributors. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled. Any decreases in purchase quantities or purchase prices, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

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
     We have agreements with certain customers, including a Supply Agreement, as amended, with Sonova AG, which expires March 1, 2020, and a Supplier Partnering Agreement, as amended, with Abbott Laboratories expires January 1, 2021. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss these customers could have a significant adverse impact on our revenue and our profitability.

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
     Foreign sales were approximately 50% of our revenue for fiscal 2018, and we expect foreign sales to continue to represent a significant portion of our revenue. Furthermore, we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, cyclones and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

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
     As of March 31, 2018, we held $73,603,967 in short-term and long-term marketable securities, representing approximately 84% of our total assets. A number of the securities we hold have been downgraded by Moody’s or Standard and Poor’s indicating a possible increase in default risk. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increases in default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Defaults, default risks, or changes in market conditions could cause us to incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows, and our ability to pay dividends.

The impacts of the Tax Reform Act could be materially different from our current estimates.
     The Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) was enacted December 22, 2017. The Tax Reform Act reduced Federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. We expect the law to significantly reduce our effective tax rate, but our expectations are based on our current knowledge and assumptions, and recognized impacts could be materially different from current estimates based on our actual results and further analysis of the Act.

Our business could be negatively impacted by cyber security events or information technology disruptions.
     We face various cyber security threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, and denial-of-service attacks. Additionally, there is a risk of disruptions due to failures of our information technology infrastructure or service provider outages. We maintain policies and procedures for the mitigation of information technology risks, and we maintain data backups, backup hardware, and some redundant systems. We have experienced cyber security events and disruptions such as viruses, ransomware, hacker attacks, and limited server, Website, and e-mail outages. Although these events did not materially impact our business, future events could disrupt our operations, harm our reputation, expose us to liability, compromise our eligibility for research and development contracts involving sensitive or classified information, or have other effects including unpredictable effects.

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
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us or our competitors;
•	the announcement of new products, product enhancements, or contracts by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	loss of customers, decreases in customers’ purchases, or decreases in customers’ purchase prices;
•	changes in demand for our customers’ products;
•	quarterly variations in our operating results, revenue, or revenue growth rates;
•	changes in revenue estimates, earnings estimates, or market projections by market analysts;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve;
•	legal proceedings involving us, including intellectual property litigation or class action litigation; and
•	our stock repurchase and dividend policies and decisions.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information and Dividends
     Our Common Stock trades on the Capital Market tier of the NASDAQ Stock Market under the symbol NVEC. The following table shows the high and low sales prices of our Common Stock as reported on the NASDAQ for each quarter within our two most recent fiscal years, and dividends declared and paid per share of common stock:
	Quarter Ended
	3/31/18	12/31/17	9/30/17	6/30/17	3/31/17	12/31/16	9/30/16	6/30/16
Market price range of common stock
High	$94.00	$91.82	$85.25	$84.73	$88.34	$71.69	$60.48	$59.37
Low	$68.50	$76.25	$71.05	$74.01	$70.29	$55.00	$52.50	$52.16

Dividends per share
Declared	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00
Paid	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00	$1.00

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

Shareholders
     We had approximately 71 shareholders of record and 8,267 total shareholders as of April 13, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans
     Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2018 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Performance Graph
     The graph and table below compares the total shareholder return on our Common Stock to the cumulative total return of the NASDAQ Industrial Index and the SmallTimes Index of Companies Involved in Micro- and Nanotech. NVE is included in both indices. The graph and table assume $100 was invested on March 31, 2013 in each of our Common Stock, the NASDAQ Industrial Index, and the SmallTimes Index, with reinvestment of dividends.

	3/31/2013	3/31/2014	3/31/2015	3/31/2016	3/31/2017	3/31/2018
NASDAQ Industrial Index	$100.00	$125.33	$136.47	$167.75	$167.14	$195.31
SmallTimes Index	$100.00	$115.95	$121.86	$116.31	$131.51	$144.51
NVE Corporation	$100.00	$101.10	$122.16	$110.39	$170.91	$179.26

Stock Repurchase Program
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We did not repurchase any Common Stock in fiscal 2018. The remaining authorization was $4,540,806 as of March 31, 2018.

ITEM 6. SELECTED FINANCIAL DATA.
     The following selected financial data should be read in conjunction with our financial statements and notes included in Item 8 of this Report, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 of this Report. The data are derived from our financial statements.

	As of or Years Ended March 31
	2018	2017	2016	2015	2014
Balance Sheet Data
Cash, cash equivalents, and marketable securities	$78,359,049	$84,602,120	$92,927,312	$100,450,357	$95,644,701
Total assets	$87,431,465	$93,774,806	$100,854,056	$110,089,196	$105,242,043
Total shareholders’ equity	$86,441,740	$92,679,485	$99,264,587	$108,327,534	$103,704,641
Income Statement Data
Revenue
Product sales	$27,321,810	$26,182,453	$24,410,391	$29,894,045	$25,512,028
Contract research and development	2,542,071	2,143,743	3,306,887	690,043	422,879
Total revenue	$29,863,881	$28,326,196	$27,717,278	$30,584,088	$25,934,907

Income from operations	$18,450,627	$17,445,203	$16,286,280	$19,251,951	$14,393,816
Net income	$13,912,672	$12,948,869	$12,292,315	$14,368,354	$11,135,875
Net income per share – diluted	$2.87	$2.68	$2.53	$2.95	$2.29
Cash dividends declared per share	$4.00	$4.00	$4.00	$2.06	$-
Cash Flow Data
Net cash provided by operating activities	$15,151,928	$12,379,160	$14,309,029	$14,870,066	$12,401,424

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

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $190,000 as of March 31, 2018 and $225,000 as of March 31, 2017.

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

     We had $572,655 of net deferred tax assets as of March 31, 2018, and $357,055 of net deferred tax assets as of March 31, 2017. Net deferred tax assets included $55,886 in deferred tax assets for stock-based compensation deductions as of March 31, 2018 and $86,335 as of March 31, 2017.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last three fiscal years:

	Percentage of Revenue Year Ended March 31			Year-to-Year Change Years Ended March 31
	2018	2017	2016	2017 to 2018	2016 to 2017
Revenue
Product sales	91.5%	92.4%	88.1%	4.4%	7.3%
Contract research and development	8.5%	7.6%	11.9%	18.6%	(35.2)%
Total revenue	100.0%	100.0%	100.0%	5.4%	2.2%
Cost of sales	21.0%	21.5%	23.9%	3.2%	(8.1)%
Gross profit	79.0%	78.5%	76.1%	6.0%	5.4%
Expenses
Selling, general, and administrative	4.8%	5.1%	6.3%	(1.6)%	(16.8)%
Research and development	12.4%	11.8%	11.0%	10.7%	9.2%
Total expenses	17.2%	16.9%	17.3%	7.0%	(0.2)%
Income from operations	61.8%	61.6%	58.8%	5.8%	7.1%
Interest income	5.2%	5.8%	6.8%	(5.6)%	(12.7)%
Income before taxes	67.0%	67.4%	65.6%	4.8%	5.1%
Income tax provision	20.4%	21.7%	21.3%	(0.8)%	4.5%
Net income	46.6%	45.7%	44.3%	7.4%	5.3%

     Total revenue for fiscal 2018 increased 5% compared to fiscal 2017, due to a 4% increase in product sales and a 19% increase in contract research and development revenue. The increase in product sales for fiscal 2018 was due to new customers. The increase in contract research and development revenue for fiscal 2018 was due to new contracts. Total revenue for fiscal 2017 increased 2% compared to fiscal 2016, due to a 7% increase in product sales, partially offset by a 35% decrease in contract research and development revenue. The increase in product sales for fiscal 2017 compared to fiscal 2016 was due to new customers. The decrease in contract research and development revenue for fiscal 2017 was due to the completion of certain contracts.

     Gross profit margin was 79% of revenue for fiscal 2018 and fiscal 2017. Gross profit margin for fiscal 2017 increased from 76% for fiscal 2016 due to a more profitable revenue mix.

     Total expenses increased 7% for fiscal 2018 compared to fiscal 2017, due to an 11% increase in research and development expense, partially offset by a 2% decrease in selling, general, and administrative expense. The decrease in selling, general, and administrative expense was primarily due to decreased sales commissions. The increase in research and development expense was due to increased new product development activities. Total expenses were approximately the same for fiscal 2017 compared to fiscal 2016 as a 9% increase in research and development expense was offset by a 17% decrease in selling, general, and administrative expense. The increase in research and development expense for fiscal 2017 was due to increased new product development activities. The decrease in selling, general, and administrative expense for fiscal 2017 was primarily due to decreased sales commissions.

     Interest income decreased 6% in fiscal 2018 compared to fiscal 2017 and 13% in fiscal 2017 compared to fiscal 2016. Decrease in interest income both years were due to decreases in interest-bearing marketable securities because we used a portion of the proceeds from maturating securities to help fund cash dividends.

     The effective income tax rate was 30% of income before taxes for fiscal 2018, compared to 32% for fiscal 2017 and 2016. The decrease was due to the blended effect of a decrease in the Federal tax rate with the enactment of the Tax Reform Act in December 2017, partially offset by a $206,693 one-time increase in our provision for income taxes from the effect of the new rate on deferred tax assets. We currently expect our effective tax rate to be approximately 22% for the fiscal year ending March 31, 2019. See Note 7 to the financial statements for more information on income taxes.

     Net income increased 7% in fiscal 2018 compared to fiscal 2017, primarily due to increased product sales, increased contract research and development revenue, and a decrease in the provision for income taxes, partially offset by increased expenses and a decrease in interest income. Net income increased 5% in fiscal 2017 compared to fiscal 2016 primarily due to increased total revenue and increased gross profit margin as a percentage of revenue, partially offset by decreased interest income.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $4,755,082 as of March 31, 2018 compared to $8,199,364 as of March 31, 2017. The $3,444,282 decrease in cash and cash equivalents was due to $15,151,928 in net cash provided by operating activities and $717,790 net cash provided by investing activities, less $19,314,000 net cash used in financing activities.

Operating Activities
     Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for fiscal years 2016 through 2018. For fiscal 2018, net cash provided by operating activities was $15,151,928.

     Accounts receivable decreased $548,023 in fiscal 2018 primarily due to the timing of sales to and payments from certain customers.

 Investing Activities
     Net cash provided by investing activities in fiscal 2018 was primarily due to marketable security maturities of $19,540,000, partially offset by fixed assets purchases of $604,800 and marketable security purchases of $18,217,410.

     As of March 31, 2018 our marketable securities had remaining maturities between two days and 249 weeks (see “Note 4 – Marketable Securities” to the Financial Statements, included elsewhere in this Report for additional information). Our entire portfolio of short-term and long-term marketable securities is classified as available for sale.

     Purchases of fixed assets were $604,800 in fiscal 2018, $519,835 in fiscal 2017, and $287,275 in fiscal 2016. Purchases all three years were primarily for capital equipment and leasehold improvements to increase our production capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs and equipment purchasing opportunities.

Financing Activities
     Net cash used in financing activities in fiscal 2018 was due to $19,365,040 in cash dividends to shareholders, partially offset by net proceeds from the sale of common stock of $51,040 from stock option exercises.

     In addition to cash dividends to shareholders paid in fiscal 2018, on May 2, 2018 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,842,010 based on shares outstanding as of April 27, 2018, to be paid May 31, 2018. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We repurchased $1,695,466 of our Common Stock in fiscal 2016, and did not repurchase stock in fiscal 2017 or fiscal 2018. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $4,540,806 as of March 31, 2018. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. Additional information on our Stock Repurchase Program is contained in the section titled, “Stock Repurchase Program” under Part II, Item 5 of this Report.

Contractual Obligations
     The following table provides aggregate information about our contractual payment obligations and the periods in which payments are due:

	Payments Due by Period
Contractual obligations	Total	<1 Year	1-3 Years	>3 Years
Operating lease obligations	$807,395	$290,221	$517,174	$-
Purchase obligations	274,526	274,526	-	-
Total	$1,081,921	$564,747	$517,174	$-

     Operating lease obligations are primarily for our facility lease. “Note 9 – Commitments and Contingencies” to the Financial Statements, included elsewhere in this report, provides additional information about our lease obligations. Purchase obligations as of March 31, 2018 consisted of raw materials commitments. We expect to meet these obligations from cash provided by operating activities or proceeds from maturities of marketable securities. We plan to evaluate raw materials purchases based on a variety of factors including forecasted requirements and anticipated supply leadtimes, and our obligations could vary significantly in the future. We plan to evaluate capital expenditures as needs and opportunities arise, and our future capital expenditures and purchase obligations could vary significantly from expenditures and obligations in the past.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2019.

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

Marketable Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of March 31, 2018 had remaining maturities between two days and 249 weeks. Marketable securities had a market value of $73,603,967 as of March 31, 2018, representing approximately 84% of our total assets. We have not used derivative financial instruments in our investment portfolio.

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

Quarterly Summary Information
     Selected unaudited quarterly financial data for fiscal 2018 and 2017, presented as supplementary financial information, are as follows:

	Unaudited; Quarter Ended
	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017
Revenue
Product sales	$7,603,226	$6,448,831	$6,387,080	$6,882,673
Contract research and development	295,966	911,958	609,154	724,993
Total revenue	7,899,192	7,360,789	6,996,234	7,607,666
Cost of sales	1,465,509	1,657,700	1,353,169	1,798,366
Gross profit	6,433,683	5,703,089	5,643,065	5,809,300
Expenses
Selling, general, and administrative	374,835	313,033	348,363	399,361
Research and development	913,950	852,739	1,030,504	905,725
Total expenses	1,288,785	1,165,772	1,378,867	1,305,086
Income from operations	5,144,898	4,537,317	4,264,198	4,504,214
Income before taxes	5,548,792	4,941,982	4,652,058	4,865,992
Net income	$3,882,420	$3,571,602	$3,161,035	$3,297,615
Net income per share – diluted	$0.80	$0.74	$0.65	$0.68
	Unaudited; Quarter Ended
	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016
Revenue
Product sales	$6,399,924	$7,116,931	$6,814,384	$5,851,214
Contract research and development	453,282	345,748	488,155	856,558
Total revenue	6,853,206	7,462,679	7,302,539	6,707,772
Cost of sales	1,449,454	1,502,848	1,740,814	1,385,178
Gross profit	5,403,752	5,959,831	5,561,725	5,322,594
Expenses
Selling, general, and administrative	340,673	384,322	343,688	389,915
Research and development	990,729	826,816	768,188	758,368
Total expenses	1,331,402	1,211,138	1,111,876	1,148,283
Income from operations	4,072,350	4,748,693	4,449,849	4,174,311
Income before taxes	4,459,234	5,143,900	4,880,832	4,612,045
Net income	$3,027,383	$3,483,744	$3,305,19	$3,132,545
Net income per share – diluted	$0.62	$0.72	$0.68	$0.65

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2018. Our internal control over financial reporting as of March 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report contained in Item 8 included elsewhere herein.

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

Changes in Internal Controls
     During the quarter ended March 31, 2018, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2018 and 2017” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders is incorporated by reference into this section.

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

Date    May 2, 2018

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 2, 2018
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 2, 2018
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2018
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 2, 2018
/s/Richard W. Kramp Richard W. Kramp	Director	May 2, 2018
/s/Gary R. Maharaj Gary R. Maharaj	Director	May 2, 2018

NVE CORPORATION
INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Company as of and for the year ended March 31, 2018, and our report dated May 2, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

 Definition and limitations of internal control over financial reporting
 A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Grant Thornton LLP
Minneapolis, Minnesota
May 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

Opinion on the financial statements
We have audited the accompanying balance sheets of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2018 and 2017, the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 2, 2018 expressed an unqualified opinion.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since fiscal year 2014.

Minneapolis, Minnesota
May 2, 2018

NVE CORPORATION
BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$4,755,082	$8,199,364
Marketable securities, short-term	20,765,809	19,591,833
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,888,779	3,436,802
Inventories	3,650,439	3,358,298
Prepaid expenses and other assets	635,160	607,283
Total current assets	32,695,269	35,193,580
Fixed assets
Machinery and equipment	9,395,987	9,007,455
Leasehold improvements	1,749,284	1,644,419
	11,145,271	10,651,874
Less accumulated depreciation and amortization	9,819,888	9,238,626
Net fixed assets	1,325,383	1,413,248
Deferred tax assets	572,655	357,055
Marketable securities, long-term	52,838,158	56,810,923
Total assets	$87,431,465	$93,774,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$414,970	$376,275
Accrued payroll and other	574,755	576,313
Deferred revenue	-	142,733
Total current liabilities	989,725	1,095,321

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,842,010 issued and outstanding as of March 31, 2018 and 4,841,010 issued and outstanding as of March 31, 2017	48,420	48,410
Additional paid-in capital	19,599,298	19,507,348
Accumulated other comprehensive loss	(915,635)	(38,298)
Retained earnings	67,709,657	73,162,025
Total shareholders’ equity	86,441,740	92,679,485
Total liabilities and shareholders’ equity	$87,431,465	$93,774,806

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2018	2017	2016
Revenue
Product sales	$27,321,810	$26,182,453	$24,410,391
Contract research and development	2,542,071	2,143,743	3,306,887
Total revenue	29,863,881	28,326,196	27,717,278
Cost of sales	6,274,744	6,078,294	6,616,852
Gross profit	23,589,137	22,247,902	21,100,426
Expenses
Selling, general, and administrative	1,435,592	1,458,598	1,752,962
Research and development	3,702,918	3,344,101	3,061,184
Total expenses	5,138,510	4,802,699	4,814,146
Income from operations	18,450,627	17,445,203	16,286,280
Interest income	1,558,197	1,650,808	1,890,817
Income before taxes	20,008,824	19,096,011	18,177,097
Provision for income taxes	6,096,152	6,147,142	5,884,782
Net income	$13,912,672	$12,948,869	$12,292,315
Net income per share – basic	$2.87	$2.68	$2.53
Net income per share – diluted	$2.87	$2.68	$2.53
Cash dividends declared per common share	$4.00	$4.00	$4.00
Weighted average shares outstanding
Basic	4,841,347	4,836,602	4,850,209
Diluted	4,846,212	4,838,389	4,852,602

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2018	2017	2016
Net income	$13,912,672	$12,948,869	$12,292,315
Unrealized loss from marketable securities, net of tax	(877,337)	(489,657)	(295,088)
Comprehensive income	$13,035,335	$12,459,212	$11,997,227

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2015	4,857,953	$48,580	$20,850,762	$746,447	$86,681,745	$108,327,534
Exercise of stock options	18,090	181	292,728			292,909
Repurchase of common stock	(41,033)	(411)	(2,311,262)			(2,311,673)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(295,088)	(295,088)
Net income					12,292,315	12,292,315
Total comprehensive income						11,997,227
Stock-based compensation			21,160			21,160
Tax benefit of stock- based compensation			352,294			352,294
Cash dividends declared ($4.00 per share of common stock)					(19,414,864)	(19,414,864)
Balance as of March 31, 2016	4,835,010	48,350	19,205,682	451,359	79,559,196	99,264,587
Exercise of stock options	6,000	60	247,050			247,110
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(489,657)	(489,657)
Net income					12,948,869	12,948,869
Total comprehensive income						12,459,212
Stock-based compensation			22,000			22,000
Tax benefit of stock- based compensation			32,616			32,616
Cash dividends declared ($4.00 per share of common stock)					(19,346,040)	(19,346,040)
Balance as of March 31, 2017	4,841,010	48,410	19,507,348	(38,298)	73,162,025	92,679,485
Exercise of stock options	1,000	10	51,030			51,040
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(877,337)	(877,337)
Net income					13,912,672	13,912,672
Total comprehensive income						13,035,335
Stock-based compensation			40,920			40,920
Cash dividends declared ($4.00 per share of common stock)					(19,365,040)	(19,365,040)
Balance as of March 31, 2018	4,842,010	$48,420	$19,599,298	$(915,635)	$67,709,657	$86,441,740

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$13,912,672	$12,948,869	$12,292,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	979,652	1,147,451	850,970
Stock-based compensation	40,920	22,000	21,160
Excess tax benefits	-	(32,616)	(352,294)
Deferred income taxes	96,275	6,144	295,827
Changes in operating assets and liabilities
Accounts receivable	548,023	(1,192,716)	719,888
Inventories	(292,141)	(153,065)	537,259
Prepaid expenses and other assets	(27,877)	127,241	(159,611)
Accounts payable and accrued expenses	37,137	77,924	(611,290)
Deferred revenue	(142,733)	(572,072)	714,805
Net cash provided by operating activities	15,151,928	12,379,160	14,309,029

INVESTING ACTIVITIES
Purchases of fixed assets	(604,800)	(519,835)	(287,275)
Purchases of marketable securities	(18,217,410)	(11,528,240)	(14,568,089)
Proceeds from maturities of marketable securities	19,540,000	19,400,000	19,725,000
Net cash provided by investing activities	717,790	7,351,925	4,869,636

FINANCING ACTIVITIES
Proceeds from sale of common stock	51,040	247,110	292,909
Excess tax benefits	-	32,616	352,294
Repurchase of common stock	-	-	(2,311,673)
Payment of dividends to shareholders	(19,365,040)	(19,346,040)	(19,414,864)
Net cash used in financing activities	(19,314,000)	(19,066,314)	(21,081,334)

(Decrease) increase in cash and cash equivalents	(3,444,282)	664,771	(1,902,669)
Cash and cash equivalents at beginning of year	8,199,364	7,534,593	9,437,262

Cash and cash equivalents at end of year	$4,755,082	$8,199,364	$7,534,593

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$5,966,425	$6,040,000	$5,810,000

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

     We consider an other-than-temporary impairment of our marketable securities to exist if we determine it is probable that we will be unable to collect all amounts due according to the contractual terms of a debt security. If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized in net income. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. We determined that no write-downs for other-than-temporary impairment were required on available-for-sale securities during fiscal 2018, 2017, or 2016.

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

Accounts Receivable and Allowance for Doubtful Accounts
     We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2018, 2017, or 2016.

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

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We have not identified any indicators of impairment during fiscal 2018, 2017, or 2016. Depreciation and amortization expense related to fixed assets was $692,665 for fiscal 2018, $798,300 for fiscal 2017, and $850,970 for 2016.

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

     Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expense. Such shipping costs were $8,420 for fiscal 2018, $12,760 for fiscal 2017, and $20,721 for fiscal 2016.

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

Stock-Based Compensation
     We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize the compensation expense over the requisite service period, which is generally the vesting period. We recognize any forfeitures as they occur.

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume conversion, exercise or issuance of all potential common stock instruments. Stock options were the only such instruments for the three most recent fiscal years. Stock options totaling 4,000 for fiscal 2017 and 6,000 for fiscal 2016 were not included in the computation of diluted earnings per share because the exercise prices were greater than the market price of the common stock.

     The following table shows the components of diluted shares:
	Year Ended March 31
	2018	2017	2016
Weighted average common shares outstanding – basic	4,841,347	4,836,602	4,850,209
Dilutive effect of stock options	4,865	1,787	2,393
Shares used in computing net income per share – diluted	4,846,212	4,838,389	4,852,602

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards
Recently Adopted Accounting Standards
     In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. We adopted ASU 2015-11 prospectively in the first quarter of the fiscal year ended March 31, 2018. The adoption had no impact on our financial statements.

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

New Accounting Standards Not Yet Adopted
     In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) on December 22, 2017. The guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which will be fiscal 2020 for us. Early adoption is permitted. We do not expect adoption of ASU 2018-02 to have a significant impact on our financial statements.

     In March 2017, the FASB issued ASU No. 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities. This ASU is intended to enhance the accounting for the amortization of premiums for purchased callable debt securities. ASU 2017-08’s amendments are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, which will be fiscal 2020 for us. We do not expect adoption of ASU 2017-08 to have a significant impact on our financial statements.

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

     In May 2014, the FASB issued ASU  No. 2014-09, which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We have evaluated each of our revenue streams, product sales and contract research and development. We recognize revenue on product sales to customers and distributors when we satisfy our performance obligations as the products are shipped. We recognize contract research and development revenue pro-rata as work progresses using costs incurred relative to the total expected costs as the measurement basis for progress toward completion. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, which is fiscal 2019 for us. We will adopt the guidance retrospectively, with any effect of initially applying the guidance recognized at the date of initial application. Under this approach, we will not restate prior financial statements presented. Our cumulative adjustment will not be material, and our disclosures will be expanded to comply with ASU 2014-09.

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

     Level 1 – Financial instruments with quoted prices in active markets for identical assets or liabilities. Our Level 1 financial instruments consist of publicly-traded marketable corporate debt securities, which are classified as available-for-sale. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 1 marketable securities was $54,517,969 as of March 31, 2018 and $75,098,153 as of March 31, 2017.

     Level 2 – Financial instruments with quoted prices in active markets for similar assets or liabilities. Level 2 fair value measurements are determined using either prices for similar instruments or inputs that are either directly or indirectly observable, such as interest rates. On the balance sheets, these securities are included in “Marketable securities, short term” and “Marketable securities, long term.” The fair value of our Level 2 marketable securities was $19,085,998 as of March 31, 2018 and $1,304,603 as of March 31, 2017.

     Level 3 – Inputs to the fair value measurement are unobservable inputs or valuation techniques. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

NOTE 4. MARKETABLE SECURITIES
     Marketable securities with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. The fair value of our marketable securities as of March 31, 2018, by maturity, were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$73,603,967	$20,765,809	$31,124,052	$21,714,106

     As of March 31, 2018 and 2017 our marketable securities were as follows:
	As of March 31, 2018				As of March 31, 2017
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Corporate bonds	$74,853,327	$-	$(1,249,360)	$73,603,967	$75,158,087	$187,001	$(246,935)	$75,098,153
Municipal bonds	-	-	-	-	1,304,817	-	(214)	1,304,603
Total	$74,853,327	$-	$(1,249,360)	$73,603,967	$76,462,904	$187,001	$(247,149)	$76,402,756

     Nineteen of our 20 securities were in unrealized loss positions, and the other security was not in either an unrealized loss or unrealized gain position as of March 31, 2018. The losses were due to market conditions and increased interest rates since the securities were purchased.

The following table shows the gross unrealized losses and fair value of our investments with unrealized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2018 and 2017:
	Less Than 12 Months		12 Months or Greater		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses

As of March 31, 2018 (corporate bonds)	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)

As of March 31, 2017
Corporate bonds	$32,198,766	$(246,935)	$-	$-	$32,198,766	$(246,935)
Municipal bonds	1,304,603	(214)	-	-	1,304,603	(214)
Total	$33,503,369	$(247,149)	$-	$-	$33,503,369	$(247,149)

     Three bonds, with a total fair market value of $9,072,719, had been in continuous unrealized loss positions for 12 months or greater as of March 31, 2018. For these securities, we also considered the severity of unrealized losses, which were less than 5% of adjusted cost for each security.

      Because we expect to recover the cost basis of investments held, we do not consider any of our marketable securities to be other-than-temporarily impaired as of March 31, 2018.

NOTE 5. INVENTORIES
     Inventories are shown in the following table:

	March 31
	2018	2017
Raw materials	$1,084,030	$786,775
Work in process	1,828,492	1,968,990
Finished goods	737,917	602,533
Total inventories	$3,650,439	$3,358,298

NOTE 6. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $40,920 in fiscal 2018, $22,000 in fiscal 2017, and $21,160 in fiscal 2016.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2018	2017	2016
Risk-free interest rate	1.8%	1.0%	1.6%
Expected volatility	28%	27%	26%
Expected life (years)	4.4	4.3	4.3
Dividend yield	5.3%	7.0%	7.1%

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

Dividend yield
     We assumed a dividend yield of 5.3% for fiscal 2018, 7.0% for fiscal 2017, and 7.1% for fiscal 2016 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $8,953 for fiscal 2018 and $7,993 for fiscal 2017.

General stock option information
     We had no nonvested shares as of March 31, 2018 or 2017. The following table summarizes information about options outstanding as of March 31, 2018, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$ 42.45 - 54.11	4,000	$49.37	3.4
56.76 - 76.13	18,000	63.81	7.4
	22,000	$61.19	6.6

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

     A summary of our stock options is shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price
At March 31, 2015	151,230	35,090	$33.51
Granted	(4,000)	4,000	$56.76
Exercised	-	(18,090)	$16.19
At March 31, 2016	147,230	21,000	$52.85
Granted	(4,000)	4,000	$57.46
Exercised	-	(6,000)	$41.19
At March 31, 2017	143,230	19,000	$57.51
Granted	(4,000)	4,000	$76.13
Exercised	-	(1,000)	$51.04
At March 31, 2018	139,230	22,000	$61.19

     The remaining weighted-average exercisable life was 6.6 years as of March 31, 2018, 6.8 years as of March 31, 2017; and 6.2 years as of March 31, 2016. All outstanding options were exercisable as of March 31, 2018, 2017, and 2016. The total intrinsic value of options exercised during fiscal 2018 was $34,850 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2018, based on our closing stock price for that day, was $482,300, all of which was exercisable. The total fair value of option grants was $40,920 in fiscal 2018. There was no unrecognized stock-based compensation as of March 31, 2018.

NOTE 7. INCOME TAXES
     Income tax provisions for fiscal 2016 through 2018 consisted of the following:
	Year Ended March 31
	2018	2017	2016
Current taxes
Federal	$5,899,574	$6,034,924	$5,754,428
State	160,670	138,689	186,822
Deferred taxes
Federal	31,800	(25,196)	(55,254)
State	4,108	(1,275)	(1,214)
Income tax provision	$6,096,152	$6,147,142	$5,884,782

    A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2016 through 2018 is as follows:

	Year Ended March 31
	2018	2017	2016
Tax expense at U.S. statutory rate	$6,282,771	$6,645,733	$6,272,341
State income taxes, net of Federal benefit	103,240	83,116	118,057
Domestic manufacturing deduction	(495,361)	(536,063)	(476,932)
Municipal interest	(1,378)	(4,207)	(4,171)
Tax Reform Act effect on deferred tax assets	206,693	-	-
Other	187	(41,437)	(24,513)
Income tax provision	$6,096,152	$6,147,142	$5,884,782

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2018 and 2017 were as follows:

	March 31
	2018	2017
Paid time off accrual	$59,171	$109,298
Inventory reserve	41,572	81,743
Depreciation and amortization	81,385	52,378
Stock-based compensation deductions	55,886	86,335
Unrealized loss on marketable securities	273,360	21,852
Other	61,281	5,449
Deferred tax assets	$572,655	$357,055

     Realizations of stock-based compensation deductions are credited to “Additional paid-in capital” and included in “Tax benefit of stock-based compensation” on our statements of shareholders’ equity. Credits of $32,616 in fiscal 2017 were attributed to stock-based compensation deductions. The “Additional paid-in capital” credits also included the tax benefit of stock-based compensation deductions in that year.

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

     The Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) was enacted December 22, 2017. The Tax Reform Act reduced certain Federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. Effective tax rates for the year ended March 31, 2018, are blended rates reflecting the estimated benefit of Federal tax rate reductions for fiscal 2018. These benefits were partially offset by a one-time $206,693 unfavorable impact of a revaluation of our deferred tax assets. The revaluation of our deferred tax assets increased income tax provisions for the year ended March 31, 2018, and reduced deferred tax assets as of March 31, 2018.

     We had no unrecognized tax benefits as of March 31, 2018, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2018 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2013 through 2016 remain open to examination by the major taxing jurisdictions to which we are subject.

 NOTE 8. CONCENTRATIONS
     The following table summarizes customers comprising 10% or more of revenue for the three most recent fiscal years:

	% of Revenue for Year Ended March 31
	2018	2017	2016
Customer A	19%	22%	23%
Customer B	18%	20%	20%

     These two customers accounted for 51% of our accounts receivable as of March 31, 2018 and 40% as of March 31, 2017. We believe the receivable balances from these customers do not represent a significant credit risk based on past collection experience.

     Revenue by geographic region was as follows:

	Year Ended March 31
	2018	2017	2016
United States	$14,911,258	$13,600,236	$12,392,053
Europe, the Middle East, and Africa	10,133,134	9,612,883	11,392,046
Asia-Pacific	4,607,811	4,200,934	3,113,484
Rest of World	211,678	912,143	819,695
Total Revenue	$29,863,881	$28,326,196	$27,717,278

NOTE 9. COMMITMENTS AND CONTINGENCIES
     Lease payments were $278,429 for fiscal 2018, $271,470 for fiscal 2017, and $270,627 for fiscal 2016. The operating lease for our facility expires December 31, 2020. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. We also lease a piece of office equipment under an operating lease expiring October 2018 with payments due quarterly.

     The following table shows our future minimum lease payments:

Year Ending March 31
2019	2020	2021	2022	2023	Total
$290,221	$294,155	$223,019	$-	$-	$807,395

 NOTE 10. STOCK REPURCHASE PROGRAM
     Our authorized stock is stated as six million shares of common stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock.

     We repurchased $1,695,788 of our Common Stock in fiscal 2016, and none in fiscal 2017 or fiscal 2018. The repurchases were under a program announced January 21, 2009 authorizing the repurchase of up to $2,500,000 of our Common Stock and an additional $5,000,000 announced August 27, 2015. The remaining authorization was $4,540,806 as of March 31, 2018. The Repurchase Program may be modified or discontinued at any time without notice.

 NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $100,904 for fiscal 2018, $104,643 for fiscal 2017, and $94,831 for fiscal 2016.

NOTE 12. SUBSEQUENT EVENTS
     On May 2, 2018, we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 31, 2018 to shareholders of record as of the close of business May 14, 2018.

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