Form 10-Q
period 2018-06-30
NVE CORP /NEW/
filed 2018-07-18
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2018
or
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
Common Stock, $0.01 Par Value – 4,842,010 shares outstanding as of July 13, 2018

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2018 and 2017

          Statements of Comprehensive Income for the Quarters Ended June 30, 2018 and 2017

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2018	March 31, 2018*
ASSETS
Current assets
Cash and cash equivalents	$8,451,861	$4,755,082
Marketable securities, short-term	22,924,176	20,765,809
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,120,773	2,888,779
Inventories	3,621,681	3,650,439
Prepaid expenses and other assets	532,107	635,160
Total current assets	38,650,598	32,695,269
Fixed assets
Machinery and equipment	9,395,987	9,395,987
Leasehold improvements	1,787,269	1,749,284
	11,183,256	11,145,271
Less accumulated depreciation and amortization	9,941,949	9,819,888
Net fixed assets	1,241,307	1,325,383
Deferred tax assets	603,074	572,655
Marketable securities, long-term	46,558,228	52,838,158
Total assets	$87,053,207	$87,431,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$388,413	$414,970
Accrued payroll and other	507,030	574,755
Income taxes payable	720,012	-
Total current liabilities	1,615,455	989,725

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,842,010 issued and outstanding as of June 30, 2018 and March 31, 2018	48,420	48,420
Additional paid-in capital	19,599,298	19,599,298
Accumulated other comprehensive loss	(1,083,027)	(915,635)
Retained earnings	66,873,061	67,709,657
Total shareholders’ equity	85,437,752	86,441,740
Total liabilities and shareholders’ equity	$87,053,207	$87,431,465

*The March 31, 2018 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2018	2017
Revenue
Product sales	$6,870,646	$6,882,673
Contract research and development	237,260	724,993
Total revenue	7,107,906	7,607,666
Cost of sales	1,396,005	1,798,366
Gross profit	5,711,901	5,809,300
Expenses
Research and development	989,026	905,725
Selling, general, and administrative	328,761	399,361
Total expenses	1,317,787	1,305,086
Income from operations	4,394,114	4,504,214
Interest income	424,770	361,778
Income before taxes	4,818,884	4,865,992
Provision for income taxes	873,835	1,568,377
Net income	$3,945,049	$3,297,615
Net income per share – basic	$0.81	$0.68
Net income per share – diluted	$0.81	$0.68
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,842,010	4,841,010
Diluted	4,850,479	4,846,251

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended June 30
	2018	2017
Net income	$3,945,049	$3,297,615
Unrealized (loss) gain from marketable securities, net of tax	(107,027)	55,027
Comprehensive income	$3,838,022	$3,352,642

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Quarter Ended June 30
2018		2017
OPERATING ACTIVITIES
Net income	$3,945,049	$3,297,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,746	242,160
Deferred income taxes	(443)	(84,210)
Changes in operating assets and liabilities:
Accounts receivable	(231,994)	305,836
Inventories	28,758	109,553
Prepaid expenses and other assets	103,053	9,334
Accounts payable and accrued expenses	625,730	1,449,379
Deferred revenue	-	(107,100)
Net cash provided by operating activities	4,649,899	5,222,567

INVESTING ACTIVITIES
Purchases of fixed assets	(37,985)	(393,398)
Purchases of marketable securities	(3,373,125)	(3,809,610)
Proceeds from maturities of marketable securities	7,300,000	-
Cash provided by (used in) investing activities	3,888,890	(4,203,008)

FINANCING ACTIVITIES
Payment of dividends to shareholders	(4,842,010)	(4,841,010)
Cash used in financing activities	(4,842,010)	(4,841,010)

Increase (decrease) in cash and cash equivalents	3,696,779	(3,821,451)
Cash and cash equivalents at beginning of period	4,755,082	8,199,364

Cash and cash equivalents at end of period	$8,451,861	$4,377,913

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$11,222	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

 NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The results of operations for the quarter ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2019.

Significant Accounting Policies
Revenue Recognition
    We recognize revenue when we satisfy performance obligations by the transfer of control of products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Revenue is disaggregated into product sales and contract research and development to depict the nature, amount, timing of revenue recognition and economic characteristics of our business, and is represented within the financial statements.

     We recognize revenue from product sales to customers and distributors when we satisfy our performance obligation, at a point in time, upon product shipment or delivery to our customer or distributor as determined by agreed upon shipping terms. Shipping charges billed to customers are included in product sales and the related shipping costs are included in selling, general, and administrative expenses. Under certain limited circumstances, our distributors may earn commissions for activities unrelated to their purchases of our products, such as for facilitating the sale of custom products or research and development contracts with third parties. We recognize any such commissions as selling, general, and administrative expenses. We recognize discounts provided to our distributors as reductions in revenue.

     We recognize contract research and development revenue over a period of time as the performance obligation is satisfied over a period of time rather than a point in time. Contracts have specifications unique to each customer and do not create an asset with an alternate use, and we have an enforceable right to payment for performance completed to date. We recognize revenue over a period of time using costs incurred as the measurement of progress towards completion.

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of June 30, 2018 or March 31, 2018.

     Our performance obligations related to product sales and contract research and development contracts are satisfied in one year or less. Unsatisfied performance obligations represent contracts with an original expected duration of one year or less. As permitted under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we are using the practical expedient not to disclose the value of these unsatisfied performance obligations. We also use the practical expedient in which we do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
     In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) on December 22, 2017. The guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which will be fiscal 2020 for us. Early adoption is permitted, and we adopted ASU 2018-02 in the quarter ended June 30, 2018. The adoption resulted in a $60,365 reclassification from accumulated other comprehensive loss to retained earnings due to the change in the federal corporate tax rate.

     In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted ASU 2016-15 retrospectively in the quarter ended June 30, 2018. The adoption did not have a significant impact on our financial statements.

     In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The amendment changed the accounting for and financial statement presentation of equity investments, other than those accounted for under the equity method of accounting or those that result in consolidation of the investee. The amendment provides clarity on the measurement methodology to be used for the required disclosure of fair value of financial instruments measured at amortized cost on the balance sheet and clarifies that an entity should evaluate the need for a valuation allowance on deferred tax assets related to available-for-sale securities in combination with the entity’s other deferred tax assets, among other changes. We adopted ASU 2016-01 retrospectively in the quarter ended June 30, 2018. The adoption did not have a significant impact on our financial statements.

     In May 2014, the FASB issued ASU No. 2014-09, which superseded the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted the guidance using the modified retrospective method to contracts that were not complete as of April 1, 2018. The adoption did not have significant impact on our financial statements.

     Information regarding all other applicable recently issued accounting standards, on which our position have not changed since our latest annual financial statements, are contained in the financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2018.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following table shows the components of diluted shares:

	Quarter Ended June 30
	2018	2017
Weighted average common shares outstanding – basic	4,842,010	4,841,010
Dilutive effect of stock options	8,469	5,241
Shares used in computing net income per share – diluted	4,850,479	4,846,251

NOTE 5. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Our corporate bonds and money market funds are classified as available-for-sale securities and carried at estimated fair value. Unrealized holding gains and losses are included in accumulated other comprehensive income (loss) in the statement of shareholders’ equity. Corporate bonds with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. We consider all highly-liquid investments with maturities of three months or less when purchased, including money market funds, to be cash equivalents. Gains and losses on marketable security transactions are reported on the specific-identification method.

    The fair value of our available-for-sale securities as of June 30, 2018 by maturity were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$77,648,829	$31,090,601	$21,634,678	$24,923,550

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

     Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included on the balance sheets in “Marketable securities, short term” and “Marketable securities, long term.” We recategorized our Level 1 corporate bond holdings to Level 2 as of June 30, 2018 based on our ongoing analysis of the individual securities. As a result, bonds with a total fair value of $51,558,274 as of June 30, 2018 were recategorized from Level 1 to Level 2. We do not have any financial assets or liabilities being measured at fair value that are classified as Level 3 financial instruments.

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:
	As of June 30, 2018			As of March 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$8,166,425	$-	$8,166,425	$3,951,032	$-	$3,951,032
Corporate bonds	-	69,482,404	69,482,404	54,517,969	19,085,998	73,603,967
Total	$8,166,425	$69,482,404	$77,648,829	$58,469,001	$19,085,998	$77,554,999

     Our available-for-sale securities as of June 30 and March 31, 2018, aggregated into classes of securities, were as follows:
	As of June 30, 2018				As of March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$8,166,425	$-	$-	$8,166,425	$3,951,032	$-	$-	$3,951,032
Corporate bonds	70,868,766	-	(1,386,363)	69,482,404	74,853,327	-	(1,249,360)	73,603,967
Total	$79,035,191	$-	$(1,386,363)	$77,648,829	$78,804,359	$-	$(1,249,360)	$77,554,999

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2018.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of June 30, 2018
Corporate bonds	$57,948,027	$(1,122,499)	$11,534,377	$(263,864)	$69,482,404	$(1,386,363)
Total	$57,948,027	$(1,122,499)	$11,534,377	$(263,864)	$69,482,404	$(1,386,363)

As of March 31, 2018
Corporate bonds	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)
Total	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)

     We did not consider any of our available-for-sale securities to be impaired as of June 30, 2018. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of June 30, 2018.

 NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	June 30, 2018	March 31, 2018
Raw materials	$1,064,517	$1,084,030
Work in process	1,889,635	1,828,492
Finished goods	667,529	737,917
Total inventories	$3,621,681	$3,650,439

NOTE 7. STOCK-BASED COMPENSATION
     There were no stock-based compensation expenses for the first quarters of fiscal 2019 or 2018.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) was enacted December 22, 2017. The Tax Reform Act reduced certain Federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. As a result of the Tax Reform Act, our tax rate decreased from 30% for fiscal 2018 to an estimated 18% for fiscal 2019.

     We had no unrecognized tax benefits as of June 30, 2018, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2018 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2014 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

 NOTE 9. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended June 30, 2018. The remaining authorization was $4,540,806 as of June 30, 2018. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 10. SUBSEQUENT EVENTS
     On July 18, 2018 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 31, 2018 to shareholders of record as of the close of business July 30, 2018.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2018.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2018. As of June 30, 2018 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2018 compared to quarter ended June 30, 2017
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2018	2017
Revenue
Product sales	96.7%	90.5%	(0.2)%
Contract research and development	3.3%	9.5%	(67.3)%
Total revenue	100.0%	100.0%	(6.6)%
Cost of sales	19.6%	23.6%	(22.4)%
Gross profit	80.4%	76.4%	(1.7)%
Expenses
Research and development	13.9%	11.9%	9.2%
Selling, general, and administrative	4.7%	5.3%	(17.7)%
Total expenses	18.6%	17.2%	1.0%
Income from operations	61.8%	59.2%	(2.4)%
Interest income	6.0%	4.7%	17.4%
Income before taxes	67.8%	63.9%	(1.0)%
Provision for income taxes	12.3%	20.6%	(44.3)%
Net income	55.5%	43.3%	19.6%

     Total revenue for the quarter ended June 30, 2018 (the first quarter of fiscal 2019) decreased 7% compared to the quarter ended June 30, 2017 (the first quarter of fiscal 2018). The decrease was primarily due to a 67% decrease in contract research and development revenue. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Gross profit margin increased to 80% of revenue for the first quarter of fiscal 2018, compared to 76% for the first quarter of fiscal 2018, due to a more profitable revenue mix.

     Total expenses increased 1% for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, due to a 9% increase in research and development expense, partially offset by an 18% decrease in selling, general, and administrative expense. The increase in research and development expense was due to increased new product development activities. The decrease in selling, general, and administrative expense was due to staffing changes and decreased performance-based compensation.

     Interest income for the first quarter of fiscal 2019 increased 17% due to an increase in the average interest rates on our marketable securities, partially offset by a decrease in our securities.

     Our effective tax rate was 18% of net income before taxes for the quarter, compared to 32% in the prior-year quarter. The decrease was due to the effect of a decrease in the Federal tax rate and certain other provisions with the enactment of the Tax Reform Act. See Note 8 to the financial statements for more information on income taxes.

     The 20% increase in net income in the first quarter of fiscal 2019 compared to the prior-year quarter was primarily due to a decrease in the provision for income taxes and increased gross profit margin.

Liquidity and capital resources
Overview
     Cash and cash equivalents were $8,451,861 as of June 30, 2018 compared to $4,755,082 as of March 31, 2018. The $3,696,779 increase in cash and cash equivalents during the quarter ended June 30, 2018 was due to $4,649,899 in net cash provided by operating activities and $3,888,890 of cash provided by investing activities, partially offset by $4,842,010 of cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Investing Activities
     Cash provided by investing activities in the quarter ended June 30, 2018 was due to $7,300,000 of marketable security maturities, partially offset by $3,373,125 of purchases of marketable securities and $37,985 of purchases of fixed assets.

Financing Activities
     Cash used in financing activities in the first quarter of fiscal 2019 was due to a $4,842,010 quarterly dividend paid to shareholders. In addition to the dividend paid in the first quarter of fiscal 2019, on July 18, 2018 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,842,010 based on shares outstanding as of July 13, 2018, to be paid August 31, 2018. We plan to fund dividends through cash provided by operating activities and proceeds from maturities and sales of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     As discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, we are exposed to financial market risks, primarily marketable securities and, to a lesser extent, changes in currency exchange rates.

Available-For-Sale Securities
     The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and marketable securities in securities including municipal obligations, corporate obligations, and money market funds. Available-for-sale securities are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss, net of estimated tax. Our marketable securities as of June 30, 2018 had remaining maturities between 10 and 236 weeks. Available-for-sale securities had a market value of $77,648,829 as of June 30, 2018, representing approximately 89% of our total assets. We have not used derivative financial instruments in our investment portfolio.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls
     Beginning April 1, 2018, we implemented ASC Topic 606, Revenue from Contracts with Customers. Although the new revenue recognition standard is expected to have an immaterial impact on our ongoing net income (loss), we implemented changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue recognition standard, new training, contract review requirements, and the gathering of information provided for disclosures. See Note 2 to our Financial Statements for additional information regarding our adoption of the new accounting standard.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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
NVE CORPORATION
(Registrant)

July 18, 2018	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 18, 2018	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer