Form 10-Q/A
period 2018-09-30
NVE CORP /NEW/
filed 2018-10-15
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2018
or
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
[X] Yes  [   ] No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
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
Common Stock, $0.01 Par Value – 4,844,010 shares outstanding as of October 12, 2018

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2018 and 2017

          Statements of Comprehensive Income for the Quarters Ended September 30, 2018 and 2017

          Statements of Income for the Six Months Ended September 30, 2018 and 2017

          Statements of Comprehensive Income for the Six Months Ended September 30, 2018 and 2017

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

EXPLANATORY NOTE

     This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 amends an incomplete Form 10-Q that was filed due to an administrative error. The Original Filing was missing Item 2 of Part I (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 4 of Part I (Controls and Procedures), Part II (Other Information), Exhibits 31.1, 31.2, and 32 (certifications by Danial A. Baker and Curt A. Reynders), and Signatures. No other changes have been made to the Original Filing or its exhibits.

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Sept. 30, 2018	March 31, 2018*
ASSETS
Current assets
Cash and cash equivalents	$6,047,918	$4,755,082
Marketable securities, short-term	23,941,749	20,765,809
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,045,230	2,888,779
Inventories	3,575,963	3,650,439
Prepaid expenses and other assets	650,748	635,160
Total current assets	37,261,608	32,695,269
Fixed assets
Machinery and equipment	9,395,987	9,395,987
Leasehold improvements	1,787,269	1,749,284
	11,183,256	11,145,271
Less accumulated depreciation and amortization	10,066,677	9,819,888
Net fixed assets	1,116,579	1,325,383
Deferred tax assets	625,024	572,655
Marketable securities, long-term	46,860,152	52,838,158
Total assets	$85,863,363	$87,431,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$253,702	$414,970
Accrued payroll and other	462,262	574,755
Total current liabilities	715,964	989,725

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,844,010 issued and outstanding as of Sept. 30, 2018 and 4,842,010 as of March 31, 2018	48,440	48,420
Additional paid-in capital	19,817,088	19,599,298
Accumulated other comprehensive loss	(1,031,790)	(915,635)
Retained earnings	66,313,661	67,709,657
Total shareholders’ equity	85,147,399	86,441,740
Total liabilities and shareholders’ equity	$85,863,363	$87,431,465

*The March 31, 2018 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2018	2017
Revenue
Product sales	$7,054,977	$6,387,080
Contract research and development	451,098	609,154
Total revenue	7,506,075	6,996,234
Cost of sales	1,352,845	1,353,169
Gross profit	6,153,230	5,643,065
Expenses
Research and development	971,963	1,030,504
Selling, general, and administrative	377,448	348,363
Total expenses	1,349,411	1,378,867
Income from operations	4,803,819	4,264,198
Interest income	443,325	387,860
Income before taxes	5,247,144	4,652,058
Provision for income taxes	964,534	1,491,023
Net income	$4,282,610	$3,161,035
Net income per share – basic	$0.88	$0.65
Net income per share – diluted	$0.88	$0.65
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,843,032	4,841,010
Diluted	4,852,644	4,845,632

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Sept. 30
	2018	2017
Net income	$4,282,610	$3,161,035
Unrealized gain from marketable securities, net of tax	51,237	12,738
Comprehensive income	$4,333,847	$3,173,773

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2018	2017
Revenue
Product sales	$13,925,623	$13,269,753
Contract research and development	688,358	1,334,147
Total revenue	14,613,981	14,603,900
Cost of sales	2,748,850	3,151,535
Gross profit	11,865,131	11,452,365
Expenses
Research and development	1,960,989	1,936,229
Selling, general, and administrative	706,209	747,724
Total expenses	2,667,198	2,683,953
Income from operations	9,197,933	8,768,412
Interest income	868,095	749,638
Income before taxes	10,066,028	9,518,050
Provision for income taxes	1,838,369	3,059,400
Net income	$8,227,659	$6,458,650
Net income per share – basic	$1.70	$1.33
Net income per share – diluted	$1.70	$1.33
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,842,524	4,841,010
Diluted	4,851,072	4,845,907

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2018	2017
Net income	$8,227,659	$6,458,650
Unrealized (loss) gain from marketable securities, net of tax	(55,790)	67,765
Comprehensive income	$8,171,869	$6,526,415

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended Sept. 30
2018		2017
OPERATING ACTIVITIES
Net income	$8,227,659	$6,458,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357,166	480,143
Stock-based compensation	93,360	40,920
Deferred income taxes	(36,743)	(113,718)
Changes in operating assets and liabilities:
Accounts receivable	(156,451)	777,184
Inventories	74,476	(146,180)
Prepaid expenses and other assets	(15,588)	84,093
Accounts payable and accrued expenses	(273,761)	(122,053)
Deferred revenue	-	(142,733)
Net cash provided by operating activities	8,270,118	7,316,306

INVESTING ACTIVITIES
Purchases of fixed assets	(37,985)	(526,377)
Purchases of marketable securities	(6,679,727)	(12,138,960)
Proceeds from maturities and sales of marketable securities	9,300,000	11,940,000
Net cash provided by (used in) investing activities	2,582,288	(725,337)

FINANCING ACTIVITIES
Proceeds from sale of common stock	124,450	-
Payment of dividends to shareholders	(9,684,020)	(9,682,020)
Net cash used in financing activities	(9,559,570)	(9,682,020)

Increase (decrease) in cash and cash equivalents	1,292,836	(3,091,051)
Cash and cash equivalents at beginning of period	4,755,082	8,199,364

Cash and cash equivalents at end of period	$6,047,918	$5,108,313

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,866,045	$2,975,019

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

 NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The results of operations for the quarter or six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2019.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of September 30, 2018 or March 31, 2018.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
     In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, which will be fiscal 2021 for us. Early adoption is permitted for the removed disclosures and delayed adoption is permitted until fiscal 2021 for the new disclosures. We adopted ASU 2018-13 early, effective the quarter ended September 30, 2018. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures on a prospective basis. The adoption did not have a significant effect on our financial statements.

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

New Accounting Standard Not Yet Adopted
     In February 2016, the FASB issued ASU No. 2016-02, Lease Accounting. ASU 2016-02 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which will be fiscal 2020 for us. In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. This ASU provides companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements. We expect to adopt the new lease guidance using the newly-approved transition method. We expect to recognize a liability and corresponding asset associated with in-scope operating and finance leases but are still in the process of determining those amounts and the processes required to account for leasing activity on an ongoing basis.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended Sept. 30
	2018	2017
Weighted average common shares outstanding – basic	4,843,032	4,841,010
Dilutive effect of stock options	9,612	4,622
Shares used in computing net income per share – diluted	4,852,644	4,845,632

	Six Months Ended Sept. 30
	2018	2017
Weighted average common shares outstanding – basic	4,842,524	4,841,010
Dilutive effect of stock options	8,548	4,897
Shares used in computing net income per share – diluted	4,851,072	4,845,907

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

     The fair value of our available-for-sale securities as of September 30, 2018 by maturity were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$76,576,286	$29,716,134	$22,784,235	$24,075,917

     Total available-for-sale securities represented approximately 89% of our total assets. Marketable securities as of September 30, 2018 had remaining maturities between one and 55 months.

     Generally accepted accounting principles establish a framework for measuring fair value, provide a definition of fair value, and prescribe required disclosures about fair-value measurements. Generally accepted accounting principles define fair value as the price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Generally accepted accounting principles utilize a valuation hierarchy for disclosure of fair value measurements. The categorization within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The categories within the valuation hierarchy are described as follows:

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of September 30, 2018			As of March 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$5,774,385	$-	$5,774,385	$3,951,032	$-	$3,951,032
Corporate bonds	-	70,801,901	70,801,901	54,517,969	19,085,998	73,603,967
Total	$5,774,385	$70,801,901	$76,576,286	$58,469,001	$19,085,998	$77,554,999

     Our available-for-sale securities as of September 30 and March 31, 2018, aggregated into classes of securities, were as follows:
	As of September 30, 2018				As of March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,774,385	$-	$-	$5,774,385	$3,951,032	$-	$-	$3,951,032
Corporate bonds	72,122,677	-	(1,320,776)	70,801,901	74,853,327	-	(1,249,360)	73,603,967
Total	$77,897,062	$-	$(1,320,776)	$76,576,286	$78,804,359	$-	$(1,249,360)	$77,554,999

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2018.
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of September 30, 2018
Corporate bonds	$47,928,537	$(580,584)	$22,873,364	$(740,192)	$70,801,901	$(1,320,776)
Total	$47,928,537	$(580,584)	$22,873,364	$(740,192)	$70,801,901	$(1,320,776)

As of March 31, 2018
Corporate bonds	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)
Total	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)

     We did not consider any of our available-for-sale securities to be impaired as of September 30, 2018. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of September 30, 2018.

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	Sept. 30, 2018	March 31, 2018
Raw materials	$1,103,638	$1,084,030
Work in process	1,871,388	1,828,492
Finished goods	600,937	737,917
Total inventories	$3,575,963	$3,650,439

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $93,360 for the second quarter and first six months of fiscal 2019, and $40,920 for the second quarter and first six months of fiscal 2018. Stock-based compensation expenses for the quarters and six months ended September 30, 2018 and 2017 were due to the automatic issuance to our non-employee directors of options to purchase 1,000 shares of stock on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model. The increase in stock-based compensation expense for fiscal 2019 compared to fiscal 2018 was due to an increase in the model valuation for the same number of options to purchase shares.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) was enacted December 22, 2017. The Tax Reform Act reduced certain Federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. As a result of the Tax Reform Act, our tax rate decreased to an estimated 18% for fiscal 2019 from 30% for fiscal 2018.

     We had no unrecognized tax benefits as of September 30, 2018, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2018 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2014 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

 NOTE 9. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended September 30, 2018. The remaining authorization was $4,540,806 as of September 30, 2018. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 10. SUBSEQUENT EVENTS
     On October 17, 2018 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 30, 2018 to shareholders of record as of the close of business October 29, 2018.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2018. As of September 30, 2018 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2018 compared to quarter ended September 30, 2017
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Sept. 30		Quarter- to-Quarter Change
	2018	2017
Revenue
Product sales	94.0%	91.3%	10.5%
Contract research and development	6.0%	8.7%	(25.9)%
Total revenue	100.0%	100.0%	7.3%
Cost of sales	18.0%	19.3%	0.0%
Gross profit	82.0%	80.7%	9.0%
Expenses
Research and development	13.0%	14.8%	(5.7)%
Selling, general, and administrative	5.0%	5.0%	8.3%
Total expenses	18.0%	19.8%	(2.1)%
Income from operations	64.0%	60.9%	12.7%
Interest income	5.9%	5.6%	14.3%
Income before taxes	69.9%	66.5%	12.8%
Provision for income taxes	12.8%	21.3%	(35.3)%
Net income	57.1%	45.2%	35.5%

     Total revenue for the quarter ended September 30, 2018 (the second quarter of fiscal 2019) increased 7% compared to the quarter ended September 30, 2017 (the second quarter of fiscal 2018). The increase was due to an 10% increase in product sales, partially offset by a 26% decrease in contract research and development revenue.

     The increase in product sales from the prior-year quarter was primarily due to increased purchase volumes by existing customers and new customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Gross profit margin increased to 82% of revenue for the second quarter of fiscal 2019 compared to 81% for the second quarter of fiscal 2018, due to a more profitable revenue mix.

     Total expenses decreased 2% for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 due to a 6% decrease in research and development expense, partially offset by a 8% increase in selling, general, and administrative expense. The decrease in research and development expense was due to the timing of new product development expenses. The increase in selling, general, and administrative expense was primarily due to an increase in noncash stock-based compensation expense to $93,360 from $40,920. The increase in stock-based compensation expense for fiscal 2019 compared to fiscal 2018 was due to an increase in the model valuation for the same number of options to purchase shares.

     Interest income for the second quarter of fiscal 2019 increased 14% due to an increase in the average interest rates on our marketable securities, partially offset by a decrease in our securities.

     Our effective tax rate was 18% of net income before taxes for the quarter compared to 32% in the prior-year quarter. The decrease was due to the effect of a decrease in the Federal tax rate and certain other provisions with the enactment of the Tax Reform Act. See Note 8 to the financial statements for more information on income taxes.

     The 35% increase in net income in the second quarter of fiscal 2019 compared to the prior-year quarter was primarily due to an increase in product sales and a decrease in the Federal tax rate.

Six months ended September 30, 2018 compared to six months ended September 30, 2017
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2018	2017
Revenue
Product sales	95.3%	90.9%	4.9%
Contract research and development	4.7%	9.1%	(48.4)%
Total revenue	100.0%	100.0%	0.1%
Cost of sales	18.8%	21.6%	(12.8)%
Gross profit	81.2%	78.4%	3.6%
Expenses
Research and development	13.4%	13.3%	1.3%
Selling, general, and administrative	4.9%	5.1%	(5.6)%
Total expenses	18.3%	18.4%	(0.6)%
Income from operations	62.9%	60.0%	4.9%
Interest income	6.0%	5.2%	15.8%
Income before taxes	68.9%	65.2%	5.8%
Provision for income taxes	12.6%	21.0%	(39.9)%
Net income	56.3%	44.2%	27.4%

     Total revenue for the six months ended September 30, 2018 increased slightly compared to the six months ended September 30, 2017, as a 5% increase in product sales was nearly offset by a 48% decrease in contract research and development revenue.

     The increase in product sales from the prior-year period was due to increased purchase volumes by existing customers and new customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Gross profit margin increased to 81% of revenue for the second quarter of fiscal 2019 compared to 78% for the second quarter of fiscal 2018, due to a more profitable revenue mix.

     Total expenses decreased 1% for the first six months of fiscal 2019 compared to the first six months of fiscal 2018, due to a 6% decrease in selling, general, and administrative expense, partially offset by a 1% increase in research and development expense. The decrease in selling, general, and administrative expense was due to staffing changes.

     Our effective tax rate was 18% of net income before taxes for the first six months of fiscal 2019, compared to 32% in the prior-year period. The decrease was due to the effect of a decrease in the Federal tax rate and certain other provisions with the enactment of the Tax Reform Act. See Note 8 to the financial statements for more information on income taxes.

     The 27% increase in net income in the first six months of fiscal 2019 compared to the prior-year period was primarily due to an increase in product sales, an increase in gross profit margin, and a decrease in the Federal tax rate, partially offset by a decrease in contract research and development revenue.

Liquidity and capital resources
Overview
     Cash and cash equivalents were $6,047,918 as of September 30, 2018 compared to $4,755,082 as of March 31, 2018. The $1,292,836 increase in cash and cash equivalents during the six months ended September 30, 2018 was due to $8,270,118 in net cash provided by operating activities and $2,582,288 of cash provided by investing activities, partially offset by $9,559,570 of net cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Investing Activities
     Cash provided by investing activities in the six months ended September 30, 2018 was due to $9,300,000 of marketable security maturities, partially offset by $6,679,727 of purchases of marketable securities and $37,985 of purchases of fixed assets.

Financing Activities
     Cash used in financing activities in the first six months of fiscal 2019 was due to $9,684,020 of cash dividends paid to shareholders, partially offset by $124,450 of proceeds from the sale of common stock from stock option exercises. In addition to the dividends already paid in fiscal 2019, on October 17, 2018 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,844,010 based on shares outstanding as of October 12, 2018, to be paid November 30, 2018. We plan to fund dividends through cash provided by operating activities and proceeds from maturities and sales of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended September 30, 2018, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NVE CORPORATION
(Registrant)

October 17, 2018	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 17, 2018	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer