Form 10-Q
period 2018-12-31
NVE CORP /NEW/
filed 2019-01-23
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2018
or
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
[X] Yes  [   ] No

     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Common Stock, $0.01 Par Value – 4,846,010 shares outstanding as of January 18, 2019

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2018 and 2017

          Statements of Comprehensive Income for the Quarters Ended December 31, 2018 and 2017

          Statements of Income for the Nine Months Ended December 31, 2018 and 2017

          Statements of Comprehensive Income for the Nine Months Ended December 31, 2018 and 2017

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Dec. 31, 2018	March 31, 2018*
ASSETS
Current assets
Cash and cash equivalents	$6,206,549	$4,755,082
Marketable securities, short-term	17,445,586	20,765,809
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,717,728	2,888,779
Inventories	4,141,481	3,650,439
Prepaid expenses and other assets	755,806	635,160
Total current assets	31,267,150	32,695,269
Fixed assets
Machinery and equipment	9,426,267	9,395,987
Leasehold improvements	1,787,269	1,749,284
	11,213,536	11,145,271
Less accumulated depreciation and amortization	10,192,504	9,819,888
Net fixed assets	1,021,032	1,325,383
Deferred tax assets	590,391	572,655
Marketable securities, long-term	51,907,552	52,838,158
Total assets	$84,786,125	$87,431,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$313,116	$414,970
Accrued payroll and other	552,834	574,755
Total current liabilities	865,950	989,725

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,846,010 shares issued and outstanding as of Dec. 31, 2018 and 4,842,010 as of March 31, 2018	48,460	48,420
Additional paid-in capital	19,910,558	19,599,298
Accumulated other comprehensive loss	(929,899)	(915,635)
Retained earnings	64,891,056	67,709,657
Total shareholders’ equity	83,920,175	86,441,740
Total liabilities and shareholders’ equity	$84,786,125	$87,431,465

*The March 31, 2018 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2018	2017
Revenue
Product sales	$5,991,241	$6,448,831
Contract research and development	278,164	911,958
Total revenue	6,269,405	7,360,789
Cost of sales	1,169,406	1,657,700
Gross profit	5,099,999	5,703,089
Expenses
Research and development	1,126,975	852,739
Selling, general, and administrative	268,905	313,033
Total expenses	1,395,880	1,165,772
Income from operations	3,704,119	4,537,317
Interest income	457,204	404,665
Income before taxes	4,161,323	4,941,982
Provision for income taxes	739,918	1,370,380
Net income	$3,421,405	$3,571,602
Net income per share – basic	$0.71	$0.74
Net income per share – diluted	$0.71	$0.74
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,845,010	4,841,369
Diluted	4,850,507	4,847,290

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Dec. 31
	2018	2017
Net income	$3,421,405	$3,571,602
Unrealized gain (loss) from marketable securities, net of tax	101,891	(295,458)
Comprehensive income	$3,523,296	$3,276,144

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2018	2017
Revenue
Product sales	$19,916,864	$19,718,584
Contract research and development	966,522	2,246,105
Total revenue	20,883,386	21,964,689
Cost of sales	3,918,256	4,809,235
Gross profit	16,965,130	17,155,454
Expenses
Research and development	3,087,964	2,788,968
Selling, general, and administrative	975,114	1,060,757
Total expenses	4,063,078	3,849,725
Income from operations	12,902,052	13,305,729
Interest income	1,325,299	1,154,303
Income before taxes	14,227,351	14,460,032
Provision for income taxes	2,578,287	4,429,780
Net income	$11,649,064	$10,030,252
Net income per share – basic	$2.41	$2.07
Net income per share – diluted	$2.40	$2.07
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,843,355	4,841,130
Diluted	4,850,120	4,846,036

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2018	2017
Net income	$11,649,064	$10,030,252
Unrealized gain (loss) from marketable securities, net of tax	46,101	(227,693)
Comprehensive income	$11,695,165	$9,802,559

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended Dec. 31
2018		2017
OPERATING ACTIVITIES
Net income	$11,649,064	$10,030,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531,685	726,842
Stock-based compensation	93,360	40,920
Deferred income taxes	(30,648)	153,954
Changes in operating assets and liabilities:
Accounts receivable	171,051	1,270,936
Inventories	(491,042)	(238,028)
Prepaid expenses and other assets	(120,646)	(360,675)
Accounts payable and accrued expenses	(123,775)	(159,525)
Deferred revenue	-	(142,733)
Net cash provided by operating activities	11,679,049	11,321,943

INVESTING ACTIVITIES
Purchases of fixed assets	(68,265)	(604,755)
Purchases of marketable securities	(11,649,227)	(16,256,210)
Proceeds from maturities and sales of marketable securities	15,800,000	16,540,000
Net cash provided by (used in) investing activities	4,082,508	(320,965)

FINANCING ACTIVITIES
Proceeds from sale of common stock	217,940	51,040
Payment of dividends to shareholders	(14,528,030)	(14,523,030)
Net cash used in financing activities	(14,310,090)	(14,471,990)

Increase (decrease) in cash and cash equivalents	1,451,467	(3,471,012)
Cash and cash equivalents at beginning of period	4,755,082	8,199,364

Cash and cash equivalents at end of period	$6,206,549	$4,728,352

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,696,045	$4,615,019

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. The results of operations for the quarter or nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2019.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of December 31, 2018 or March 31, 2018.

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

New Accounting Standards Not Yet Adopted
     In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies codification and corrects unintended application of the guidance. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 and ASU 2018-19 are effective for financial statements issued for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, which will be fiscal 2021 for us. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

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

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended Dec. 31
	2018	2017
Weighted average common shares outstanding – basic	4,845,010	4,841,369
Dilutive effect of stock options	5,497	5,921
Shares used in computing net income per share – diluted	4,850,507	4,847,290

	Nine Months Ended Dec. 31
	2018	2017
Weighted average common shares outstanding – basic	4,843,355	4,841,130
Dilutive effect of stock options	6,765	4,906
Shares used in computing net income per share – diluted	4,850,120	4,846,036

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

    The fair value of our available-for-sale securities as of December 31, 2018 by maturity were as follows::
Total	<1 Year	1–3 Years	3–5 Years
$75,268,216	$23,360,664	$22,867,445	$29,040,107

     Total available-for-sale securities represented approximately 89% of our total assets. Marketable securities as of December 31, 2018 had remaining maturities between two weeks and 55 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of December 31, 2018			As of March 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$5,915,078	$-	$5,915,078	$3,951,032	$-	$3,951,032
Corporate bonds	-	69,353,138	69,353,138	54,517,969	19,085,998	73,603,967
Total	$5,915,078	$69,353,138	$75,268,216	$58,469,001	$19,085,998	$77,554,999

     Our available-for-sale securities as of December 31 and March 31, 2018, aggregated into classes of securities, were as follows:
	As of December 31, 2018				As of March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$5,915,078	$-	$-	$5,915,078	$3,951,032	$-	$-	$3,951,032
Corporate bonds	70,543,485	19,403	(1,209,750)	69,353,138	74,853,327	-	(1,249,360)	73,603,967
Total	$76,458,563	$19,403	$(1,209,750)	$75,268,216	$78,804,359	$-	$(1,249,360)	$77,554,999

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2018.
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of December 31, 2018
Corporate bonds	$17,553,361	$(122,792)	$46,810,042	$(1,086,958)	$64,363,403	$(1,209,750)
Total	$17,553,361	$(122,792)	$46,810,042	$(1,086,958)	$64,363,403	$(1,209,750)

As of March 31, 2018
Corporate bonds	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)
Total	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)

     We did not consider any of our available-for-sale securities to be impaired as of December 31, 2018. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of December 31, 2018.

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	December 31, 2018	March 31, 2018
Raw materials	$1,155,148	$1,084,030
Work in process	2,265,585	1,828,492
Finished goods	720,748	737,917
Total inventories	$4,141,481	$3,650,439

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $93,360 for the first nine months of fiscal 2019 and $40,920 for the first nine months of fiscal 2018. Stock-based compensation expenses were due to the automatic issuance to our non-employee directors of options to purchase 1,000 shares of stock on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model. The increase in stock-based compensation expense for fiscal 2019 compared to fiscal 2018 was due to an increase in the model valuation for the same number of options to purchase shares.

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

     We had no unrecognized tax benefits as of December 31, 2018, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2018 we had no accrued interest related to uncertain tax positions. The tax years 1999 and 2014 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended December 31, 2018. The remaining authorization was $4,540,806 as of December 31, 2018. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 10. SUBSEQUENT EVENTS
     On January 23, 2019 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 28, 2019 to shareholders of record as of the close of business February 4, 2019.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2018. As of December 31, 2018 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2018 compared to quarter ended December 31, 2017
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended Dec. 31		Quarter- to-Quarter Change
	2018	2017
Revenue
Product sales	95.6%	87.6%	(7.1)%
Contract research and development	4.4%	12.4%	(69.5)%
Total revenue	100.0%	100.0%	(14.8)%
Cost of sales	18.7%	22.5%	(29.5)%
Gross profit	81.3%	77.5%	(10.6)%
Expenses
Research and development	17.9%	11.6%	32.2%
Selling, general, and administrative	4.3%	4.3%	(14.1)%
Total expenses	22.2%	15.9%	19.7%
Income from operations	59.1%	61.6%	(18.4)%
Interest income	7.3%	5.5%	13.0%
Income before taxes	66.4%	67.1%	(15.8)%
Provision for income taxes	11.8%	18.6%	(46.0)%
Net income	54.6%	48.5%	(4.2)%

     Total revenue for the quarter ended December 31, 2018 (the third quarter of fiscal 2019) decreased 15% compared to the quarter ended December 31, 2017 (the third quarter of fiscal 2018). The decrease was due to a 7% decrease in product sales and a 69% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was primarily due to decreased purchases by existing customers. The decrease in contract research and development revenue for the third quarter of fiscal 2019 was due to the completion of certain contracts.

     Gross profit margin increased to 81% of revenue for the third quarter of fiscal 2019 compared to 77% for the third quarter of fiscal 2018 due to a more profitable revenue mix.

     Total expenses increased 20% for the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018, due to a 32% increase in research and development expense partially offset by a 14% decrease in selling, general, and administrative expense. The increase in research and development expense was due to an increase in new product development activities. The decrease in selling, general, and administrative expense was due to staffing changes.

     Interest income for the third quarter of fiscal 2019 increased 13% due to an increase in the average interest rates on our marketable securities, partially offset by a decrease in our securities.

     Our effective tax rate was 18% of net income before taxes for the quarter, compared to 28% in the prior-year quarter. The decreased tax rate was due to the full effects of a decrease in the Federal tax rate and certain other provisions with the enactment of the Tax Reform Act. See Note 8 to the financial statements for more information on income taxes.

     The 4% decrease in net income in the third quarter of fiscal 2019 compared to the prior-year quarter was primarily due to a decrease in total revenue and an increase in research and development expense, partially offset by an increase in gross profit margin, an increase in interest income, and a decrease in the provision for income taxes.

Nine months ended December 31, 2018 compared to nine months ended December 31, 2017
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2018	2017
Revenue
Product sales	95.4%	89.8%	1.0%
Contract research and development	4.6%	10.2%	(57.0)%
Total revenue	100.0%	100.0%	(4.9)%
Cost of sales	18.8%	21.9%	(18.5)%
Gross profit	81.2%	78.1%	(1.1)%
Expenses
Research and development	14.8%	12.7%	10.7%
Selling, general, and administrative	4.6%	4.8%	(8.1)%
Total expenses	19.4%	17.5%	5.5%
Income from operations	61.8%	60.6%	(3.0)%
Interest income	6.3%	5.2%	14.8%
Income before taxes	68.1%	65.8%	(1.6)%
Provision for income taxes	12.3%	20.1%	(41.8)%
Net income	55.8%	45.7%	16.1%

     Total revenue for the nine months ended December 31, 2018 decreased 5% compared to the nine months ended December 31, 2017, due to a 57% decrease in contract research and development revenue. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Gross profit margin increased to 81% of revenue for the first nine months of fiscal 2019 compared to 78% for the first nine months of fiscal 2018, due to a more profitable revenue mix.

     Total expenses increased 6% for the first nine months of fiscal 2019 compared to the first nine months of fiscal 2018, due to an 11% increase in research and development expense, partially offset by an 8% decrease in selling, general, and administrative expense. The increase in research and development expense was due to an increase in new product development activities. The decrease in selling, general, and administrative expense was due to staffing changes.

     Interest income for the first nine months of fiscal 2019 increased 15% due to an increase in the average interest rates on our marketable securities, partially offset by a decrease in our securities.

     Our effective tax rate was 18% of net income before taxes for the first nine months of fiscal 2019, compared to 31% in the prior-year period. The decrease was due to the effect of a decrease in the Federal tax rate and certain other provisions with the enactment of the Tax Reform Act. See Note 8 to the financial statements for more information on income taxes.

     The 16% increase in net income in the first nine months of fiscal 2019 compared to the prior-year period was primarily due to increased gross profit margin and a decrease in the provision for income taxes.

Liquidity and capital resources
Overview
     Cash and cash equivalents were $6,206,549 as of December 31, 2018 compared to $4,755,082 as of March 31, 2018. The $1,451,467 increase in cash and cash equivalents during the nine months ended December 31, 2018 was due to $11,679,049 in net cash provided by operating activities and $4,082,508 of cash provided by investing activities, partially offset by $14,310,090 of cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Investing Activities
     Cash provided by investing activities in the nine months ended December 31, 2018 was due to $15,800,000 of marketable security maturities, partially offset by $11,649,227 of purchases of marketable securities and $68,265 of purchases of fixed assets.

Financing Activities
     Cash used in financing activities in the first nine months of fiscal 2019 was due to $14,528,030 of cash dividends paid to shareholders, partially offset by $217,940 in proceeds from sale of common stock from stock option exercises. In addition to the dividends already paid in fiscal 2019, on January 23, 2019 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,846,010 based on shares outstanding as of January 18, 2019, to be paid February 28, 2019. We plan to fund dividends through cash provided by operating activities and proceeds from maturities and sales of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as December 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended December 31, 2018, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NVE CORPORATION
(Registrant)

January 23, 2019	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 23, 2019	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer