Form 10-K
period 2019-03-31
NVE CORP /NEW/
filed 2019-05-01
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________to____________________
Commission file number 000-12196

NVE CORPORATION
(Exact name of registrant as specified in its charter)
Minnesota	41-1424202
State or other jurisdiction of incorporation or organization	(I.R.S.Employer Identification No.)

11409 Valley View Road, Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (952) 829-9217

 Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market, LLC

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
Yes [X]  No [   ]
     Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]  No [X]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 28, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $294 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 26, 2019 was 4,846,010.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our Proxy Statement for our 2019 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.
     Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NVEC	The NASDAQ Stock Market, LLC

NVE CORPORATION
INDEX TO FORM 10-K

PART I
Item 1. Business.
Our Strategy
Our Products and Markets
Product Manufacturing
Sales and Product Distribution
New Product Status
Our Competition
Sources and Availability of Raw Materials
Intellectual Property
Working Capital Items
Dependence on Major Customers
Firm Backlog
Environmental Matters
Number of Employees
Available Information
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Mine Safety Disclosures.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
Shareholders
Securities Authorized for Issuance Under Equity Compensation Plans
Stock Repurchase Program
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
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations of these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to the economic environments in the industries we serve, uncertainties related to future sales and revenues, risks related to changes in tariffs and other trade barriers, uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

Sales and Product Distribution
     We rely on distributors who stock our products and sell them in more than 75 countries. Distributors of our products include America II Electronics, Inc., Avnet companies, and Digi-Key Corporation. Our distributor agreements generally renew annually. In addition, we distribute versions of some of our products under private-brand partnerships with large integrated device manufacturers. These private-brand partnerships broaden our distribution and enhance our sales support, technical support, and brand awareness.

New Product Status
     In the past year we began marketing a number of new products, including:
•	smart magnetometer sensors for Internet of Things and automotive applications;
•	smart angle sensors for Internet of Things and automotive applications;
•	new current sensors for motor control and automotive applications;
•	lower-power sensors and couplers;
•	private-label couplers; and
•	new antitamper sensors.

     Long-term product development programs in fiscal 2019 included:
•	custom integrated circuits for smart sensors;
•	biosensors for enhancing food safety; and
•	power conversion integrated circuits.

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

Intellectual Property
Patents
     As of March 31, 2019 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

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

Firm Backlog
     As of March 31, 2019 we had $354,650 of contract research and development backlog we believed to be firm, and which we expect to be filled in fiscal 2020. Certain contracts have performance requirements and milestones, and there can be no assurance that backlog will result in future revenue. Our product sales are made primarily under standard purchase orders, which are generally cancellable. Therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

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

Number of Employees
     We had 48 employees as of March 31, 2019. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

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
     We have a number of competitors and potential competitors, many of whom have significantly greater financial, technical, and marketing resources than us. We believe that our competition is increasing as the technology and markets mature. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and we may lose business to competitors or it may be necessary to significantly reduce our prices in order to acquire or retain business. These factors could cause a material adverse impact on our financial condition, revenue, gross profit margins, or income.

We may lose revenue if we are unable to maintain important certifications.
     Our quality management system is certified to the ISO 9001 standard, and we have received a letter of conformance for the International Automotive Task Force (IATF) 16949 automotive sector-specific standard. Our products are also subject to independent certification and listings including by the Automotive Electronics Council (AEC), the VDE Institute, and UL LLC. These certifications are subject to a number of rigorous conditions. The suspension or loss of any of these certifications or listings could cause us to be disqualified by one or more of our customers, and could have a material adverse impact on our business and revenue.

We may lose revenue if we are unable to renew customer agreements.
     We have agreements with certain customers, including a Supply Agreement, as amended, with Sonova AG, which expires March 1, 2020, and a Supplier Partnering Agreement, as amended, with Abbott Laboratories expires January 1, 2021. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of these customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     Although our revenue from agencies of the U.S. Government was less than 10% of our total revenue in each of the past two fiscal years, a material decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason could hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is affected by Government budgets and priorities that can change and over which we have no control, and delays in such funding can occur for a number of reasons. Interruptions in the Government funding process such as federal budget delays, debt ceiling limitations, shutdowns, or sequestration may impact Government contract funding. Furthermore, some of our Government funding has been through Small Business Innovation Research (SBIR) or Small Business Technology Transfer Research (STTR) contracts. SBIR and STTR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense.

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
     Claims based on warranty, product liability, or delivery failures that could lead to significant expenses as we defend such claims or pay damage awards. We may also incur costs if we decide to compensate the affected customer or end consumer for such claims. In addition, if our customers recall products containing our products, we may incur costs and expenses relating to the recall. Costs or payments we may make in connection with warranty, delivery claims, or product recalls may adversely affect our business and financial condition.

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

The malfunction of our products in medical devices could lead to the need to recall devices incorporating our products from the market, which may be harmful to our reputation and cause a significant loss of revenue.
     The malfunction of our products that are incorporated in medical devices could lead to the recall of existing medical devices incorporating our products. Such a recall could be harmful to our reputation for product safety and efficacy. Even if assertions that our products caused or contributed to device failure do not lead to product liability or contract claims, such assertions could harm our reputation and customer relationships. Any damage to our reputation and/or the reputation of our products, or the reputation of our customers or their products could limit the market for our and our customers’ products and harm our results of operations.

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
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to insolvency or acts of God, including floods, typhoons, or earthquakes. Certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it could prove expensive, time-consuming, or technically challenging to convert to an alternate vendor. Furthermore, an alternate vendor may not have sufficient capacity available to meet our requirements. Additionally, we might not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales are a significant portion of our revenue and we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; acts of God, including floods, typhoons, cyclones and earthquakes; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

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
     As of March 31, 2019, we held $67,413,454 in short-term and long-term marketable securities, representing approximately 81% of our total assets. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increased default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Defaults, default risks, or changes in market conditions could cause us to incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows, and our ability to pay dividends.

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
     While we currently plan to pay quarterly dividends indefinitely, our payment of cash dividends will be subject to, among other things, our results of operations, cash and marketable security balances, the timing of securities maturations, estimates of future cash requirements, fixed asset requirements, and other factors our Board may deem relevant. Because they are generally more than our current cash flow from operations, recent and declared dividend amounts may be unsustainable. Any reduction or discontinuance by us of cash dividends could cause the market price of our common stock to decline.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	technological innovations by us or our competitors;
•	the announcement of new products, product enhancements, or contracts by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	loss of customers, decreases in customers’ purchases, or decreases in customers’ purchase prices;
•	changes in demand for our customers’ products;
•	quarterly variations in our financial results, revenue, or revenue growth rates;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve;
•	legal proceedings involving us, including intellectual property litigation or class action litigation;
•	changes in Federal corporate income tax rates or changes in other tax provisions;
•	changes in tariffs, customs, duties, or other trade barriers in foreign jurisdictions where we purchase raw materials or sell our products; and
•	our stock repurchase and dividend policies and decisions.

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

     Dividends have been funded from net cash provided by operating activities and proceeds from maturities of marketable securities. Our dividend policy is subject to change at any time, and future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, future cash requirements, and other factors our Board may deem relevant.

Shareholders
     We have approximately 67 shareholders of record as of April 11, 2019. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans
     Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2019 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Repurchase Program
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We did not repurchase any Common Stock in fiscal 2019 or 2018. The remaining authorization was $4,540,806 as of March 31, 2019.

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

Investment Valuation
     Our investments consist primarily of corporate obligations. We have generally invested excess cash in high-quality investment grade long-term marketable securities with less than five years to maturity. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive loss.” If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized to net income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and could result in other-than-temporary decline in value, which could have an adverse impact on our results of operations.

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $190,000 as of March 31, 2019 and March 31, 2018.

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

     We had $353,735 of net deferred tax assets as of March 31, 2019 and $572,655 as of March 31, 2018. Net deferred tax assets included $62,671 in deferred tax assets for stock-based compensation deductions as of March 31, 2019 and $55,886 as of March 31, 2018.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last two fiscal years:

	Percentage of Revenue Year Ended March 31		Year- to-Year Change
	2019	2018
Revenue
Product sales	95.5%	91.5%	(7.4)%
Contract research and development	4.5%	8.5%	(53.5)%
Total revenue	100.0%	100.0%	(11.4)%
Cost of sales	19.7%	21.0%	(16.9)%
Gross profit	80.3%	79.0%	(9.9)%
Expenses
Research and development	15.5%	12.4%	10.9%
Selling, general, and administrative	4.6%	4.8%	(14.7)%
Total expenses	20.1%	17.2%	3.8%
Income from operations	60.2%	61.8%	(13.7)%
Interest income	6.7%	5.2%	14.6%
Income before taxes	66.9%	67.0%	(11.5)%
Income tax provision	12.1%	20.4%	(47.5)%
Net income	54.8%	46.6%	4.3%

     Total revenue for fiscal 2019 decreased 11% compared to fiscal 2018 due to a 7% decrease in product sales and a 54% decrease in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Gross profit margin for fiscal 2019 increased to 80% from 79% for fiscal 2018 due to a more profitable revenue mix.

     Total expenses increased 4% for fiscal 2019 compared to fiscal 2018, due to an 11% increase in research and development expense, partially offset by an 15% decrease in selling, general, and administrative expense. The increase in research and development expense was due to an increase in new product development activities. The decrease in selling, general, and administrative expense was due to staffing changes.

     Interest income increased 15% in fiscal 2019 compared to fiscal 2018 due to an increase in the average interest rates on our marketable securities, partially offset by a decrease in our securities.

     The effective income tax rate was 18% of income before taxes for fiscal 2019, compared to 30% for the prior year. The decrease was due to the effect of a decrease in the Federal tax rate and certain other provisions with the enactment of the Tax Reform Act. See Note 6 to the financial statements for more information on income taxes.

     Net income increased 4% in fiscal 2019 compared to fiscal 2018, primarily due to a decrease in the provision for income taxes, increased gross profit margin, a decrease in selling, general, and administrative expense, and an increase in interest income, partially offset by an increase in research and development expense.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $6,877,304 as of March 31, 2019 compared to $4,755,082 as of March 31, 2018. The $2,122,222 increase in cash and cash equivalents was due to $14,218,994 in net cash provided by operating activities and $7,059,328 net cash provided by investing activities, less $19,156,100 net cash used in financing activities.

Operating Activities
     Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for fiscal 2019 and 2018. Net cash provided by operating activities was $14,218,994 for fiscal 2019 and $15,151,928 for fiscal 2018.

     Inventory increased $614,437 in fiscal 2019 primarily due to the timing of raw material purchases.

 Investing Activities
     Net cash provided by investing activities in fiscal 2019 was primarily due to marketable security maturities of $20,800,000, partially offset by fixed assets purchases of $68,265 and marketable security purchases of $13,672,407.

     Purchases of fixed assets were $68,265 in fiscal 2019 and $604,800 in fiscal 2018. Purchases were primarily for capital equipment and leasehold improvements to increase our production capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs and equipment purchasing opportunities.

Financing Activities
     Net cash used in financing activities in fiscal 2019 was due to $19,374,040 in cash dividends to shareholders, partially offset by net proceeds from the sale of common stock of $217,940 from stock option exercises.

     In addition to cash dividends to shareholders paid in fiscal 2019, on May 1, 2019 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,846,010 based on shares outstanding as of April 26, 2019, to be paid May 31, 2019. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2020.

Off-Balance-Sheet Arrangements
     Our off-balance sheet arrangements consist of purchase commitments and the operating lease for our facility. We believe these arrangements have no material current or anticipated future effect on our profitability, cash flows, or financial position.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Financial statements and accompanying notes are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework.

     Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2019. Our internal control over financial reporting as of March 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report contained in Item 8 included elsewhere herein.

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

Changes in Internal Controls
     During the quarter ended March 31, 2019, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The sections titled “Proposal 1. Election of Board of Directors” and “Certain Relationships and Related Person Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Executive Officers of the Company” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Director Compensation” to be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 5 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2019 and 2018” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders is incorporated by reference into this section.

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

ITEM 16. FORM 10-K SUMMARY.
     We have elected not to include an optional Form 10-K Summary.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NVE CORPORATION
          (Registrant)

/s/Daniel A. Baker
by Daniel A. Baker
President and Chief Executive Officer

Date    May 1, 2019

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 1, 2019
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 1, 2019
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2019
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 1, 2019
/s/Richard W. Kramp Richard W. Kramp	Director	May 1, 2019
/s/Gary R. Maharaj Gary R. Maharaj	Director	May 1, 2019

NVE CORPORATION
INDEX TO
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the financial statements of the Company as of and for the year ended March 31, 2019, and our report dated May 1, 2019 expressed an unqualified opinion on those financial statements.

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
May 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

Opinion on the financial statements
We have audited the accompanying balance sheets of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2019 and 2018, the related statements of income, comprehensive income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 1, 2019 expressed an unqualified opinion.

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

Minneapolis, Minnesota
May 1, 2019

NVE CORPORATION
BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$6,877,304	$4,755,082
Marketable securities, short-term	12,487,821	20,765,809
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,995,638	2,888,779
Inventories	4,264,876	3,650,439
Prepaid expenses and other assets	816,045	635,160
Total current assets	27,441,684	32,695,269
Fixed assets
Machinery and equipment	9,365,806	9,395,987
Leasehold improvements	1,787,269	1,749,284
	11,153,075	11,145,271
Less accumulated depreciation and amortization	10,258,240	9,819,888
Net fixed assets	894,835	1,325,383
Deferred tax assets	353,735	572,655
Marketable securities, long-term	54,925,633	52,838,158
Total assets	$83,615,887	$87,431,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$375,188	$414,970
Accrued payroll and other	460,488	574,755
Total current liabilities	835,676	989,725

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,846,010 issued and outstanding as of March 31, 2019 and 4,842,010 as of March 31, 2018	48,460	48,420
Additional paid-in capital	19,910,558	19,599,298
Accumulated other comprehensive loss	(82,725)	(915,635)
Retained earnings	62,903,918	67,709,657
Total shareholders’ equity	82,780,211	86,441,740
Total liabilities and shareholders’ equity	$83,615,887	$87,431,465

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2019	2018
Revenue
Product sales	$25,291,306	$27,321,810
Contract research and development	1,181,031	2,542,071
Total revenue	26,472,337	29,863,881
Cost of sales	5,216,112	6,274,744
Gross profit	21,256,225	23,589,137
Expenses
Research and development	4,107,692	3,702,918
Selling, general, and administrative	1,223,971	1,435,592
Total expenses	5,331,663	5,138,510
Income from operations	15,924,562	18,450,627
Interest income	1,785,277	1,558,197
Income before taxes	17,709,839	20,008,824
Provision for income taxes	3,201,903	6,096,152
Net income	$14,507,936	$13,912,672
Net income per share – basic	$3.00	$2.87
Net income per share – diluted	$2.99	$2.87
Cash dividends declared per common share	$4.00	$4.00
Weighted average shares outstanding
Basic	4,844,010	4,841,347
Diluted	4,850,567	4,846,212

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2019	2018
Net income	$14,507,936	$13,912,672
Unrealized gain (loss) from marketable securities, net of tax	893,275	(877,337)
Comprehensive income	$15,401,211	$13,035,335

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2017	4,841,010	$48,410	$19,507,348	$(38,298)	$73,162,025	$92,679,485
Exercise of stock options	1,000	10	51,030			51,040
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(877,337)	(877,337)
Net income					13,912,672	13,912,672
Total comprehensive income						13,035,335
Stock-based compensation			40,920			40,920
Cash dividends declared ($4.00 per share of common stock)					(19,365,040)	(19,365,040)
Balance as of March 31, 2018	4,842,010	48,420	19,599,298	(915,635)	67,709,657	86,441,740
Exercise of stock options	4,000	40	217,900			217,940
Comprehensive income:
Unrealized gain on marketable securities, net of tax				893,275	893,275
Net income					14,507,936	14,507,936
Total comprehensive income						15,401,211
Stock-based compensation			93,360			93,360
Cash dividends declared ($4.00 per share of common stock)					(19,374,040)	(19,374,040)
Cumulative effect of accounting change				(60,365)	60,365
Balance as of March 31, 2019	4,846,010	$48,460	$19,910,558	$(82,725)	$62,903,918	$82,780,211

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended March 31
2019		2018
OPERATING ACTIVITIES
Net income	$14,507,936	$13,912,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	705,197	979,652
Stock-based compensation	93,360	40,920
Deferred income taxes	(31,269)	96,275
Changes in operating assets and liabilities:
Accounts receivable	(106,859)	548,023
Inventories	(614,437)	(292,141)
Prepaid expenses and other assets	(180,885)	(27,877)
Accounts payable and accrued expenses	(154,049)	37,137
Deferred revenue	-	(142,733)
Net cash provided by operating activities	14,218,994	15,151,928

INVESTING ACTIVITIES
Purchases of fixed assets	(68,265)	(604,800)
Purchases of marketable securities	(13,672,407)	(18,217,410)
Proceeds from maturities and sales of marketable securities	20,800,000	19,540,000
Net cash provided by investing activities	7,059,328	717,790

FINANCING ACTIVITIES
Proceeds from sale of common stock	217,940	51,040
Payment of dividends to shareholders	(19,374,040)	(19,365,040)
Net cash used in financing activities	(19,156,100)	(19,314,000)

Increase (decrease) in cash and cash equivalents	2,122,222	(3,444,282)
Cash and cash equivalents at beginning of year	4,755,082	8,199,364

Cash and cash equivalents at end of year	$6,877,304	$4,755,082

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$3,426,045	$5,966,425

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

Accounts Receivable and Allowance for Doubtful Accounts
     We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2019 or 2018.

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

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We have not identified any indicators of impairment during fiscal 2019 or 2018. Depreciation and amortization expense related to fixed assets was $498,813 for fiscal 2019 and $692,665 for fiscal 2018.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of March 31, 2019 or March 31, 2018.

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

Income Taxes
     We account for income taxes using the asset and liability method. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of assets and liabilities. We provide valuation allowances against deferred tax assets if we determine that it is less likely than not that we will be able to utilize the deferred tax assets.

Research and Development Expense Recognition
     Research and development costs are expensed as they are incurred. Customer-sponsored research and development costs are included in cost of sales.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume exercise of all stock options. The following table shows the components of diluted shares:

	Year Ended March 31
	2019	2018
Weighted average common shares outstanding – basic	4,844,010	4,841,347
Dilutive effect of stock options	6,557	4,865
Shares used in computing net income per share – diluted	4,850,567	4,846,212

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

     In February 2016, the FASB issued ASU No. 2016-02, Lease Accounting. ASU 2016-02 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which will be fiscal 2020 for us. In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. ASU No. 2018-11 provided companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements, and we expect to adopt the new lease guidance using that method. Currently our only lease is the lease for our facility. We expect to recognize a leased asset and corresponding liability on our balance sheet, which will increase total assets by less than one percent. The leased asset and corresponding liability will exclude non-lease components.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Our corporate bonds and money market funds are classified as available-for-sale securities and carried at estimated fair value. Unrealized holding gains and losses are included in accumulated other comprehensive loss in the statement of shareholders’ equity. Corporate bonds with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. We consider all highly-liquid investments with maturities of three months or less when purchased, including money market funds, to be cash equivalents. Gains and losses on marketable security transactions are reported on the specific-identification method.

    The fair value of our available-for-sale securities as of March 31, 2019 by maturity were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$74,117,263	$19,191,630	$26,733,361	$28,192,272

     Total available-for-sale securities represented approximately 89% of our total assets. Marketable securities as of March 31, 2019 had remaining maturities between five weeks and 59 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of March 31, 2019			As of March 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$6,703,809	$-	$6,703,809	$3,951,032	$-	$3,951,032
Corporate bonds	-	67,413,454	67,413,454	54,517,969	19,085,998	73,603,967
Total	$6,703,809	$67,413,454	$74,117,263	$58,469,001	$19,085,998	$77,554,999

     Our available-for-sale securities as of March 31, 2019 and 2018, aggregated into classes of securities, were as follows:
	As of March 31, 2019				As of March 31, 2018
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$6,703,809	$-	$-	$6,703,809	$3,951,032	$-	$-	$3,951,032
Corporate bonds	67,519,350	315,902	(421,798)	67,413,454	74,853,327	-	(1,249,360)	73,603,967
Total	$74,223,159	$315,902	$(421,798)	$74,117,263	$78,804,359	$-	$(1,249,360)	$77,554,999

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2019 and 2018.
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of March 31, 2019
Corporate bonds	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)
Total	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)

As of March 31, 2018
Corporate bonds	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)
Total	$61,731,248	$(1,003,849)	$9,072,719	$(245,511)	$70,803,967	$(1,249,360)

     We did not consider any of our available-for-sale securities to be impaired as of March 31, 2019. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of March 31, 2019.

NOTE 4. INVENTORIES
     Inventories are shown in the following table:

	March 31
	2019	2018
Raw materials	$1,130,917	$1,084,030
Work in process	2,325,238	1,828,492
Finished goods	808,721	737,917
Total inventories	$4,264,876	$3,650,439

NOTE 5. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $93,360 in fiscal 2019 and $40,920 in fiscal 2018.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2019	2018
Risk-free interest rate	2.9%	1.8%
Expected volatility	33%	28%
Expected life (years)	4.5	4.4
Dividend yield	3.7%	5.3%

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

Dividend yield
     We assumed a dividend yield of 3.7% for fiscal 2019 and 5.3% for fiscal 2018 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $19,771 for fiscal 2019 and $8,953 for fiscal 2018.

General stock option information
     The following table summarizes information about options outstanding as of March 31, 2019, all of which were exercisable:
Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$49.86 - $67.69	14,000	$58.83	5.5
$76.13 - $107.86	8,000	92.00	8.9
	22,000	$70.89	6.7

     A summary of our stock options is shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price
At March 31, 2017	143,230	19,000	$57.51
Granted	(4,000)	4,000	$76.13
Exercised	-	(1,000)	$51.04
At March 31, 2018	139,230	22,000	$61.19
Granted	(4,000)	4,000	$107.86
Exercised	-	(4,000)	$54.49
At March 31, 2019	135,230	22,000	$70.89

     The remaining weighted-average exercisable life was 6.7 years as of March 31, 2019 and 6.6 years as of March 31, 2018. All outstanding options were exercisable as of March 31, 2019 and 2018. The total intrinsic value of options exercised during fiscal 2019 was $180,093 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2019, based on our closing stock price for that day, was $633,840, all of which was exercisable. The total fair value of option grants was $93,360 in fiscal 2019. There was no unrecognized stock-based compensation as of March 31, 2019.

NOTE 6. INCOME TAXES
     Income tax provisions for fiscal 2019 and 2018 consisted of the following:
	Year Ended March 31
	2019	2018
Current taxes
Federal	$3,107,376	$5,899,574
State	125,796	160,670
Deferred taxes
Federal	(30,012)	31,800
State	(1,257)	4,108
Income tax provision	$3,201,903	$6,096,152

    A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2019 and 2018 is as follows:

	Year Ended March 31
	2019	2018
Tax expense at U.S. statutory rate	$3,719,066	$6,282,771
State income taxes, net of Federal benefit	95,430	103,240
Domestic manufacturing deduction	-	(495,361)
Foreign-derived intangible income deduction	(555,256)	-
Municipal interest	-	(1,378)
Tax Reform Act effect on deferred tax assets	-	206,693
Other	(57,337)	187
Income tax provision	$3,201,903	$6,096,152

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2019 and 2018 were as follows:

	March 31
	2019	2018
Paid time off accrual	$55,900	$59,171
Inventory reserve	41,572	41,572
Depreciation and amortization	112,125	81,385
Stock-based compensation deductions	62,671	55,886
Unrealized loss on marketable securities	23,170	273,360
Other	58,297	61,281
Deferred tax assets	$353,735	$572,655

     The Act “To provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (the “Tax Reform Act”) was enacted December 22, 2017. The Tax Reform Act reduced certain Federal corporate income tax rates effective January 1, 2018 and changed certain other provisions. The effective tax rate for fiscal 2018 was a blended rate reflecting the estimated benefit of Federal tax rate reductions. These benefits were partially offset by a one-time $206,693 unfavorable impact of a revaluation of our deferred tax assets. The revaluation of our deferred tax assets increased income tax provisions for the year ended March 31, 2018, and decreased deferred tax assets as of March 31, 2018.

     We had no unrecognized tax benefits as of March 31, 2019, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2019 we had no accrued interest related to uncertain tax positions. The tax years 2015 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

 NOTE 7. CONCENTRATIONS
     The following table summarizes customers comprising 10% or more of revenue for the two most recent fiscal years:

	% of Revenue for Year Ended March 31
	2019	2018
Customer A	21%	18%
Customer B	18%	19%

     These two customers accounted for 41% of our accounts receivable as of March 31, 2019 and 51% as of March 31, 2018. We believe the receivable balances from these customers do not represent a significant credit risk based on past collection experience.

NOTE 8. COMMITMENTS AND CONTINGENCIES
     Our lease payments were $283,779 for fiscal 2019 and $278,429 for fiscal 2018. Currently our only future lease obligation is the operating lease for our facility, which expires December 31, 2020. We pay operating expenses including maintenance, utilities, real estate taxes, and insurance in addition to rental payments. The following table shows our future minimum lease payments:

Year Ending March 31
2020	2021	2022	2023	2024	Total
$295,436	$223,981	$-	$-	$-	$519,417

 NOTE 9. STOCK REPURCHASE PROGRAM
     Our authorized stock is stated as six million shares of Common Stock, $0.01 par value, and ten million shares of all types. Our Board may designate any series and fix any relative rights and preferences to authorized but undesignated stock. We have a remaining authorization of $4,540,806 as of March 31, 2019 under a Stock Repurchase Program originally announced on January 21, 2009. We did not repurchase any Common Stock in fiscal 2019 or 2018. The Stock Repurchase Program may be modified or discontinued at any time without notice.

 NOTE 10. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $91,341 for fiscal 2019 and $100,904 for fiscal 2018.

NOTE 11. SUBSEQUENT EVENTS
     On May 1, 2019 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 31, 2019 to shareholders of record as of the close of business May 13, 2019.

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