Form 10-Q
period 2019-06-30
NVE CORP /NEW/
filed 2019-07-17
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2019
or
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
Common Stock, $0.01 Par Value – 4,846,010 shares outstanding as of July 12, 2019

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2019 and 2018

          Statements of Comprehensive Income for the Quarters Ended June 30, 2019 and 2018

          Statements of Shareholders’ Equity

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2019	March 31, 2019*
ASSETS
Current assets
Cash and cash equivalents	$13,039,292	$6,877,304
Marketable securities, short-term	2,999,689	12,487,821
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,746,683	2,995,638
Inventories	4,219,783	4,264,876
Prepaid expenses and other assets	646,917	816,045
Total current assets	23,652,364	27,441,684
Fixed assets
Machinery and equipment	9,381,906	9,365,806
Leasehold improvements	1,787,269	1,787,269
	11,169,175	11,153,075
Less accumulated depreciation and amortization	10,348,140	10,258,240
Net fixed assets	821,035	894,835
Deferred tax assets	194,735	353,735
Marketable securities, long-term	58,612,189	54,925,633
Right-of-use asset – operating lease	225,373	-
Total assets	$83,505,696	$83,615,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$237,718	$375,188
Accrued payroll and other	455,814	460,488
Income taxes payable	442,493	-
Operating lease	172,796	-
Total current liabilities	1,308,821	835,676

Operating lease	85,192	-
Total liabilities	1,394,013	835,676

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,846,010 issued and outstanding as of June 30, 2019 and March 31, 2019	48,460	48,460
Additional paid-in capital	19,910,558	19,910,558
Accumulated other comprehensive income (loss)	487,338	(82,725)
Retained earnings	61,665,327	62,903,918
Total shareholders’ equity	82,111,683	82,780,211
Total liabilities and shareholders’ equity	$83,505,696	$83,615,887

*The March 31, 2019 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2019	2018
Revenue
Product sales	$6,085,364	$6,870,646
Contract research and development	209,332	237,260
Total revenue	6,294,696	7,107,906
Cost of sales	1,092,037	1,396,005
Gross profit	5,202,659	5,711,901
Expenses
Research and development	973,067	989,026
Selling, general, and administrative	330,009	328,761
Total expenses	1,303,076	1,317,787
Income from operations	3,899,583	4,394,114
Interest income	459,039	424,770
Income before taxes	4,358,622	4,818,884
Provision for income taxes	751,203	873,835
Net income	$3,607,419	$3,945,049
Net income per share – basic	$0.74	$0.81
Net income per share – diluted	$0.74	$0.81
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,846,010	4,842,010
Diluted	4,850,388	4,850,479

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended June 30
	2019	2018
Net income	$3,607,419	$3,945,049
Unrealized gain (loss) from marketable securities, net of tax	570,063	(107,027)
Comprehensive income	$4,177,482	$3,838,022

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2019	4,846,010	$48,460	$19,910,558	$(82,725)	$62,903,918	$82,780,211
Comprehensive income:
Unrealized gain on marketable securities, net of tax				570,063	570,063
Net income					3,607,419	3,607,419
Total comprehensive income						4,177,482
Cash dividends declared ($1.00 per share of common stock)					(4,846,010)	(4,846,010)
Balance as of June 30, 2019	4,846,010	$48,460	$19,910,558	$487,338	$61,665,327	$82,111,683

Balance as of March 31, 2018	4,842,010	$48,420	$19,599,298	$(915,635)	$67,709,657	$86,441,740
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(107,027)	(107,027)
Net income					3,945,049	3,945,049
Total comprehensive income						3,838,022
Cash dividends declared ($1.00 per share of common stock)					(4,842,010)	(4,842,010)
Cumulative effect of accounting change				(60,365)	60,365
Balance as of June 30, 2018	4,842,010	$48,420	$19,599,298	$(1,083,027)	$66,873,061	$85,437,752

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Quarter Ended June 30
2019		2018
OPERATING ACTIVITIES
Net income	$3,607,419	$3,945,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,733	179,746
Deferred income taxes	(664)	(443)
Changes in operating assets and liabilities:
Accounts receivable	248,955	(231,994)
Inventories	45,093	28,758
Prepaid expenses and other assets	205,399	103,053
Accounts payable and other liabilities	296,693	625,730
Net cash provided by operating activities	4,537,628	4,649,899

INVESTING ACTIVITIES
Purchases of fixed assets	(16,100)	(37,985)
Purchases of marketable securities	(3,013,530)	(3,373,125)
Proceeds from maturities of marketable securities	9,500,000	7,300,000
Cash provided by investing activities	6,470,370	3,888,890

FINANCING ACTIVITIES
Payment of dividends to shareholders	(4,846,010)	(4,842,010)
Cash used in financing activities	(4,846,010)	(4,842,010)

Increase in cash and cash equivalents	6,161,988	3,696,779
Cash and cash equivalents at beginning of period	6,877,304	4,755,082

Cash and cash equivalents at end of period	$13,039,292	$8,451,861

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$11,222

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The results of operations for the quarter ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2020.

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

     We recognize revenue from product sales to customers and distributors when we satisfy our performance obligation, at a point in time, upon product shipment or delivery to our customer or distributor as determined by agreed upon shipping terms. Shipping charges billed to customers are included in product sales and the related shipping costs are included in cost of sales. Under certain limited circumstances, our distributors may earn commissions for activities unrelated to their purchases of our products, such as for facilitating the sale of custom products or research and development contracts with third parties. We recognize any such commissions as selling, general, and administrative expenses. We recognize discounts provided to our distributors as reductions in revenue.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of June 30, 2019 or March 31, 2019.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standard
     In February 2016, the FASB issued ASU No. 2016-02, Lease Accounting. ASU 2016-02 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which is fiscal 2020 for us. In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. ASU No. 2018-11 provided companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements, and we adopted the new lease guidance using that method in the quarter ended June 30, 2019. Currently our only lease is the lease for our facility. We recognized $298,983 of leased liabilities and a right-of-use asset of $261,644 as of April 1, 2019. The leased liabilities and right-of-use asset exclude non-lease components. There was no effect on our results of operations or cash flows.

New Accounting Standard Not Yet Adopted
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

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended June 30
	2019	2018
Weighted average common shares outstanding – basic	4,846,010	4,842,010
Dilutive effect of stock options	4,378	8,469
Shares used in computing net income per share – diluted	4,850,388	4,850,479

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

    The fair value of our available-for-sale securities as of June 30, 2019 by maturity were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$61,611,878	$2,999,689	$36,251,115	$22,361,074

     Total available-for-sale securities represented approximately 74% of our total assets. Marketable securities as of June 30, 2019 had remaining maturities between 18 days and 56 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of June 30, 2019			As of March 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$12,774,255	$-	$12,774,255	$6,703,809	$-	$6,703,809
Corporate bonds	-	61,611,878	61,611,878	-	67,413,454	67,413,454
Total	$12,774,255	$61,611,878	$74,386,133	$6,703,809	$67,413,454	$74,117,263

     Our available-for-sale securities as of June 30 and March 31, 2019, aggregated into classes of securities, were as follows:
	As of June 30, 2019				As of March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$12,774,255	$-	$-	$12,774,255	$6,703,809	$-	$-	$6,703,809
Corporate bonds	60,988,047	691,342	(67,511)	61,611,878	67,519,350	315,902	(421,798)	67,413,454
Total	$73,762,302	$691,342	$(67,511)	$74,386,133	$74,223,159	$315,902	$(421,798)	$74,117,263

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2019.
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of June 30, 2019
Corporate bonds	$-	$-	$24,235,229	$(67,511)	$24,235,229	$(67,511)
Total	$-	$-	$24,235,229	$(67,511)	$24,235,229	$(67,511)

As of March 31, 2019
Corporate bonds	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)
Total	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)

     We did not consider any of our available-for-sale securities to be impaired as of June 30, 2019. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of June 30, 2019.

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	June 30, 2019	March 31, 2019
Raw materials	$1,082,203	$1,130,917
Work in process	2,250,251	2,325,238
Finished goods	887,329	808,721
Total inventories	$4,219,783	$4,264,876

NOTE 7. STOCK-BASED COMPENSATION
     There were no stock-based compensation expenses for the first quarters of fiscal 2020 or 2019.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2019, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2019 we had no accrued interest related to uncertain tax positions. The tax years 2015 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. LEASES
     We conduct our operations in a leased facility under a non-cancellable lease through December 31, 2020. Our lease does not provide an implicit rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Variable lease costs consist primarily of common area maintenance and real estate taxes which are paid based on actual costs incurred by the lessor.

     Details of our operating lease are as follows:
Quarter Ended June 30, 2019
Operating lease cost	$38,641
Variable lease cost	30,227
Total	$68,868

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$43,365
Remaining lease term	1.5 years
Discount rate	3.5%
The following table presents the maturities of lease liabilities as of June 30, 2019:
Year Ending March 31	Operating Leases
2020	$131,163
2021	133,299
Total lease payments	264,462
Imputed lease interest	(6,474)
Total lease liabilities	$257,988

NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended June 30, 2019. The remaining authorization was $4,540,806 as of June 30, 2019. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $24,066 for the first quarter of fiscal 2020 and $23,298 for the first quarter of fiscal 2019.

NOTE 12. SUBSEQUENT EVENTS
     On July 17, 2019 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 30, 2019 to shareholders of record as of the close of business July 29, 2019.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2019.

General
     NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2019. As of June 30, 2019 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2019 compared to quarter ended June 30, 2018
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2019	2018
Revenue
Product sales	96.7%	96.7%	(11.4)%
Contract research and development	3.3%	3.3%	(11.8)%
Total revenue	100.0%	100.0%	(11.4)%
Cost of sales	17.3%	19.6%	(21.8)%
Gross profit	82.7%	80.4%	(8.9)%
Expenses
Research and development	15.5%	13.9%	(1.6)%
Selling, general, and administrative	5.2%	4.7%	0.4%
Total expenses	20.7%	18.6%	(1.1)%
Income from operations	62.0%	61.8%	(11.3)%
Interest income	7.2%	6.0%	8.1%
Income before taxes	69.2%	67.8%	(9.6)%
Provision for income taxes	11.9%	12.3%	(14.0)%
Net income	57.3%	55.5%	(8.6)%

     Total revenue for the quarter ended June 30, 2019 (the first quarter of fiscal 2020) decreased 11% compared to the quarter ended June 30, 2018 (the first quarter of fiscal 2019). The decrease was due to an 11% decrease in product sales and a 12% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was primarily due to decreased purchases by existing customers. The decrease in contract research and development revenue the first quarter of fiscal 2020 was due to the completion of certain contracts.

     Gross profit margin increased to 83% of revenue for the first quarter of fiscal 2020 compared to 80% for the first quarter of fiscal 2019 due to a more profitable product mix.

     Total expenses decreased 1% in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 due to a 2% decrease in research and development expense.

     Interest income for the first quarter of fiscal 2020 increased 8% due to an increase in the average interest rates on our marketable securities and money market funds.

     The 9% decrease in net income in the first quarter of fiscal 2020 compared to the prior-year quarter was primarily due to a decrease in total revenue partially offset by an increase in gross profit margin.

     Comprehensive income increased 9% to $4,177,482 compared to $3,838,022 for the prior-year quarter. The increase in comprehensive income was due to an unrealized gain from marketable securities of $570,063 compared to an unrealized loss of $107,027 in the prior-year quarter, partially offset by a decrease in net income. The unrealized gain was due to strong bond market conditions.

Liquidity and capital resources
Overview
     Cash and cash equivalents were $13,039,292 as of June 30, 2019 compared to $6,877,304 as of March 31, 2019. The $6,161,988 increase in cash and cash equivalents during the quarter ended June 30, 2019 was due to $4,537,628 in net cash provided by operating activities and $6,470,370 of cash provided by investing activities, partially offset by $4,846,010 of cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Investing Activities
     Cash provided by investing activities in the quarter ended June 30, 2019 was due to $9,500,000 of marketable security maturities, partially offset by $3,013,530 of purchases of marketable securities and $16,100 of purchases of fixed assets.

Financing Activities
     Cash used in financing activities in the first quarter of fiscal 2020 was due to $4,846,010 of cash dividends paid to shareholders. In addition to the dividends already paid in fiscal 2020, on July 17, 2019 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,846,010 based on shares outstanding as of July 12, 2019, to be paid August 30, 2019. We plan to fund dividends through cash provided by operating activities and proceeds from maturities and sales of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended June 30, 2019, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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
NVE CORPORATION
(Registrant)

July 17, 2019	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 17, 2019	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer