Form 10-Q
period 2019-09-30
NVE CORP /NEW/
filed 2019-10-23
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2019
or
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
Common Stock, $0.01 Par Value – 4,846,010 shares outstanding as of October 18, 2019

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2019 and 2018

          Statements of Comprehensive Income for the Quarters Ended September 30, 2019 and 2018

          Statements of Income for the Six Months Ended September 30, 2019 and 2018

          Statements of Comprehensive Income for the Six Months Ended September 30, 2019 and 2018

          Statements of Shareholders’ Equity for Periods Ended September 30, 2019

          Statements of Shareholders’ Equity for Periods Ended September 30, 2018

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Sept. 30, 2019	March 31, 2019*
ASSETS
Current assets
Cash and cash equivalents	$14,076,290	$6,877,304
Marketable securities, short-term	-	12,487,821
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,215,785	2,995,638
Inventories	4,355,332	4,264,876
Prepaid expenses and other assets	847,259	816,045
Total current assets	22,494,666	27,441,684
Fixed assets
Machinery and equipment	9,381,906	9,365,806
Leasehold improvements	1,787,269	1,787,269
	11,169,175	11,153,075
Less accumulated depreciation and amortization	10,438,174	10,258,240
Net fixed assets	731,001	894,835
Deferred tax assets	68,495	353,735
Marketable securities, long-term	58,798,500	54,925,633
Right-of-use asset – operating lease	188,743	-
Total assets	$82,281,405	$83,615,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$324,413	$375,188
Accrued payroll and other	425,547	460,488
Operating lease	173,852	-
Total current liabilities	923,812	835,676

Operating lease	42,782	-
Total liabilities	966,594	835,676

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,846,010 issued and outstanding as of September 30, 2019 and March 31, 2019	48,460	48,460
Additional paid-in capital	19,958,918	19,910,558
Accumulated other comprehensive income (loss)	666,054	(82,725)
Retained earnings	60,641,379	62,903,918
Total shareholders’ equity	81,314,811	82,780,211
Total liabilities and shareholders’ equity	$82,281,405	$83,615,887

*The March 31, 2019 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Sept. 30
	2019	2018
Revenue
Product sales	$6,187,708	$7,054,977
Contract research and development	314,237	451,098
Total revenue	6,501,945	7,506,075
Cost of sales	1,346,098	1,352,845
Gross profit	5,155,847	6,153,230
Expenses
Research and development	926,596	971,963
Selling, general, and administrative	368,450	377,448
Total expenses	1,295,046	1,349,411
Income from operations	3,860,801	4,803,819
Interest income	456,309	443,325
Income before taxes	4,317,110	5,247,144
Provision for income taxes	495,048	964,534
Net income	$3,822,062	$4,282,610
Net income per share – basic	$0.79	$0.88
Net income per share – diluted	$0.79	$0.88
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,846,010	4,843,032
Diluted	4,847,881	4,852,644

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Sept. 30
	2019	2018
Net income	$3,822,062	$4,282,610
Unrealized gain from marketable securities, net of tax	178,716	51,237
Comprehensive income	$4,000,778	$4,333,847

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Six Months Ended Sept. 30
	2019	2018
Revenue
Product sales	$12,273,072	$13,925,623
Contract research and development	523,569	688,358
Total revenue	12,796,641	14,613,981
Cost of sales	2,438,135	2,748,850
Gross profit	10,358,506	11,865,131
Expenses
Research and development	1,899,663	1,960,989
Selling, general, and administrative	698,459	706,209
Total expenses	2,598,122	2,667,198
Income from operations	7,760,384	9,197,933
Interest income	915,348	868,095
Income before taxes	8,675,732	10,066,028
Provision for income taxes	1,246,251	1,838,369
Net income	$7,429,481	$8,227,659
Net income per share – basic	$1.53	$1.70
Net income per share – diluted	$1.53	$1.70
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,846,010	4,842,524
Diluted	4,849,357	4,851,072

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2019	2018
Net income	$7,429,481	$8,227,659
Unrealized gain (loss) from marketable securities, net of tax	748,779	(55,790)
Comprehensive income	$8,178,260	$8,171,869

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2019	4,846,010	$48,460	$19,910,558	$(82,725)	$62,903,918	$82,780,211
Comprehensive income:
Unrealized gain on marketable securities, net of tax				570,063	570,063
Net income					3,607,419	3,607,419
Total comprehensive income						4,177,482
Cash dividends declared ($1.00 per share of common stock)					(4,846,010)	(4,846,010)
Balance as of June 30, 2019	4,846,010	48,460	19,910,558	487,338	61,665,327	82,111,683
Comprehensive income:
Unrealized gain on marketable securities, net of tax				178,716	178,716
Net income					3,822,062	3,822,062
Total comprehensive income						4,000,778
Stock-based compensation			48,360			48,360
Cash dividends declared ($1.00 per share of common stock)					(4,846,010)	(4,846,010)
Balance as of September 30, 2019	4,846,010	$48,460	$19,958,918	$666,054	$60,641,379	$81,314,811

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2018	4,842,010	$48,420	$19,599,298	$(915,635)	$67,709,657	$86,441,740
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(107,027)	(107,027)
Net income					3,945,049	3,945,049
Total comprehensive income						3,838,022
Cash dividends declared ($1.00 per share of common stock)					(4,842,010)	(4,842,010)
Cumulative effect of accounting change				(60,365)	60,365
Balance as of June 30, 2018	4,842,010	48,420	19,599,298	(1,083,027)	66,873,061	85,437,752
Exercise of stock options	2,000	20	124,430			124,450
Comprehensive income:
Unrealized gain on marketable securities, net of tax				51,237	51,237
Net income					4,282,610	4,282,610
Total comprehensive income						4,333,847
Stock-based compensation			93,360			93,360
Cash dividends declared ($1.00 per share of common stock)					(4,842,010)	(4,842,010)
Balance as of September 30, 2018	4,844,010	$48,440	$19,817,088	$(1,031,790)	$66,313,661	$85,147,399

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended September 30
2019		2018
OPERATING ACTIVITIES
Net income	$7,429,481	$8,227,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,916	357,166
Stock-based compensation	48,360	93,360
Deferred income taxes	75,521	(36,743)
Changes in operating assets and liabilities:
Accounts receivable	(220,147)	(156,451)
Inventories	(90,456)	74,476
Prepaid expenses and other assets	41,687	(15,588)
Accounts payable and other liabilities	(130,726)	(273,761)
Net cash provided by operating activities	7,420,636	8,270,118

INVESTING ACTIVITIES
Purchases of fixed assets	(16,100)	(37,985)
Purchases of marketable securities	(3,013,530)	(6,679,727)
Proceeds from maturities of marketable securities	12,500,000	9,300,000
Cash provided by investing activities	9,470,370	2,582,288

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	124,450
Payment of dividends to shareholders	(9,692,020)	(9,684,020)
Cash used in financing activities	(9,692,020)	(9,559,570)

Increase in cash and cash equivalents	7,198,986	1,292,836
Cash and cash equivalents at beginning of period	6,877,304	4,755,082

Cash and cash equivalents at end of period	$14,076,290	$6,047,918

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,230,000	$1,866,045

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The results of operations for the quarter and six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2020.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of September 30, 2019 or March 31, 2019.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standards
     In July 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. ASU 2019-07 aligns the guidance in various SEC sections of the codification with the requirements of certain SEC final rules and is effective immediately. These rules include requiring filers to include in their interim financial statements a reconciliation of changes in shareholders’ equity. We adopted all of the applicable rules for our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and subsequent interim reports. The adoption of ASU 2019-07 only affected presentation and disclosure.

     In February 2016, the FASB issued ASU No. 2016-02, Lease Accounting. ASU 2016-02 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which is fiscal 2020 for us. In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. ASU 2018-11 provided companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements, and we adopted the new lease guidance using that method in the quarter ended June 30, 2019. Currently our only lease is the lease for our facility. We recognized $298,983 of leased liabilities a right-of-use asset of $261,644 as of April 1, 2019. The leased liabilities and right-of-use asset exclude non-lease components. There was no effect on our results of operations or cash flows.

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

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended Sept. 30
	2019	2018
Weighted average common shares outstanding – basic	4,846,010	4,843,032
Dilutive effect of stock options	1,871	9,612
Shares used in computing net income per share – diluted	4,847,881	4,852,644

	Six Months Ended Sept. 30
	2019	2018
Weighted average common shares outstanding – basic	4,846,010	4,842,524
Dilutive effect of stock options	3,347	8,548
Shares used in computing net income per share – diluted	4,849,357	4,851,072

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

    The fair value of our available-for-sale securities as of September 30, 2019 by maturity were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$58,798,500	$-	$45,948,207	$12,850,293

     Total available-for-sale securities represented approximately 71% of our total assets. Marketable securities as of September 30, 2019 had remaining maturities between 13 and 53 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of September 30, 2019			As of March 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$13,807,888	$-	$13,807,888	$6,703,809	$-	$6,703,809
Corporate bonds	-	58,798,500	58,798,500	-	67,413,454	67,413,454
Total	$13,807,888	$58,798,500	$72,606,388	$6,703,809	$67,413,454	$74,117,263

     Our available-for-sale securities as of September 30 and March 31, 2019, aggregated into classes of securities, were as follows:
	As of September 30, 2019				As of March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$13,807,888	$-	$-	$13,807,888	$6,703,809	$-	$-	$6,703,809
Corporate bonds	57,945,899	878,961	(26,360)	58,798,500	67,519,350	315,902	(421,798)	67,413,454
Total	$71,753,787	$878,961	$(26,360)	$72,606,388	$74,223,159	$315,902	$(421,798)	$74,117,263

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2019.
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of September 30, 2019
Corporate bonds	$-	$-	$5,054,583	$(26,360)	$5,054,583	$(26,360)
Total	$-	$-	$5,054,583	$(26,360)	$5,054,583	$(26,360)

As of March 31, 2019
Corporate bonds	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)
Total	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)

     We did not consider any of our available-for-sale securities to be impaired as of September 30, 2019. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of September 30, 2019.

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	September 30, 2019	March 31, 2019
Raw materials	$1,127,683	$1,130,917
Work in process	2,282,261	2,325,238
Finished goods	945,388	808,721
Total inventories	$4,355,332	$4,264,876

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $48,360 for the second quarter and first six months of fiscal 2020, and $93,360 for the second quarter and first six months of fiscal 2019. Stock-based compensation expenses for the quarters and six months ended September 30, 2019 and 2018 were due to the automatic issuance to our non-employee directors of options to purchase 1,000 shares of stock on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2019, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2019 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Details of our operating lease are as follows:
	Quarter Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease cost	$38,641	$77,282
Variable lease cost	30,227	60,454
Total	68,868	$137,736

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$43,365	$86,730
Remaining lease term	1.25 years
Discount rate	3.5%
The following table presents the maturities of lease liabilities as of September 30, 2019:
Year Ending March 31		Operating Leases
2020		$87,798
2021		133,299
Total lease payments		221,097
Imputed lease interest		(4,463)
Total lease liabilities		$216,634

NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended September 30, 2019. The remaining authorization was $4,540,806 as of September 30, 2019. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $21,990 for the second quarter of fiscal 2020, $46,056 for the first six months of fiscal 2020, $22,296 for the second quarter of fiscal 2019, and $45,594 for the first six months of fiscal 2019.

NOTE 12. SUBSEQUENT EVENTS
     On October 23, 2019 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 29, 2019 to shareholders of record as of the close of business November 4, 2019.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2019. As of September 30, 2019 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2019 compared to quarter ended September 30, 2018
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended September 30		Quarter- to-Quarter Change
	2019	2018
Revenue
Product sales	95.2%	94.0%	(12.3)%
Contract research and development	4.8%	6.0%	(30.3)%
Total revenue	100.0%	100.0%	(13.4)%
Cost of sales	20.7%	18.0%	(0.5)%
Gross profit	79.3%	82.0%	(16.2)%
Expenses
Research and development	14.2%	13.0%	(4.7)%
Selling, general, and administrative	5.7%	5.0%	(2.4)%
Total expenses	19.9%	18.0%	(4.0)%
Income from operations	59.4%	64.0%	(19.6)%
Interest income	7.0%	5.9%	2.9%
Income before taxes	66.4%	69.9%	(17.7)%
Provision for income taxes	7.6%	12.8%	(48.7)%
Net income	58.8%	57.1%	(10.8)%

     Total revenue for the quarter ended September 30, 2019 (the second quarter of fiscal 2020) decreased 13% compared to the quarter ended September 30, 2018 (the second quarter of fiscal 2019). The decrease was due to a 12% decrease in product sales and a 30% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was primarily due to decreased purchases by existing customers. The decrease in contract research and development revenue for the second quarter of fiscal 2020 was due to the completion of certain contracts.

     Gross profit margin decreased to 79% of revenue for the second quarter of fiscal 2020 compared to 82% for the second quarter of fiscal 2019 due to a less profitable product mix.

     Total expenses decreased 4% in the second quarter of fiscal 2020 compared to the second quarter of fiscal 2019 due to a 5% decrease in research and development expense and a 2% decrease in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of certain product development activities.

     Interest income for the second quarter of fiscal 2020 increased 3% due to an increase in the average interest rates on our marketable securities.

     The provision for income taxes decreased 49% due to tax benefits from the Federal Tax Reform Act enacted in 2017. We currently expect our tax rate for each of the remaining two quarters of fiscal 2020 to be approximately 18% of income before taxes.

     The 11% decrease in net income in the second quarter of fiscal 2020 compared to the prior-year quarter was primarily due to a decrease in total revenue.

     Comprehensive income decreased 8% to $4,000,778 compared to $4,333,847 for the prior-year quarter. The decrease in comprehensive income was due to a decrease in net income, partially offset by an increase in unrealized gain from marketable securities of $178,716 compared to $51,237 in the prior-year quarter. The increased unrealized gain was due to strong bond market conditions.

Six months ended September 30, 2019 compared to six months ended September 30, 2018
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2019	2018
Revenue
Product sales	95.9%	95.3%	(11.9)%
Contract research and development	4.1%	4.7%	(23.9)%
Total revenue	100.0%	100.0%	(12.4)%
Cost of sales	19.1%	18.8%	(11.3)%
Gross profit	80.9%	81.2%	(12.7)%
Expenses
Research and development	14.8%	13.4%	(3.1)%
Selling, general, and administrative	5.5%	4.9%	(1.1)%
Total expenses	20.3%	18.3%	(2.6)%
Income from operations	60.6%	62.9%	(15.6)%
Interest income	7.2%	6.0%	5.4%
Income before taxes	67.8%	68.9%	(13.8)%
Provision for income taxes	9.7%	12.6%	(32.2)%
Net income	58.1%	56.3%	(9.7)%

     Total revenue for the six months ended September 30, 2019 decreased 12% compared to the six months ended September 30, 2018, due to a 12% decrease in product sales and a 24% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year period was due to decreased purchase volumes by existing customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Total expenses decreased 3% for the first six months of fiscal 2020 compared to the first six months of fiscal 2019 due to a 3% decrease in research and development expense and a 1% decrease in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of certain product development activities.

     Interest income for the first six months of fiscal 2020 increased 5% due to an increase in the average interest rates on our marketable securities.

     The provision for income taxes for the first six months of fiscal 2020 decreased 32% due to tax benefits from the Federal Tax Reform Act enacted in 2017. We currently expect our tax rate for the last six months of the fiscal year to be approximately 18% of income before taxes.

     The 10% decrease in net income in the first six months of fiscal 2020 compared to the prior-year period was primarily due to a decrease in total revenue.

     Comprehensive income for the first six months of fiscal 2020 increased slightly to $8,178,260 compared to $8,171,869 for the prior-year period. The increase was due to an unrealized gain from marketable securities of $748,779 compared to an unrealized loss of $55,790 in the prior-year period, partially offset by a decrease in net income. The unrealized gain was due to strong bond market conditions.

Liquidity and capital resources
Overview
     Cash and cash equivalents were $14,076,290 as of September 30, 2019 compared to $6,877,304 as of March 31, 2019. The $7,198,986 increase in cash and cash equivalents during the six months ended September 30, 2019 was due to $7,420,636 in net cash provided by operating activities and $9,470,370 of cash provided by investing activities, partially offset by $9,692,020 of cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Investing Activities
     Cash provided by investing activities in the six months ended September 30, 2019 was due to $12,500,000 of marketable security maturities, partially offset by $3,013,530 of marketable securities purchases and $16,100 of fixed asset purchases.

Financing Activities
     Cash used in financing activities in the first six months of fiscal 2020 was due to $9,692,020 of cash dividends paid to shareholders. In addition to the dividends already paid in fiscal 2020, on October 23, 2019 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,846,010 based on shares outstanding as of October 18, 2019, to be paid November 29, 2019. We plan to fund dividends through cash provided by operating activities and proceeds from maturities and sales of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended September 30, 2019, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     On September 16, 2012 the United States Patent and Trademark Office granted a request by Everspin Technologies, Inc. for an inter partes reexamination of our patent 6,538,921 titled “Circuit Selection of Magnetic Memory Cells and Related Cell Structures.” On December 30, 2015 the U.S. Patent and Trademark Office Patent Trial and Appeal Board affirmed an examiner’s decision to reject the claims of patent 6,538,921. We filed an application for reissue of the patent, and on August 27, 2019, the patent was reissued as RE 47,583 with a number of the claims of the original patent. The reissued patent is for the unexpired part of the term of the original patent, which expires August 14, 2021.

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
NVE CORPORATION
(Registrant)

October 23, 2019	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 23, 2019	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer