Form 10-Q
period 2019-12-31
NVE CORP /NEW/
filed 2020-01-22
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2019
or
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
Common Stock, $0.01 Par Value – 4,846,010 shares outstanding as of January 17, 2020

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2019 and 2018

          Statements of Comprehensive Income for the Quarters Ended December 31, 2019 and 2018

          Statements of Income for the nine Months Ended December 31, 2019 and 2018

          Statements of Comprehensive Income for the nine Months Ended December 31, 2019 and 2018

          Statements of Shareholders’ Equity for Periods Ended December 31, 2019

          Statements of Shareholders’ Equity for Periods Ended December 31, 2018

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) Dec. 31, 2019	March 31, 2019*
ASSETS
Current assets
Cash and cash equivalents	$10,153,173	$6,877,304
Marketable securities, short-term	12,055,363	12,487,821
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,119,037	2,995,638
Inventories	4,159,742	4,264,876
Prepaid expenses and other assets	845,194	816,045
Total current assets	29,332,509	27,441,684
Fixed assets
Machinery and equipment	9,381,906	9,365,806
Leasehold improvements	1,797,245	1,787,269
	11,179,151	11,153,075
Less accumulated depreciation and amortization	10,529,317	10,258,240
Net fixed assets	649,834	894,835
Deferred tax assets	63,467	353,735
Marketable securities, long-term	50,920,291	54,925,633
Right-of-use asset – operating lease	151,749	-
Total assets	$81,117,850	$83,615,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$153,470	$375,188
Accrued payroll and other	558,762	460,488
Operating lease	174,916	-
Total current liabilities	887,148	835,676

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,846,010 issued and outstanding as of December 31, 2019 and March 31, 2019	48,460	48,460
Additional paid-in capital	19,958,918	19,910,558
Accumulated other comprehensive income (loss)	697,291	(82,725)
Retained earnings	59,526,033	62,903,918
Total shareholders’ equity	80,230,702	82,780,211
Total liabilities and shareholders’ equity	$81,117,850	$83,615,887

*The March 31, 2019 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended Dec. 31
	2019	2018
Revenue
Product sales	$6,160,967	$5,991,241
Contract research and development	303,629	278,164
Total revenue	6,464,596	6,269,405
Cost of sales	1,263,806	1,169,406
Gross profit	5,200,790	5,099,999
Expenses
Research and development	771,468	1,126,975
Selling, general, and administrative	327,989	268,905
Total expenses	1,099,457	1,395,880
Income from operations	4,101,333	3,704,119
Interest income	443,478	457,204
Income before taxes	4,544,811	4,161,323
Provision for income taxes	814,147	739,918
Net income	$3,730,664	$3,421,405
Net income per share – basic	$0.77	$0.71
Net income per share – diluted	$0.77	$0.71
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,846,010	4,845,010
Diluted	4,847,436	4,850,507

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended Dec. 31
	2019	2018
Net income	$3,730,664	$3,421,405
Unrealized gain from marketable securities, net of tax	31,237	101,891
Comprehensive income	$3,761,901	$3,523,296

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Nine Months Ended Dec. 31
	2019	2018
Revenue
Product sales	$18,434,039	$19,916,864
Contract research and development	827,198	966,522
Total revenue	19,261,237	20,883,386
Cost of sales	3,701,941	3,918,256
Gross profit	15,559,296	16,965,130
Expenses
Research and development	2,671,131	3,087,964
Selling, general, and administrative	1,026,448	975,114
Total expenses	3,697,579	4,063,078
Income from operations	11,861,717	12,902,052
Interest income	1,358,826	1,325,299
Income before taxes	13,220,543	14,227,351
Provision for income taxes	2,060,398	2,578,287
Net income	$11,160,145	$11,649,064
Net income per share – basic	$2.30	$2.41
Net income per share – diluted	$2.30	$2.40
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,846,010	4,843,355
Diluted	4,848,506	4,850,120

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2019	2018
Net income	$11,160,145	$11,649,064
Unrealized gain from marketable securities, net of tax	780,016	46,101
Comprehensive income	$11,940,161	$11,695,165

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehen- sive (Loss) Income	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2019	4,846,010	$48,460	$19,910,558	$(82,725)	$62,903,918	$82,780,211
Comprehensive income:
Unrealized gain on marketable securities, net of tax				570,063	570,063
Net income					3,607,419	3,607,419
Total comprehensive income						4,177,482
Cash dividends declared ($1.00 per share of common stock)					(4,846,010)	(4,846,010)
Balance as of June 30, 2019	4,846,010	48,460	19,910,558	487,338	61,665,327	82,111,683
Comprehensive income:
Unrealized gain on marketable securities, net of tax				178,716	178,716
Net income					3,822,062	3,822,062
Total comprehensive income						4,000,778
Stock-based compensation			48,360			48,360
Cash dividends declared ($1.00 per share of common stock)					(4,846,010)	(4,846,010)
Balance as of September 30, 2019	4,846,010	48,460	19,958,918	666,054	60,641,379	81,314,811
Comprehensive income:
Unrealized gain on marketable securities, net of tax				31,237	31,237
Net income					3,730,664	3,730,664
Total comprehensive income						3,761,901
Cash dividends declared ($1.00 per share of common stock)					(4,846,010)	(4,846,010)
Balance as of December 31, 2019	4,846,010	$48,460	$19,958,918	$697,291	$59,526,033	$80,230,702

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehen- sive (Loss) Income	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2018	4,842,010	$48,420	$19,599,298	$(915,635)	$67,709,657	$86,441,740
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(107,027)	(107,027)
Net income					3,945,049	3,945,049
Total comprehensive income						3,838,022
Cash dividends declared ($1.00 per share of common stock)					(4,842,010)	(4,842,010)
Cumulative effect of accounting change				(60,365)	60,365
Balance as of June 30, 2018	4,842,010	48,420	19,599,298	(1,083,027)	66,873,061	85,437,752
Exercise of stock options	2,000	20	124,430			124,450
Comprehensive income:
Unrealized gain on marketable securities, net of tax				51,237	51,237
Net income					4,282,610	4,282,610
Total comprehensive income						4,333,847
Stock-based compensation			93,360			93,360
Cash dividends declared ($1.00 per share of common stock)					(4,842,010)	(4,842,010)
Balance as of September 30, 2018	4,844,010	48,440	19,817,088	(1,031,790)	66,313,661	85,147,399
Exercise of stock options	2,000	20	93,470			93,490
Comprehensive income:
Unrealized gain on marketable securities, net of tax				101,891	101,891
Net income					3,421,405	3,421,405
Total comprehensive income						3,523,296
Cash dividends declared ($1.00 per share of common stock)					(4,844,010)	(4,844,010)
Balance as of December 31, 2018	4,846,010	$48,460	$19,910,558	$(929,899)	$64,891,056	$83,920,175

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended December 31
2019		2018
OPERATING ACTIVITIES
Net income	$11,160,145	$11,649,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	403,691	531,685
Stock-based compensation	48,360	93,360
Deferred income taxes	71,800	(30,648)
Changes in operating assets and liabilities:
Accounts receivable	876,601	171,051
Inventories	105,134	(491,042)
Prepaid expenses and other assets	80,746	(120,646)
Accounts payable and other liabilities	(210,172)	(123,775)
Net cash provided by operating activities	12,536,305	11,679,049

INVESTING ACTIVITIES
Purchases of fixed assets	(26,076)	(68,265)
Purchases of marketable securities	(7,196,330)	(11,649,227)
Proceeds from maturities of marketable securities	12,500,000	15,800,000
Cash provided by investing activities	5,277,594	4,082,508

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	217,940
Payment of dividends to shareholders	(14,538,030)	(14,528,030)
Cash used in financing activities	(14,538,030)	(14,310,090)

Increase in cash and cash equivalents	3,275,869	1,451,467
Cash and cash equivalents at beginning of period	6,877,304	4,755,082

Cash and cash equivalents at end of period	$10,153,173	$6,206,549

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,931,661	$2,696,045

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019. The results of operations for the quarter and nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2020.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of December 31, 2019 or March 31, 2019.

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

New Accounting Standards Not Yet Adopted
     In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2022 for us, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

     In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delays the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In accordance with ASU 2019-10, ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2024 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended Dec. 31
	2019	2018
Weighted average common shares outstanding – basic	4,846,010	4,845,010
Dilutive effect of stock options	1,426	5,497
Shares used in computing net income per share – diluted	4,847,436	4,850,507

	Nine Months Ended Dec. 31
	2019	2018
Weighted average common shares outstanding – basic	4,846,010	4,843,355
Dilutive effect of stock options	2,496	6,765
Shares used in computing net income per share – diluted	4,848,506	4,850,120

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

    The fair value of our available-for-sale securities as of December 31, 2019 by maturity were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$72,853,414	$21,933,123	$33,904,811	$17,015,480

     Total available-for-sale securities represented approximately 90% of our total assets. Marketable securities as of December 31, 2019 had remaining maturities between 10 and 50 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of December 31, 2019			As of March 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$9,877,760	$-	$9,877,760	$6,703,809	$-	$6,703,809
Corporate bonds	-	62,975,654	62,975,654	-	67,413,454	67,413,454
Total	$9,877,760	$62,975,654	$72,853,414	$6,703,809	$67,413,454	$74,117,263

     Our available-for-sale securities as of December 31 and March 31, 2019, aggregated into classes of securities, were as follows:
	As of December 31, 2019				As of March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$9,877,760	$-	$-	$9,877,760	$6,703,809	$-	$-	$6,703,809
Corporate bonds	62,083,066	902,126	(9,538)	62,975,654	67,519,350	315,902	(421,798)	67,413,454
Total	$71,960,826	$902,126	$(9,538)	$72,853,414	$74,223,159	$315,902	$(421,798)	$74,117,263

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2019.
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of December 31, 2019
Corporate bonds	$4,169,606	$(9,538)	$-	$-	$4,169,606	$(9,538)
Total	$4,169,606	$(9,538)	$-	$-	$4,169,606	$(9,538)

As of March 31, 2019
Corporate bonds	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)
Total	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)

     We did not consider any of our available-for-sale securities to be impaired as of December 31, 2019. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of December 31, 2019.

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	December 31, 2019	March 31, 2019
Raw materials	$1,139,246	$1,130,917
Work in process	1,906,679	2,325,238
Finished goods	1,113,817	808,721
Total inventories	$4,159,742	$4,264,876

NOTE 7. STOCK-BASED COMPENSATION
     There were no stock-based compensation expenses for the third quarters of fiscal 2020 or 2019. Stock-based compensation expense was $48,360 for the first nine months of fiscal 2020 and $93,360 for the first nine months of fiscal 2019. Stock-based compensation expenses were due to the automatic issuance to our non-employee directors of options to purchase 1,000 shares of stock on their reelection to our Board. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of December 31, 2019, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

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

     Details of our operating lease are as follows:
	Quarter Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease cost	$38,641	$115,923
Variable lease cost	30,227	90,681
Total	68,868	$206,604

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$43,365	$130,095
Remaining lease term	1 year
Discount rate	3.5%
The following table presents the maturities of lease liabilities as of December 31, 2019:
Year Ending March 31		Operating Leases
2020		$44,433
2021		133,299
Total lease payments		177,732
Imputed lease interest		(2,816)
Total lease liabilities		$174,916

NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock, and on August 27, 2015 we announced that our Board authorized $5,000,000 of additional repurchases. We did not repurchase any of our Common Stock under the program during the quarter ended December 31, 2019. The remaining authorization was $4,540,806 as of December 31, 2019. The Repurchase Program may be modified or discontinued at any time without notice.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $22,456 for the third quarter of fiscal 2020, $68,512 for the first nine months of fiscal 2020, $21,733 for the third quarter of fiscal 2019, and $67,327 for the first nine months of fiscal 2019.

NOTE 12. SUBSEQUENT EVENTS
     On January 22, 2020 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 28, 2020 to shareholders of record as of the close of business February 3, 2020.

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

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2019. As of December 31, 2019 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2019 compared to quarter ended December 31, 2018
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended December 31		Quarter- to-Quarter Change
	2019	2018
Revenue
Product sales	95.3%	95.6%	2.8%
Contract research and development	4.7%	4.4%	9.2%
Total revenue	100.0%	100.0%	3.1%
Cost of sales	19.5%	18.7%	8.1%
Gross profit	80.5%	81.3%	2.0%
Expenses
Research and development	12.0%	17.9%	(31.5)%
Selling, general, and administrative	5.1%	4.3%	22.0%
Total expenses	17.1%	22.2%	(21.2)%
Income from operations	63.4%	59.1%	10.7%
Interest income	6.9%	7.3%	(3.0)%
Income before taxes	70.3%	66.4%	9.2%
Provision for income taxes	12.6%	11.8%	10.0%
Net income	57.7%	54.6%	9.0%

     Total revenue for the quarter ended December 31, 2019 (the third quarter of fiscal 2020) increased 3% compared to the quarter ended December 31, 2018 (the third quarter of fiscal 2019). The increase was due to an 3% increase in product sales and a 9% increase in contract research and development revenue.

     The increase in product sales from the prior-year quarter was primarily due to increased purchases by existing customers. The increase in contract research and development revenue the third quarter of fiscal 2020 was due to the timing of progress towards contract completion.

     Total expenses decreased 21% in the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019 due to a 32% decrease in research and development expense, partially offset by a 22% increase in selling, general, and administrative expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities. The increase in selling, general, and administrative expense was primarily due to staffing changes.

     Interest income for the third quarter of fiscal 2020 decreased 3% due to a decrease in the average interest rates on our marketable securities and money market funds.

     The 9% increase in net income in the third quarter of fiscal 2020 compared to the prior-year quarter was primarily due to a decrease in total expenses and an increase in total revenue.

Nine months ended December 31, 2019 compared to nine months ended December 31, 2018
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2019	2018
Revenue
Product sales	95.7%	95.4%	(7.4)%
Contract research and development	4.3%	4.6%	(14.4)%
Total revenue	100.0%	100.0%	(7.8)%
Cost of sales	19.2%	18.8%	(5.5)%
Gross profit	80.8%	81.2%	(8.3)%
Expenses
Research and development	13.9%	14.8%	(13.5)%
Selling, general, and administrative	5.3%	4.6%	5.3%
Total expenses	19.2%	19.4%	(9.0)%
Income from operations	61.6%	61.8%	(8.1)%
Interest income	7.0%	6.3%	2.5%
Income before taxes	68.6%	68.1%	(7.1)%
Provision for income taxes	10.7%	12.3%	(20.1)%
Net income	57.9%	55.8%	(4.2)%

     Total revenue for the nine months ended December 31, 2019 decreased 8% compared to the nine months ended December 31, 2018, due to a 7% decrease in product sales and a 14% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year period was due to decreased purchase volumes by existing customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

      Total expenses decreased 9% for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 due to a 14% decrease in research and development expense, partially offset by a 5% increase in selling, general, and administrative expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities. The increase in selling, general, and administrative expense was primarily due to staffing changes.

     Interest income for the first nine months of fiscal 2020 increased 3% due to an increase in the average interest rates on our marketable securities.

     The provision for income taxes for the first nine months of fiscal 2020 decreased 20% due to tax benefits from the Federal Tax Reform Act enacted in 2017. We currently expect our tax rate for the fourth quarter of fiscal 2020 to be approximately 18%, and our rate for the full fiscal year to be approximately 16%.

     The 4% decrease in net income in the first nine months of fiscal 2020 compared to the prior-year period was primarily due to a decrease in total revenue, partially offset by a decrease in research and development expense and a decrease in the provision for income taxes.

      Comprehensive income increased 2% to $11,940,161 compared to $11,695,165 for the prior-year period. The increase in comprehensive income was due to an unrealized gain from marketable securities of $780,016 compared to $46,101 in the prior-year period, partially offset by a decrease in net income. The unrealized gain was due to strong bond market conditions in the first nine months of fiscal 2020.

Liquidity and capital resources
Overview
     Cash and cash equivalents were $10,153,173 as of December 31, 2019 compared to $6,877,304 as of March 31, 2019. The $3,275,869 increase in cash and cash equivalents during the nine months ended December 31, 2019 was due to $12,536,305 in net cash provided by operating activities and $5,277,594 of cash provided by investing activities, partially offset by $14,538,030 of cash used in financing activities. We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Investing Activities
     Cash provided by investing activities in the nine months ended December 31, 2019 was due to $12,500,000 of marketable security maturities, partially offset by $7,196,330 of marketable securities purchases and $26,076 of fixed asset purchases.

Financing Activities
     Cash used in financing activities in the first nine months of fiscal 2020 was due to $14,538,030 of cash dividends paid to shareholders. In addition to the dividends already paid in fiscal 2020, on January 22, 2020 we announced that our Board had declared a cash quarterly dividend of $1.00 per share of common stock, or $4,846,010 based on shares outstanding as of January 17, 2020, to be paid February 28, 2020. We plan to fund dividends through cash provided by operating activities and proceeds from maturities and sales of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as December 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
NVE CORPORATION
(Registrant)

January 22, 2020	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 22, 2020	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer