Form 10-K
period 2020-03-31
NVE CORP /NEW/
filed 2020-05-06
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]
     If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]  No [X]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $208 million.
     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of May 1, 2020 was 4,835,038.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our Proxy Statement for our 2020 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.
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
Item 1B. Unresolved Staff Comments.
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
Item 9B. Other Information.

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
Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations of these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to the economic environments in the industries we serve, uncertainties related to future sales and revenues, risks related to the COVID-19 pandemic, risks and uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

     In our products, the spintronic elements are connected to integrated circuitry and encapsulated (“packaged”) in much the same way as conventional integrated circuits.

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

Coupler Products and Markets
     Our spintronic couplers combine a GMR sensor element and an integrated microscopic coil. The coil creates a small magnetic field that is picked up by the spintronic sensor, transmitting data almost instantly. Couplers are also known as “isolators” because they electrically isolate the coupled systems. Our IsoLoop couplers are faster than the fastest optical couplers. Our major coupler market is currently the Industrial Internet of Things (IIoT) for factory automation. We are targeting the automotive market longer term.

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

     Our strategy is to develop, manufacture, and sell low bit-density MRAM for applications such as tamper prevention and detection. For high bit-density MRAM, our strategy is to license our technology to companies with large-scale memory manufacturing capabilities.

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

New Product Status
     In the past year we began marketing a number of new products, including:
•	new smart sensors for the Internet of Things;
•	new TMR sensors and magnetic switches;
•	high transient immunity data couplers;
•	isolated power convertors; and
•	new antitamper sensors.

     Long-term product development programs in fiscal 2020 included:
•	new TMR sensors;
•	custom integrated circuits for smart sensors; and
•	power conversion integrated circuits.

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

Intellectual Property
Patents
     As of March 31, 2020 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

     Much of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

     Certain of our patents cover inventions we believe may be necessary for successful high-density, high-performance MRAMs. We believe U.S. Patents 6,538,921 titled “Circuit selection of magnetic memory cells and related cell structures,” and 6,744,086 titled “Current switched magnetoresistive memory cell” are particularly important. The 6,744,086 patent has been reissued as RE 44,878 and expires May 15, 2022. The 6,538,921 patent has been reissued as RE 47,583 and expires August 14, 2021.

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

Firm Backlog
     As of March 31, 2020 we had $223,300 of contract research and development backlog we believed to be firm, and which we expect to be filled in fiscal 2021. Certain contracts have performance requirements and milestones, and there can be no assurance that backlog will result in future revenue. Our product sales are made primarily under standard purchase orders, which are generally cancellable. Therefore product order backlog is not included in “firm backlog,” and product sales backlog as of any particular date may not be indicative of future results. We also have certain agreements that require customers to forecast purchases; however, these agreements do not generally obligate the customer to purchase any particular quantity of products. Based on semiconductor industry practice and our experience, we do not believe that such agreements are meaningful for determining backlog amounts.

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

Number of Employees
     We had 46 employees as of March 31, 2020. Our employment can fluctuate due to a variety of factors. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, and we believe we maintain good relations with our employees.

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
     We rely on several large customers for a significant percentage of our revenue. These large customers include Abbott Laboratories, Sonova AG, certain other medical device manufacturers, and certain distributors. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled, and a number of orders have already been delayed or canceled due to the effects of the COVID-19 pandemic. Any decreases in purchases, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

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
     We have agreements with certain customers, including a Supplier Partnering Agreement, as amended, with Abbott Laboratories, which expires January 1, 2021, and Supply Agreement, as amended, with Sonova AG, which expires March 31, 2025. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of these customers could have a significant adverse impact on our revenue and our profitability.

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     A decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason could hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is subject to the availability of Congressional appropriations and that, as a result, long-term government contracts are partially funded initially with additional funds committed only as Congress makes further appropriations. We may be required to maintain security clearances for facilities and personnel in order to protect classified information. Furthermore, some of our Government funding has been through Small Business Innovation Research (SBIR) or Small Business Technology Transfer Research (STTR) contracts. SBIR and STTR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense.

If we were barred for any reason from U.S. government contracts there could be a significant adverse impact on our revenue and our ability to make research and development progress.
     If we were to be charged with violation of certain laws or if the U.S. Government were to determine that we are not a “presently responsible contractor,” we could be temporarily suspended or, in the event of a violation, barred for up to three years from receiving new U.S. Government contracts or government-approved subcontracts. Additionally, we are subject to routine government audits and may be subject to investigations, and any deficiencies or illegal activities identified during the audits or investigations may result in the forfeiture or suspension of payments and civil or criminal penalties. Being barred for any reason from U.S. Government contracts could have a material adverse effect on our revenue, profits, and research and development efforts.

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
     Our quality management system is certified to the ISO 9001 standard, and we have received a letter of conformance for the International Automotive Task Force (IATF) 16949 automotive sector-specific standard. Our products are also subject to independent certification and listings including by the VDE Institute and UL LLC. These certifications are subject to a number of rigorous conditions. Failure to achieve or maintain any of these certifications or listings could cause us to be disqualified by one or more of our customers, and could have a material adverse impact on our business and revenue.

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
     Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. The COVID-19 pandemic has caused shortages of the ingots and wafer substrates that are used to make the wafers we buy, and leadtimes have increased for certain of our foundry wafers. Wafer supply interruptions for any reason, including acts of God such as floods, typhoons, cyclones, earthquakes, or pandemics could seriously jeopardize our ability to provide products that are critical to our business and operations, and may cause us to lose revenue.

The loss of supply of any critical chemicals or supplies could impact our ability to produce and deliver products and cause loss of revenue.
     There are a number of critical chemicals and supplies that we require to make products. These include certain gases, photoresists, polymers, metals, and specialized alloys. We maintain inventory of critical chemicals and materials, but in many cases we are dependent on single sources, and some of the materials could be subject to shortages or be discontinued by their suppliers at any time. Supply interruptions or shortages for any reason, including interruptions due to effects of the COVID-19 pandemic, could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. One of our packaging vendors was forced to suspend its factory operations in late March 2020 pursuant to a COVID-19 lockdown order and it is uncertain when they will resume operations. The COVID-19 pandemic has also caused shortages of materials and subassemblies our packaging vendors need for the packaging process. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.
     Foreign sales are a significant portion of our revenue and we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; acts of God, including floods, typhoons, cyclones and earthquakes; public health crises including, but not limited to, the COVID-19 pandemic; difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements, tariffs, customs, duties, and other trade barriers; transportation delays; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

Public health crises could have an adverse effect on our operations and financial results.
     Public health crises could adversely affect our ongoing business operations. In particular, the COVID-19 pandemic has severely impacted global economic activity and caused many of our important customers to delay or cancel orders. We are operating under Minnesota “Emergency Executive Order 20-20 Directing Minnesotans to Stay at Home,” which has been in effect since March 27, 2020. We are allowed to operate under the Order because the Company is in several “Critical Sectors” as defined in the Order, however future orders could be imposed by State or Federal authorities that could limit or prohibit our normal operation. Furthermore, if one or more of our employees become infected with COVID-19, we could be forced to curtail or cease operations to protect the health of our employees or to prevent the spread of the disease. Additionally, any customer or supplier disruptions could affect our ability to operate. These and other impacts of COVID-19 pandemic or other public health crises could have a material adverse effect on our results of operations or our financial condition.

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

We could incur losses on our marketable securities.
     As of March 31, 2020, we held $62,691,309 in short-term and long-term marketable securities, representing approximately 79% of our total assets. Conditions and circumstances beyond our control or ability to anticipate, including the effects of the COVID-19 pandemic, can cause downgrades and increased default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Defaults, default risks, or changes in market conditions could cause us to incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows, and our ability to pay dividends.

Risks Related to our Industry
We face an uncertain economic environment in the industries we serve, which could adversely affect our business.
     We sell our products into the semiconductor market, which is highly cyclical and is currently being significantly affected by the COVID-19 pandemic. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent recovery, worldwide or in the industries we serve. The economic environment could have a material adverse impact on our business and revenue.

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

Risks Related to our Stock
Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price of our common stock to decline.
     Future dividends will be subject to Board approval and will take into account factors including our results of operations, cash and marketable security balances, the timing of securities maturations, estimates of future cash requirements, fixed asset requirements, the impacts of the COVID-19 pandemic, and other factors our Board may deem relevant. Because they are generally more than our current cash flow from operations, recent and declared dividend amounts may be unsustainable. Any reduction or discontinuance by us of cash dividends could cause the market price of our common stock to decline.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
     From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:
•	the announcement of new products, product enhancements, or contracts by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	loss of customers, decreases in customers’ purchases, or decreases in customers’ purchase prices;
•	changes in demand for our customers’ products;
•	quarterly variations in our financial results, revenue, or revenue growth rates;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve;
•	legal proceedings involving us, including intellectual property litigation or class action litigation;
•	changes in Federal corporate income tax rates or changes in other tax provisions;
•	changes in tariffs, customs, duties, or other trade barriers in foreign jurisdictions where we purchase raw materials or sell our products;
•	the impact or perceived impact of the COVID-19 pandemic on general economic conditions, our industry, or our revenues or net income;
•	our stock repurchase and dividend policies and decisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344, and leased under an agreement expiring March 31, 2026. The space consists of 21,362 square feet of offices, laboratories, and production areas. The facility is currently being utilized at less than maximum capacity to allow for growth, and we believe the facility is adequate to meet our current requirements. We hold no investments in real estate.

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

     Dividends have been funded from net cash provided by operating activities and proceeds from maturities of marketable securities. Our dividend policy is subject to change at any time, and future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, our forecasts of future cash requirements, and other factors our Board may deem relevant.

Shareholders
     We have approximately 62 shareholders of record as of April 21, 2020. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans
     Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2020 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Repurchase Program
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We repurchased 12,972 shares of our Common Stock in fiscal 2020. We did not repurchase shares in fiscal 2019. The remaining authorization was $3,853,459 as of March 31, 2020. Common Stock repurchases during each quarter of fiscal 2020, all of which were made as part of our publicly announced program, were as follows:

			Total number of	Max. approximate
Period	Total	Average	shares purchased	dollar value of
	number	price	as part of publicly	shares that may
	of shares	paid	announced	yet be purchased
	purchased	per share	program	under the program
April 1, 2019 – June 30, 2019	-	$-	-	$4,540,806
July 1, 2019 – September 30, 2019	-	$-	-	$4,540,806
October 1, 2019 – December 31, 2019	-	$-	-	$4,540,806
January 1, 2020 – March 31, 2020	12,972	$52.99	12,972	$3,853,374
	12,972		12,972

Common Stock repurchases during the fourth quarter of fiscal 2020 were as follows:
			Total number of	Max. approximate
Period	Total	Average	shares purchased	dollar value of
	number	price	as part of publicly	shares that may
	of shares	paid	announced	yet be purchased
	purchased	per share	program	under the program
January 1, 2020 – January 31, 2020	-	$-	-	$4,540,806
February 1, 2020 – February 29, 2020	-	$-	-	$4,540,806
March 1, 2020 – March 31, 2020	12,972	$52.99	12,972	$3,853,374
	12,972		12,972

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

Investment Valuation
     Our investments consist primarily of corporate obligations. We have generally invested excess cash in high-quality investment grade long-term marketable securities with less than five years to maturity. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.” If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized to net income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. We consider a number of factors in determining whether other-than-temporary impairment exists, including: credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and could result in other-than-temporary decline in value, which could have an adverse impact on our results of operations.

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $210,000 as of March 31, 2020 and $190,000 as of March 31, 2019.

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

     We had $108,119 of net deferred tax assets as of March 31, 2020 and $353,735 as of March 31, 2019. Net deferred tax assets included $65,218 in deferred tax assets for stock-based compensation deductions as of March 31, 2020 and $62,671 as of March 31, 2019.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last two fiscal years:

	Percentage of Revenue Year Ended March 31		Year- to-Year Change
	2020	2019
Revenue
Product sales	96.0%	95.5%	(3.5)%
Contract research and development	4.0%	4.5%	(14.3)%
Total revenue	100.0%	100.0%	(4.0)%
Cost of sales	19.2%	19.7%	(6.3)%
Gross profit	80.8%	80.3%	(3.5)%
Expenses
Research and development	14.5%	15.5%	(10.2)%
Selling, general, and administrative	5.2%	4.6%	7.6%
Total expenses	19.7%	20.1%	(6.1)%
Income from operations	61.1%	60.2%	(2.6)%
Interest income	7.0%	6.7%	0.1%
Income before taxes	68.1%	66.9%	(2.3)%
Income tax provision	10.9%	12.1%	(13.3)%
Net income	57.2%	54.8%	0.1%

     Total revenue for fiscal 2020 decreased 4% compared to fiscal 2019 due to a 4% decrease in product sales and a 14% decrease in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Gross profit margin for fiscal 2020 increased to 81% from 80% for fiscal 2019 due to a more profitable revenue mix.

     Total expenses decreased 6% for fiscal 2020 compared to fiscal 2019 due to a 10% decrease in research and development expense, partially offset by an 8% increase in selling, general, and administrative expense. The decrease in research and development expense was primarily due to the completion of certain new product development projects. The increase in selling, general, and administrative expense was due to increased sales activities and staffing changes.

     The provision for income taxes decreased 13% due to tax benefits from the Federal Tax Reform Act enacted in 2017. Our effective tax rate for fiscal 2020 was 16% of income before taxes compared to 18% for fiscal 2019. We currently expect our tax rate for fiscal 2021 to be approximately 18%.

     The increase in net income in fiscal 2020 compared to the prior year was primarily due to a decrease in research and development expense and a decrease in the provision for income taxes, partially offset by an increase in selling, general, and administrative expense and a decrease in total revenue.

 The Impact of the COVID-19 Pandemic
     We believe the COVID-19 pandemic had a slight negative impact on our results of operations in late fiscal 2020 due to deteriorating business conditions, especially in China. We currently expect significant decreases in total revenue and net income for the quarter ending June 30, 2020 compared to the prior-year quarter due to the effects of the COVID-19 pandemic on general economic conditions, market conditions in industries we and our customers serve, and supply-chain disruptions affecting our ability to produce certain products. Total revenue and net income will likely continue to decrease for quarters beyond June 30, 2020 compared to prior-year quarters due to the effects of the COVID-19 pandemic.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $8,065,594 as of March 31, 2020 compared to $6,877,304 as of March 31, 2019. The $1,188,290 increase in cash and cash equivalents was due to $15,895,773 in net cash provided by operating activities and $5,251,629 net cash provided by investing activities, less $19,959,112 net cash used in financing activities.

Operating Activities
     Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for fiscal 2020 and 2019. Net cash provided by operating activities was $15,895,773 for fiscal 2020 and $14,218,994 for fiscal 2019.

     Inventory decreased $380,426 in fiscal 2020 primarily due to the timing of raw material purchases. Accounts receivable decreased $301,620 primarily due to the timing of sales to and payments from customers.

Investing Activities
     Net cash provided by investing activities in fiscal 2020 was due to marketable security maturities of $12,500,000, partially offset by marketable security purchases of $7,196,330 and fixed assets purchases of $52,041.

     Purchases of fixed assets were $52,041 in fiscal 2020 and $68,265 in fiscal 2019. Purchases were primarily for capital equipment and leasehold improvements to speed new product development and were financed with cash provided by operating activities. Our capital expenditures have been significantly higher in prior years and can vary from year to year depending on our needs and equipment purchasing opportunities.

Financing Activities
     Net cash used in financing activities in fiscal 2020 was due to $19,384,040 in cash dividends to shareholders and $687,432 in repurchases of our common stock, partially offset by net proceeds from the sale of common stock of $112,360 from stock option exercises.

     In addition to cash dividends to shareholders paid in fiscal 2020, on May 6, 2020 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,835,038 based on shares outstanding as of May 1, 2020, to be paid May 29, 2020. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of the COVID-19 pandemic, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2021.

Off-Balance-Sheet Arrangements
     Our off-balance sheet arrangements consist of purchase commitments. We believe such arrangements have no material current or anticipated future effect on our profitability, cash flows, or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Financial statements and accompanying notes are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

     Under an amendment recently adopted by the SEC to the definition of “accelerated filer” pursuant to Rule 12b-2 under the Securities Exchange Act of 1934, we now qualify as a “smaller reporting company” and are therefore no longer required to have an audit of our internal control over financial reporting by an independent registered public accounting firm.

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

Changes in Internal Controls
     During the quarter ended March 31, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
     We amended our Bylaws to allow our meetings of shareholders to be held by means of remote communication (often referred to as “virtual meetings”). This provides us with additional options for our annual meetings of shareholders, especially with limitations on public movement and the size of gatherings during the COVID-19 pandemic. We also modernized and clarified certain sections of the Bylaws. Our Bylaws as amended are filed as Exhibit 3.2 to this Report.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The section titled “Proposal 1. Election of Board of Directors” to be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders sets forth certain information regarding our directors and executive officers required by Item 10, the section titled “Information About Our Executive Officers” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Director Compensation” to be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 5 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2020 and 2019” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits
     The following is a list of exhibits:

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective May 6, 2020.
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease between the company and Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease between the company and Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Third amendment to lease between the company and Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.5	Fourth amendment to lease between the company and the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
10.6	Fifth amendment to lease between the company and GRE – Bryant Lake, LLC (incorporated by reference to our Current Report on Form 8-K/A filed March 3, 2020).
10.7†	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.8†	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.9	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.10+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.11+	Amendment No. 1 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 10, 2007).
10.12+	Amendment No. 2 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed December 18, 2009).
10.13+	Amendment No. 3 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 16, 2010).
10.14	Amendment No. 4 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.15	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to the Form 8-K filed February 10, 2016).
10.16	Amendment No. 5 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed April 21, 2016).
10.17+	Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).
10.18*	First Amendment to Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed February 18, 2020).
23.1	Consent of Boulay PLLP.
23.2	Consent of Grant Thornton LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†Indicates a management contract or compensatory plan or arrangement.

 +Confidential portions deleted and filed separately with the SEC.

 *Certain confidential portions redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause us competitive harm if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.

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

Date    May 6, 2020

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 6, 2020
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 6, 2020
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 6, 2020
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 6, 2020
/s/Richard W. Kramp Richard W. Kramp	Director	May 6, 2020
/s/Gary R. Maharaj Gary R. Maharaj	Director	May 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NVE Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheet of NVE Corporation (the Company) as of March 31, 2020, and the related statements of income, comprehensive income, shareholders' equity, and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boulay PLLP
We have served as the Company’s auditor since May 8, 2019.

Minneapolis, Minnesota
May 6, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
NVE Corporation

Opinion on the financial statements
We have audited the accompanying balance sheet of NVE Corporation (a Minnesota corporation) (the “Company”) as of March 31, 2019, the related statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP
We served as the Company’s auditor from 2014 through 2019 and are now the predecessor auditor.

Minneapolis, Minnesota
May 1, 2019

NVE CORPORATION
BALANCE SHEETS

	March 31, 2020	March 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$8,065,594	$6,877,304
Marketable securities, short-term	19,084,814	12,487,821
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,694,018	2,995,638
Inventories	3,884,450	4,264,876
Prepaid expenses and other assets	655,835	816,045
Total current assets	34,384,711	27,441,684
Fixed assets
Machinery and equipment	9,280,062	9,365,806
Leasehold improvements	1,797,245	1,787,269
	11,077,307	11,153,075
Less accumulated depreciation and amortization	10,494,840	10,258,240
Net fixed assets	582,467	894,835
Deferred tax assets	108,119	353,735
Marketable securities, long-term	43,606,495	54,925,633
Right-of-use asset – operating lease	816,358	-
Total assets	$79,498,150	$83,615,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$186,993	$375,188
Accrued payroll and other	482,074	460,488
Operating lease	127,134	-
Total current liabilities	796,201	835,676

Operating lease	706,600	-
Total liabilities	1,502,801	835,676

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,835,038 issued and outstanding as of March 31, 2020 and 4,846,010 as of March 31, 2019	48,350	48,460
Additional paid-in capital	19,383,956	19,910,558
Accumulated other comprehensive income (loss)	516,523	(82,725)
Retained earnings	58,046,520	62,903,918
Total shareholders’ equity	77,995,349	82,780,211
Total liabilities and shareholders’ equity	$79,498,150	$83,615,887

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2020	2019
Revenue
Product sales	$24,400,192	$25,291,306
Contract research and development	1,011,971	1,181,031
Total revenue	25,412,163	26,472,337
Cost of sales	4,889,295	5,216,112
Gross profit	20,522,868	21,256,225
Expenses
Research and development	3,690,539	4,107,692
Selling, general, and administrative	1,317,543	1,223,971
Total expenses	5,008,082	5,331,663
Income from operations	15,514,786	15,924,562
Interest income	1,787,117	1,785,277
Income before taxes	17,301,903	17,709,839
Provision for income taxes	2,775,261	3,201,903
Net income	$14,526,642	$14,507,936
Net income per share – basic	$3.00	$3.00
Net income per share – diluted	$3.00	$2.99
Cash dividends declared per common share	$4.00	$4.00
Weighted average shares outstanding
Basic	4,845,627	4,844,010
Diluted	4,847,294	4,850,567

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2020	2019
Net income	$14,526,642	$14,507,936
Unrealized gain from marketable securities, net of tax	599,248	893,275
Comprehensive income	$15,125,890	$15,401,211

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2018	4,842,010	$48,420	$19,599,298	$(915,635)	$67,709,657	$86,441,740
Exercise of stock options	4,000	40	217,900			217,940
Comprehensive income:
Unrealized gain on marketable securities, net of tax				893,275	893,275
Net income					14,507,936	14,507,936
Total comprehensive income						15,401,211
Stock-based compensation			93,360			93,360
Cash dividends declared ($4.00 per share of common stock)					(19,374,040)	(19,374,040)
Cumulative effect of accounting change				(60,365)	60,365
Balance as of March 31, 2019	4,846,010	48,460	19,910,558	(82,725)	62,903,918	82,780,211
Exercise of stock options	2,000	20	112,340			112,360
Repurchase of common stock	(12,972)	(130)	(687,302)			(687,432)
Comprehensive income:
Unrealized gain on marketable securities, net of tax				599,248	599,248
Net income					14,526,642	14,526,642
Total comprehensive income						15,125,890
Stock-based compensation			48,360			48,360
Cash dividends declared ($4.00 per share of common stock)					(19,384,040)	(19,384,040)
Balance as of March 31, 2020	4,835,038	$48,350	$19,383,956	$516,523	$58,046,520	$77,995,349

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended March 31
2020		2019
OPERATING ACTIVITIES
Net income	$14,526,642	$14,507,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549,969	705,197
Stock-based compensation	48,360	93,360
Deferred income taxes	77,779	(31,269)
Changes in operating assets and liabilities:
Accounts receivable	301,620	(106,859)
Inventories	380,426	(614,437)
Prepaid expenses and other assets	(394,504)	(180,885)
Accounts payable and accrued expenses	405,481	(154,049)
Net cash provided by operating activities	15,895,773	14,218,994

INVESTING ACTIVITIES
Purchases of fixed assets	(52,041)	(68,265)
Purchases of marketable securities	(7,196,330)	(13,672,407)
Proceeds from maturities and sales of marketable securities	12,500,000	20,800,000
Net cash provided by investing activities	5,251,629	7,059,328

FINANCING ACTIVITIES
Proceeds from exercise of stock options	112,360	217,940
Repurchase of common stock	(687,432)	-
Payment of dividends to shareholders	(19,384,040)	(19,374,040)
Net cash used in financing activities	(19,959,112)	(19,156,100)

Increase in cash and cash equivalents	1,188,290	2,122,222
Cash and cash equivalents at beginning of year	6,877,304	4,755,082

Cash and cash equivalents at end of year	$8,065,594	$6,877,304

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,586,661	$3,426,045

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

     We have invested our excess cash in corporate-backed and municipal-backed bonds and money market instruments. Our investment policy prescribes purchases of only high-grade securities, and limits the amount of credit exposure to any one issuer. The effects of the COVID-19 pandemic have degraded outlooks for some of our securities’ issuers, which may increase the risk of default on one or more securities.

     Our customers are throughout the world. We generally do not require collateral from our customers, but we perform ongoing credit evaluations of their financial condition. More information on accounts receivable is contained in the paragraph titled “Accounts Receivable and Allowance for Doubtful Accounts” of this note. The effects of the COVID-19 pandemic could increase our bad-debt risk in the future.

     Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products. The effects of the COVID-19 pandemic have increased the risk of supply interruptions.

Accounts Receivable and Allowance for Doubtful Accounts
     We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2020 or 2019.

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

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We have not identified any indicators of impairment during fiscal 2020 or 2019. Depreciation and amortization expense related to fixed assets was $364,409 for fiscal 2020 and 498,813 for fiscal 2019.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of March 31, 2020 or March 31, 2019.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume exercise of all stock options. The following table shows the components of diluted shares:

	Year Ended March 31
	2020	2019
Weighted average common shares outstanding – basic	4,845,627	4,844,010
Dilutive effect of stock options	1,667	6,557
Shares used in computing net income per share – diluted	4,847,294	4,850,567

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

     In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Lease Accounting. ASU 2016-02 requires recognition of lease assets and lease liabilities on the balance sheet of lessees. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, which is fiscal 2020 for us. In July 2018, the FASB issued ASU No. 2018-11, Leases Topic (842): Targeted Improvements. ASU No. 2018-11 provided companies an option to apply the transition provisions of the new lease standard at its adoption date instead of at the earliest comparative period presented in its financial statements, and we adopted the new lease guidance using that method in the quarter ended June 30, 2019. Currently our only lease is the lease for our facility. We recognized $298,983 of leased liabilities a right-of-use asset of $261,644 as of April 1, 2019. The leased liabilities and right-of-use asset exclude non-lease components. There was no effect on our results of operations or cash flows.

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

     In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments; which modifies the measurement of expected credit losses of certain financial instruments. In accordance with ASU 2019-10 and ASU 2020-02, ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2024 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

NOTE 3. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Our corporate bonds and money market funds are classified as available-for-sale securities and carried at estimated fair value. Unrealized holding gains and losses are included in accumulated other comprehensive income in the statement of shareholders’ equity. Corporate bonds with remaining maturities less than one year are classified as short-term, and those with remaining maturities greater than one year are classified as long-term. We consider all highly-liquid investments with maturities of three months or less when purchased, including money market funds, to be cash equivalents. Gains and losses on marketable security transactions are reported on the specific-identification method.

    The fair value of our available-for-sale securities as of March 31, 2020 by maturity were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$70,594,742	$26,988,247	$28,683,823	$14,922,672

     Total available-for-sale securities represented approximately 89% of our total assets. Marketable securities as of March 31, 2020 had remaining maturities between seven and 47 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of March 31, 2020			As of March 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$7,903,433	$-	$7,903,433	$6,703,809	$-	$6,703,809
Corporate bonds	-	62,691,309	62,691,309	-	67,413,454	67,413,454
Total	$7,903,433	$62,691,309	$70,594,742	$6,703,809	$67,413,454	$74,117,263

     Our available-for-sale securities as of March 31, 2020 and 2019, aggregated into classes of securities, were as follows:
	As of March 31, 2020				As of March 31, 2019
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$7,903,433	$-	$-	$7,903,433	$6,703,809	$-	$-	$6,703,809
Corporate bonds	62,030,120	752,621	(91,432)	62,691,309	67,519,350	315,902	(421,798)	67,413,454
Total	$69,933,553	$752,621	$(91,432)	$70,594,742	$74,223,159	$315,902	$(421,798)	$74,117,263

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2020 and 2019.
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of March 31, 2020
Corporate bonds	$19,525,169	$(91,432)	$-	$-	$19,525,169	$(91,432)
Total	$19,525,169	$(91,432)	$-	$-	$19,525,169	$(91,432)

As of March 31, 2019
Corporate bonds	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)
Total	$-	$-	$51,413,428	$(421,798)	$51,413,428	$(421,798)

     We did not consider any of our available-for-sale securities to be impaired as of March 31, 2020. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. The effects of the COVID-19 pandemic, however, have degraded outlooks for some of our marketable securities’ issuers, which could lead to credit-quality downgrades in the future. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of March 31, 2020.

NOTE 4. INVENTORIES
     Inventories are shown in the following table:

	March 31
	2020	2019
Raw materials	$1,017,451	$1,130,917
Work in process	1,863,000	2,325,238
Finished goods	1,003,999	808,721
Total inventories	$3,884,450	$4,264,876

NOTE 5. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $48,360 in fiscal 2020 and $93,360 in fiscal 2019.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2020	2019
Risk-free interest rate	1.7%	2.9%
Expected volatility	37%	33%
Expected life (years)	4.6	4.5
Dividend yield	5.9%	3.7%

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

Dividend yield
     We assumed a dividend yield of 5.9% for fiscal 2020 and 3.7% for fiscal 2019 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $10,581 for fiscal 2020 and $19,771 for fiscal 2019.

General stock option information
     The following table summarizes information about options outstanding as of March 31, 2020, all of which were exercisable:

Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$49.86 - $67.69	16,000	$61.37	6.0
$76.13 - $107.86	8,000	92.00	7.9
	24,000	$71.58	6.6

     A summary of our stock options is shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price
At March 31, 2018	139,230	22,000	$61.19
Granted	(4,000)	4,000	$107.86
Exercised	-	(4,000)	$54.49
At March 31, 2019	135,230	22,000	$70.89
Granted	(4,000)	4,000	$67.65
Exercised	-	(2,000)	$56.18
At March 31, 2020	131,230	24,000	$71.58

     The remaining weighted-average exercisable life was 6.6 years as of March 31, 2020 and 6.7 years as of March 31, 2019. All outstanding options were exercisable as of March 31, 2020 and 2019. The total intrinsic value of options exercised during fiscal 2020 was $32,108 based on the difference between the exercise price and stock price at the time of exercise for in-the-money options. The total intrinsic value of options outstanding March 31, 2020, based on our closing stock price for that day, was $2,170, all of which was exercisable. The total fair value of option grants was $48,360 in fiscal 2020. There was no unrecognized stock-based compensation as of March 31, 2020.

NOTE 6. INCOME TAXES
     Income tax provisions for fiscal 2020 and 2019 consisted of the following:
	Year Ended March 31
	2020	2019
Current taxes
Federal	$2,710,658	$3,107,376
State	(13,176)	125,796
Deferred taxes
Federal	74,651	(30,012)
State	3,128	(1,257)
Income tax provision	$2,775,261	$3,201,903

     A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2020 and 2019 is as follows:

	Year Ended March 31
	2020	2019
Tax expense at U.S. statutory rate	$3,633,400	$3,719,066
State income taxes, net of Federal benefit	77,989	95,430
Research and development credits	(126,320)	-
Foreign-derived intangible income deduction	(540,265)	(555,256)
Other	(269,543)	(57,337)
Income tax provision	$2,775,261	$3,201,903

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2020 and 2019 were as follows:
	March 31
	2020	2019
Paid time off accrual	$55,240	$55,900
Inventory reserve	45,948	41,572
Depreciation and amortization	22,651	112,125
Stock-based compensation deductions	65,218	62,671
Unrealized (gain) loss on marketable securities	(144,668)	23,170
Other	63,730	58,297
Deferred tax assets	$108,119	$353,735

     We had no unrecognized tax benefits as of March 31, 2020, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2020 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2018 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 7. LEASES
     We conduct our operations in a leased facility under a non-cancellable lease expiring March 31, 2026. On March 2, 2020 we executed a fifth amendment to the lease agreement between us and GRE – Bryant Lake, LLC covering our facility. Our lease would have expired December 31, 2020 without the fifth amendment, which extended the lease for an additional term of 63 months. The fifth amendment is incorporated in this Report by reference to our Current Report on Form 8-K/A filed March 3, 2020. The fifth amendment will decrease our monthly base rent to $14,241 in 2021 from $14,811 in 2020 under the current lease, with subsequent 2% annual increases for 2022, 2023, 2024, and 2025. The fifth amendment also provides the first three months of 2021 as net free. Our lease does not provide an implicit rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Variable lease costs consist primarily of common area maintenance and real estate taxes which are paid based on actual costs incurred by the lessor. Details of our operating lease are as follows:

Year Ended March 31, 2020
Operating lease cost	$154,565
Variable lease cost	96,798
Total	$251,363

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$174,528
Remaining lease term	6 years
Discount rate	3.5%

      The following table presents the maturities of lease liabilities as of March 31, 2020:
Year Ending March 31	Operating Leases
2021	128,537
2022	152,703
2023	156,121
2024	159,592
2025	163,224
2026	165,947
Total lease payments	926,124
Imputed lease interest	(92,390)
Total lease liabilities	$833,734

NOTE 8. CONCENTRATIONS
     The following table summarizes customers comprising 10% or more of revenue for the two most recent fiscal years:

	% of Revenue for Year Ended March 31
	2020	2019
Customer A	24%	21%
Customer B	14%	18%
Customer C	10%	Less than 10%

     These customers accounted for 43% of our accounts receivable as of March 31, 2020 and 41% as of March 31, 2019. We believe the receivable balances from these customers do not represent a significant credit risk based on past collection experience.

NOTE 9. STOCK REPURCHASE PROGRAM
       On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We repurchased 12,972 shares of our Common Stock in fiscal 2020. We did not repurchase shares in fiscal 2019. The remaining authorization was $3,853,459 as of March 31, 2020. The Stock Repurchase Program may be modified or discontinued at any time without notice.

NOTE 10. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $92,880 for fiscal 2020 and $91,341 for fiscal 2019.

NOTE 11. SUBSEQUENT EVENTS
     On May 6, 2020 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 29, 2020 to shareholders of record as of the close of business May 18, 2020.

EXHIBIT INDEX
Exhibit #	Description
3.2	Bylaws of the company as amended by the Board of Directors effective May 6, 2020.
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.6	Fifth amendment to lease between the company and GRE – Bryant Lake, LLC (incorporated by reference to the Form 8-K/A filed March 3, 2020).
10.18	First Amendment to Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed February 18, 2020). Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to us if publicly disclosed. We agree to furnish supplementally an unredacted copy of the exhibit to the Securities and Exchange Commission on its request.
23.1	Consent of Boulay PLLP.
23.2	Consent of Grant Thornton LLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document