Form 10-Q
period 2020-06-30
NVE CORP /NEW/
filed 2020-07-22
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2020
or
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
Common Stock, $0.01 Par Value – 4,835,038 shares outstanding as of July 17, 2020

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended June 30, 2020 and 2019

          Statements of Comprehensive Income for the Quarters Ended June 30, 2020 and 2019

          Statements of Shareholders’ Equity for the Period Ended June 30, 2020

          Statements of Shareholders’ Equity for the Period Ended June 30, 2019

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2020	March 31, 2020*
ASSETS
Current assets
Cash and cash equivalents	$6,402,983	$8,065,594
Marketable securities, short-term	19,179,495	19,084,814
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,297,850	2,694,018
Inventories	3,943,738	3,884,450
Prepaid expenses and other assets	718,122	655,835
Total current assets	32,542,188	34,384,711
Fixed assets
Machinery and equipment	9,280,062	9,280,062
Leasehold improvements	1,797,245	1,797,245
	11,077,307	11,077,307
Less accumulated depreciation and amortization	10,571,515	10,494,840
Net fixed assets	505,792	582,467
Deferred tax assets	-	108,119
Marketable securities, long-term	45,049,578	43,606,495
Right-of-use asset – operating lease	784,774	816,358
Total assets	$78,882,332	$79,498,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$180,338	$186,993
Accrued payroll and other	492,243	482,074
Income taxes payable	406,326	-
Operating lease	120,429	127,134
Total current liabilities	1,199,336	796,201
Deferred tax liabilities	189,523	-
Operating lease	675,928	706,600
Total liabilities	2,064,787	1,502,801

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,835,038 issued and outstanding as of June 30, 2020 and March 31, 2020	48,350	48,350
Additional paid-in capital	19,386,663	19,383,956
Accumulated other comprehensive income	1,759,185	516,523
Retained earnings	55,623,347	58,046,520
Total shareholders’ equity	76,817,545	77,995,349
Total liabilities and shareholders’ equity	$78,882,332	$79,498,150

*The March 31, 2020 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended June 30
	2020	2019
Revenue
Product sales	$4,358,635	$6,085,364
Contract research and development	230,627	209,332
Total revenue	4,589,262	6,294,696
Cost of sales	836,422	1,092,037
Gross profit	3,752,840	5,202,659
Expenses
Research and development	880,983	973,067
Selling, general, and administrative	355,011	330,009
Total expenses	1,235,994	1,303,076
Income from operations	2,516,846	3,899,583
Interest income	399,212	459,039
Income before taxes	2,916,058	4,358,622
Provision for income taxes	504,193	751,203
Net income	$$2,411,865	$3,607,419
Net income per share – basic	$0.50	$0.74
Net income per share – diluted	$0.50	$0.74
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,835,038	4,846,010
Diluted	4,835,157	4,850,388

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended June 30
	2020	2019
Net income	$2,411,865	$3,607,419
Unrealized gain from marketable securities, net of tax	1,242,662	570,063
Comprehensive income	$3,654,527	$4,177,482

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2020	4,835,038	$48,350	$19,383,956	$516,523	$58,046,520	$77,995,349
Comprehensive income:
Unrealized gain on marketable securities, net of tax				1,242,662	1,242,662
Net income					2,411,865	2,411,865
Total comprehensive income						3,654,527
Stock-based compensation			2,707			2,707
Cash dividends declared ($1.00 per share of common stock)					(4,835,038)	(4,835,038)
Balance as of June 30, 2020	4,835,038	$48,350	$19,386,663	$1,759,185	$55,623,347	$76,817,545

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

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Quarter Ended June 30
2020		2019
OPERATING ACTIVITIES
Net income	$2,411,865	$3,607,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,620	134,733
Stock-based compensation	2,707	-
Deferred income taxes	(50,405)	(664)
Changes in operating assets and liabilities:
Accounts receivable	396,168	248,955
Inventories	(59,288)	45,093
Prepaid expenses and other assets	(30,703)	205,399
Accounts payable and other liabilities	372,463	296,693
Net cash provided by operating activities	3,172,427	4,537,628

INVESTING ACTIVITIES
Purchases of fixed assets	-	(16,100)
Purchases of marketable securities	-	(3,013,530)
Proceeds from maturities of marketable securities	-	9,500,000
Cash provided by investing activities	-	6,470,370

FINANCING ACTIVITIES
Payment of dividends to shareholders	(4,835,038)	(4,846,010)
Cash used in financing activities	(4,835,038)	(4,846,010)

(Decrease) increase in cash and cash equivalents	(1,662,611)	6,161,988
Cash and cash equivalents at beginning of period	8,065,594	6,877,304

Cash and cash equivalents at end of period	$6,402,983	$13,039,292

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. The results of operations for the quarter ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2021.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of June 30, 2020 or March 31, 2020.

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

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
New Accounting Standards Not Yet Adopted
     In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2022 for us, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

     In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. We were unaffected by the change in the effective date of the ASU related to Leases (Topic 842) because we have already adopted that ASU. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments; which modifies the measurement of expected credit losses of certain financial instruments. In accordance with ASU 2019-10 and ASU 2020-02, ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2024 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

 NOTE 4. NET INCOME PER SHARE

     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended June 30
	2020	2019
Weighted average common shares outstanding – basic	4,835,038	4,846,010
Dilutive effect of stock options	119	4,378
Shares used in computing net income per share – diluted	4,835,157	4,850,388

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

     Contractual maturities of available-for-sale securities as of June 30, 2020 are as follows:

Total	<1 Year	1–3 Years	3–5 Years
$70,315,124	$25,265,545	$33,132,700	$11,916,879

     Total available-for-sale securities represented approximately 89% of our total assets. Marketable securities as of June 30, 2020 had remaining maturities between four and 44 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of June 30, 2020			As of March 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$6,086,051	$-	$6,086,051	$7,903,433	$-	$7,903,433
Corporate bonds	-	64,229,073	64,229,073	-	62,691,309	62,691,309
Total	$6,086,051	$64,229,073	$70,315,124	$7,903,433	$62,691,309	$70,594,742

     Our available-for-sale securities as of June 30 and March 31, 2020, aggregated into classes of securities, were as follows:
	As of June 30, 2020				As of March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$6,086,051	$-	$-	$6,086,051	$7,903,433	$-	$-	$7,903,433
Corporate bonds	61,977,175	2,251,898	-	64,229,073	62,030,120	752,621	(91,432)	62,691,309
Total	$68,063,226	$2,251,898	$-	$70,315,124	$69,933,553	$752,621	$(91,432)	$70,594,742

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	June 30, 2020	March 31, 2020
Raw materials	$907,618	$1,017,451
Work in process	2,026,032	1,863,000
Finished goods	1,010,088	1,003,999
Total inventories	$3,943,738	$3,884,450

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $2,707 for the first quarter of fiscal 2021. There were no stock-based compensation expenses for the first quarter of fiscal 2020. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2020, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2020 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Quarter Ended June 30, 2020
Operating lease cost	$38,641
Variable lease cost	30,608
Total	$69,249

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$44,433
Remaining lease term	69 months
Discount rate	3.5%

      The following table presents the maturities of lease liabilities as of June 30, 2020:
Year Ending March 31	Operating Leases
2021	84,104
2022	152,703
2023	156,121
2024	159,592
2025	163,224
2026	165,947
Total lease payments	881,691
Imputed lease interest	(85,334)
Total lease liabilities	$796,357

NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,853,459 as of June 30, 2020. We did not repurchase any of our Common Stock during the first quarter of fiscal 2021.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $25,381 for the first quarter of fiscal 2021 and $24,066 for the first quarter of fiscal 2020.

NOTE 12. SUBSEQUENT EVENTS
     On July 22, 2020 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 31, 2020 to shareholders of record as of the close of business August 3, 2020.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020.

General
     NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020. As of June 30, 2020 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2020 compared to quarter ended June 30, 2019
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter Change
	2020	2019
Revenue
Product sales	95.0%	96.7%	(28.4)%
Contract research and development	5.0%	3.3%	10.2%
Total revenue	100.0%	100.0%	(27.1)%
Cost of sales	18.2%	17.3%	(23.4)%
Gross profit	81.8%	82.7%	(27.9)%
Expenses
Research and development	19.2%	15.5%	(9.5)%
Selling, general, and administrative	7.7%	5.2%	7.6%
Total expenses	26.9%	20.7%	(5.1)%
Income from operations	54.9%	62.0%	(35.5)%
Interest income	8.7%	7.2%	(13.0)%
Income before taxes	63.6%	69.2%	(33.1)%
Provision for income taxes	11.0%	11.9%	(32.9)%
Net income	52.6%	57.3%	(33.1)%

     Total revenue for the quarter ended June 30, 2020 (the first quarter of fiscal 2021) decreased 27% compared to the quarter ended June 30, 2019 (the first quarter of fiscal 2020). The decrease was due to a 28% decrease in product sales partially offset by a 10% increase in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was primarily due to decreased purchases by existing customers. The increase in contract research and development revenue the first quarter of fiscal 2021 was due to the timing of progress towards contract completion.

     Total expenses decreased 5% in the first quarter of fiscal 2021 compared to the first quarter of fiscal 2020 due to a 9% decrease in research and development expense, partially offset by a 8% increase in selling, general, and administrative expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities. The increase in selling, general, and administrative expense was primarily due to staffing changes.

     Interest income for the first quarter of fiscal 2021 decreased 13% due to a decrease in the average interest rates on our marketable securities and money market funds.

     The 33% decrease in net income in the first quarter of fiscal 2021 compared to the prior-year quarter was primarily due to a decrease in product sales.

The Impact of the COVID-19 Pandemic
     We believe the COVID-19 pandemic had a significant impact on total revenue and net income for the quarter ended June 30, 2020 compared to the prior-year quarter due to its effects on market conditions in certain industries, especially medical devices. Total revenue and net income will likely continue to decrease for future quarters compared to prior-year quarters due to the effects of the COVID-19 pandemic.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $6,402,983 as of June 30, 2020 compared to $8,065,594 as of March 31, 2020. The $1,662,611 decrease in cash and cash equivalents was due to $4,835,038 of cash used in financing activities consisting of cash dividends paid to shareholders, partially offset by $3,172,427 in net cash provided by operating activities.

Investing Activities
     We had no maturities or purchases of debt securities and no capital expenditures during the quarter ended June 30, 2020. Capital expenditures can vary from quarter to quarter depending on our needs and equipment purchasing opportunities.

Financing Activities
     In addition to cash dividends to shareholders paid in fiscal 2021, on July 22, 2020 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,835,038 based on shares outstanding as of July 17, 2020, to be paid August 31, 2020. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of the COVID-19 pandemic, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Off-Balance-Sheet Arrangements
     Our off-balance sheet arrangements consist of purchase commitments. We believe such arrangements have no material current or anticipated future effect on our profitability, cash flows, or financial position.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended June 30, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, except the following two risk factors are replaced in their entirety by the following to reflect the expiration of certain COVID-19 related restrictions:

Public health crises could have an adverse effect on our operations and financial results.
     Public health crises could adversely affect our ongoing business operations. In particular, the COVID-19 pandemic has severely impacted global economic activity and caused many of our important customers to delay or cancel orders. We were allowed to operate under Minnesota Emergency Executive Orders because the Company is in several “Critical Sectors” as defined in the Orders, however there can be no assurance we will be exempted from any future restrictions imposed by Federal, State, or local authorities in response to possible future surges or “waves” of COVID-19. Such restrictions could limit or prohibit our operations. Furthermore, if one or more of our employees become infected with COVID-19, we could be forced to curtail or cease operations to protect the health of our employees or to prevent the spread of the disease. Additionally, any customer or supplier disruptions could affect our ability to operate. These and other impacts of COVID-19 pandemic or other public health crises could have a material adverse effect on our results of operations or our financial condition.

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. One of our packaging vendors was forced to suspend its factory operations from late March 2020 until mid-May, and has been permitted only limited operation since mid-May pursuant to COVID-19 government orders. The COVID-19 pandemic has also caused shortages of materials and subassemblies our packaging vendors need for the packaging process. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

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
NVE CORPORATION
(Registrant)

July 22, 2020	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 22, 2020	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer