Form 10-Q
period 2020-09-30
NVE CORP /NEW/
filed 2020-10-21
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   September 30, 2020
or
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
Common Stock, $0.01 Par Value – 4,833,232 shares outstanding as of October 16, 2020

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended September 30, 2020 and 2019

          Statements of Comprehensive Income for the Quarters Ended September 30, 2020 and 2019

          Statements of Income for the Six Months Ended September 30, 2020 and 2019

          Statements of Comprehensive Income for the Six Months Ended September 30, 2020 and 2019

          Statements of Shareholders’ Equity for the Period Ended September 30, 2020

          Statements of Shareholders’ Equity for the Period Ended September 30, 2019

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) September 30, 2020	March 31, 2020*
ASSETS
Current assets
Cash and cash equivalents	$3,845,070	$8,065,594
Marketable securities, short-term	23,231,981	19,084,814
Accounts receivable, net of allowance for uncollectible accounts of $15,000	1,922,076	2,694,018
Inventories	3,928,524	3,884,450
Prepaid expenses and other assets	610,635	655,835
Total current assets	33,538,286	34,384,711
Fixed assets
Machinery and equipment	9,280,062	9,280,062
Leasehold improvements	1,797,245	1,797,245
	11,077,307	11,077,307
Less accumulated depreciation and amortization	10,648,191	10,494,840
Net fixed assets	429,116	582,467
Deferred tax assets	-	108,119
Marketable securities, long-term	40,777,322	43,606,495
Right-of-use asset – operating lease	752,861	816,358
Total assets	$75,497,585	$79,498,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$154,566	$186,993
Accrued payroll and other	424,957	482,074
Operating lease	113,666	127,134
Total current liabilities	693,189	796,201
Deferred tax liabilities	141,990	-
Operating lease	644,987	706,600
Total liabilities	1,480,166	1,502,801

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,232 issued and outstanding as of September 30, 2020 and 4,835,038 as of March 31, 2020	48,332	48,350
Additional paid-in capital	19,329,577	19,383,956
Accumulated other comprehensive income	1,628,861	516,523
Retained earnings	53,010,649	58,046,520
Total shareholders’ equity	74,017,419	77,995,349
Total liabilities and shareholders’ equity	$75,497,585	$79,498,150

*The March 31, 2020 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended September 30
	2020	2019
Revenue
Product sales	$4,159,173	$6,187,708
Contract research and development	221,612	314,237
Total revenue	4,380,785	6,501,945
Cost of sales	941,287	1,346,098
Gross profit	3,439,498	5,155,847
Expenses
Research and development	815,965	926,596
Selling, general, and administrative	358,182	368,450
Total expenses	1,174,147	1,295,046
Income from operations	2,265,351	3,860,801
Interest income	401,392	456,309
Income before taxes	2,666,743	4,317,110
Provision for income taxes	444,403	495,048
Net income	$2,222,340	$3,822,062
Net income per share – basic	$0.46	$0.79
Net income per share – diluted	$0.46	$0.79
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,834,709	4,846,010
Diluted	4,834,809	4,847,881

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended September 30
	2020	2019
Net income	$2,222,340	$3,822,062
Unrealized (loss) gain from marketable securities, net of tax	(130,324)	178,716
Comprehensive income	$2,092,016	$4,000,778

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)

	Six Months Ended Sept. 30
	2020	2019
Revenue
Product sales	$8,517,808	$12,273,072
Contract research and development	452,239	523,569
Total revenue	8,970,047	12,796,641
Cost of sales	1,777,709	2,438,135
Gross profit	7,192,338	10,358,506
Expenses
Research and development	1,696,948	1,899,663
Selling, general, and administrative	713,193	698,459
Total expenses	2,410,141	2,598,122
Income from operations	4,782,197	7,760,384
Interest income	800,604	915,348
Income before taxes	5,582,801	8,675,732
Provision for income taxes	948,596	1,246,251
Net income	$4,634,205	$7,429,481
Net income per share – basic	$0.96	$1.53
Net income per share – diluted	$0.96	$1.53
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,834,872	4,846,010
Diluted	4,834,986	4,849,357

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Six Months Ended Sept. 30
	2020	2019
Net income	$4,634,205	$7,429,481
Unrealized gain from marketable securities, net of tax	1,112,338	748,779
Comprehensive income	$5,746,543	$8,178,260

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2020	4,835,038	$48,350	$19,383,956	$516,523	$58,046,520	$77,995,349
Comprehensive income:
Unrealized gain on marketable securities, net of tax				1,242,662	1,242,662
Net income					2,411,865	2,411,865
Total comprehensive income						3,654,527
Stock-based compensation			2,707			2,707
Cash dividends declared ($1.00 per share of common stock)					(4,835,038)	(4,835,038)
Balance as of June 30, 2020	4,835,038	$48,350	$19,386,663	$1,759,185	$55,623,347	$76,817,545
Repurchase of common stock	(1,806)	(18)	(91,401)			(91,419)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(130,324)	(130,324)
Net income					2,222,340	2,222,340
Total comprehensive income						2,092,016
Stock-based compensation			34,315			34,315
Cash dividends declared ($1.00 per share of common stock)					(4,835,038)	(4,835,038)
Balance as of September 30, 2020	4,833,232	$48,332	$19,329,577	$1,628,861	$53,010,649	$74,017,419

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

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended Sept. 30
2020		2019
OPERATING ACTIVITIES
Net income	$4,634,205	$7,429,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,241	266,916
Stock-based compensation	37,022	48,360
Deferred income taxes	(61,437)	75,521
Changes in operating assets and liabilities:
Accounts receivable	771,942	(220,147)
Inventories	(44,074)	(90,456)
Prepaid expenses and other assets	108,697	41,687
Accounts payable and other liabilities	(164,625)	(130,726)
Net cash provided by operating activities	5,540,971	7,420,636

INVESTING ACTIVITIES
Purchases of fixed assets	-	(16,100)
Purchases of marketable securities	-	(3,013,530)
Proceeds from maturities of marketable securities	-	12,500,000
Cash provided by investing activities	-	9,470,370

FINANCING ACTIVITIES
Repurchase of common stock	(91,419)	-
Payment of dividends to shareholders	(9,670,076)	(9,692,020)
Cash used in financing activities	(9,761,495)	(9,692,020)

(Decrease) increase in cash and cash equivalents	(4,220,524)	7,198,986
Cash and cash equivalents at beginning of period	8,065,594	6,877,304

Cash and cash equivalents at end of period	$3,845,070	$14,076,290

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$934,788	$1,230,000

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. The results of operations for the quarter and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2021.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of September 30, 2020 or March 31, 2020.

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

 NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended Sept. 30
	2020	2019
Weighted average common shares outstanding – basic	4,834,709	4,846,010
Dilutive effect of stock options	100	1,871
Shares used in computing net income per share – diluted	4,834,809	4,847,881

	Six Months Ended Sept. 30
	2020	2019
Weighted average common shares outstanding – basic	4,834,872	4,846,010
Dilutive effect of stock options	114	3,347
Shares used in computing net income per share – diluted	4,834,986	4,849,357

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

     Contractual maturities of available-for-sale securities as of September 30, 2020 are as follows:

Total	<1 Year	1–3 Years	3–5 Years
$67,555,355	$26,778,033	$34,271,054	$6,506,268

     Total available-for-sale securities represented approximately 89% of our total assets. Marketable securities as of September 30, 2020 had remaining maturities between one and 41 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of September 30, 2020			As of March 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$3,546,052	$-	$3,546,052	$7,903,433	$-	$7,903,433
Corporate bonds	-	64,009,303	64,009,303	-	62,691,309	62,691,309
Total	$3,546,052	$64,009,303	$67,555,355	$7,903,433	$62,691,309	$70,594,742

     Our available-for-sale securities as of September 30 and March 31, 2020, aggregated into classes of securities, were as follows:
	As of September 30, 2020				As of March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$3,546,052	$-	$-	$3,546,052	$7,903,433	$-	$-	$7,903,433
Corporate bonds	61,924,230	2,085,073	-	64,009,303	62,030,120	752,621	(91,432)	62,691,309
Total	$65,470,282	$2,085,073	$-	$67,555,355	$69,933,553	$752,621	$(91,432)	$70,594,742

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	Sept. 30, 2020	March 31, 2020
Raw materials	$953,050	$1,017,451
Work in process	1,949,981	1,863,000
Finished goods	1,025,493	1,003,999
Total inventories	$3,928,524	$3,884,450

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $34,315 for the second quarter of fiscal 2021, $37,022 for the first six months of fiscal 2021, and $48,360 for the second quarter and first six months of fiscal 2020. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of September 30, 2020, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2020 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Quarter Ended Sept. 30, 2020	Six Months Ended Sept. 30, 2020
Operating lease cost	$38,641	$77,282
Variable lease cost	30,608	61,216
Total	$69,249	$138,498

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$44,433	$88,866
Remaining lease term	66 months
Discount rate	3.5%
The following table presents the maturities of lease liabilities as of September 30, 2020:
Year Ending March 31		Operating Leases
2021		$39,671
2022		152,703
2023		156,121
2024		159,592
2025		163,224
2026		165,947
Total lease payments		837,258
Imputed lease interest		(78,605)
Total lease liabilities		$758,653

NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,762,040 as of September 30, 2020. Common Stock repurchases during the second quarter of fiscal 2021, all of which were made as part of our publicly announced program, were as follows:

			Total number of	Max. approximate
Period	Total	Average	shares purchased	dollar value of
	number	price	as part of publicly	shares that may
	of shares	paid	announced	yet be purchased
	purchased	per share	program	under the program
July 1, 2020 – July 31, 2020	-	$-	-	$3,853,459
August 1, 2020 – August 31, 2020	-	$-	-	$3,853,459
September 1, 2020 – September 30, 2020	1,806	$50.62	1,806	$3,762,040
	1,806		1,806

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $21,275 for the second quarter of fiscal 2021, $21,990 for the second quarter of fiscal 2020, $46,656 for the first six months of fiscal 2021, and $46,056 for the first six months of fiscal 2020.

NOTE 12. SUBSEQUENT EVENTS
     On October 21, 2020 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 30, 2020 to shareholders of record as of the close of business November 2, 2020.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020 as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and Item 1A herein.

General
     NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020. As of September 30, 2020 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2020 compared to quarter ended September 30, 2019
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended September 30		Quarter- to-Quarter Change
	2020	2019
Revenue
Product sales	94.9%	95.2%	(32.8)%
Contract research and development	5.1%	4.8%	(29.5)%
Total revenue	100.0%	100.0%	(32.6)%
Cost of sales	21.5%	20.7%	(30.1)%
Gross profit	78.5%	79.3%	(33.3)%
Expenses
Research and development	18.6%	14.2%	(11.9)%
Selling, general, and administrative	8.2%	5.7%	(2.8)%
Total expenses	26.8%	19.9%	(9.3)%
Income from operations	51.7%	59.4%	(41.3)%
Interest income	9.2%	7.0%	(12.0)%
Income before taxes	60.9%	66.4%	(38.2)%
Provision for income taxes	10.2%	7.6%	(10.2)%
Net income	50.7%	58.8%	(41.9)%

     Total revenue for the quarter ended September 30, 2020 (the second quarter of fiscal 2021) decreased 33% compared to the quarter ended September 30, 2019 (the second quarter of fiscal 2020). The decrease was due to a 33% decrease in product sales and a 29% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year quarter was primarily due to decreased purchases by existing customers. The decrease in contract research and development revenue the second quarter of fiscal 2021 was due to the completion of certain contracts.

     Total expenses decreased 9% in the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020 due to a 12% decrease in research and development expense and a 3% decrease in selling, general, and administrative expense. The decrease in research and development expense was primarily due to the completion of certain product development activities.

     Interest income for the second quarter of fiscal 2021 decreased 12% due to a decrease in our marketable securities and money market funds and a decrease in the average interest rates on those securities and funds.

     The 42% decrease in net income in the second quarter of fiscal 2021 compared to the prior-year quarter was primarily due to a decrease in revenue.

Six months ended September 30, 2020 compared to six months ended September 30, 2019
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Six Months Ended Sept. 30		Period- to-Period Change
	2020	2019
Revenue
Product sales	95.0%	95.9%	(30.6)%
Contract research and development	5.0%	4.1%	(13.6)%
Total revenue	100.0%	100.0%	(29.9)%
Cost of sales	19.8%	19.1%	(27.1)%
Gross profit	80.2%	80.9%	(30.6)%
Expenses
Research and development	18.9%	14.8%	(10.7)%
Selling, general, and administrative	8.0%	5.5%	2.1%
Total expenses	26.9%	20.3%	(7.2)%
Income from operations	53.3%	60.6%	(38.4)%
Interest income	8.9%	7.2%	(12.5)%
Income before taxes	62.2%	67.8%	(35.7)%
Provision for income taxes	10.5%	9.7%	(23.9)%
Net income	51.7%	58.1%	(37.6)%

     Total revenue for the six months ended September 30, 2020 decreased 30% compared to the six months ended September 30, 2019, due to a 31% decrease in product sales and a 14% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year period was due to decreased purchase volumes by existing customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Total expenses decreased 7% for the first six months of fiscal 2021 compared to the first six months of fiscal 2020 due to an 11% decrease in research and development expense, partially offset by a 2% increase in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of certain product development activities.

     Interest income for the first six months of fiscal 2021 decreased 13% due to a decrease in our marketable securities and money market funds and a decrease in the average interest rates on those securities and funds.

      The 38% decrease in net income in the first six months of fiscal 2021 compared to the prior-year period was primarily due to a decrease in revenue.

The Impact of the COVID-19 Pandemic
     We believe the COVID-19 pandemic had a significant impact on total revenue and net income for the quarter and six months ended September 30, 2020 compared to the prior-year period due to its effects on market conditions in certain industries, especially medical devices. Total revenue and net income will likely continue to decrease for the quarter ending December 31, 2020 compared to the prior-year quarter.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $3,845,070 as of September 30, 2020 compared to $8,065,594 as of March 31, 2020. The $4,220,524 decrease in cash and cash equivalents was due to $9,761,495 of cash used in financing activities consisting of cash dividends and Common Stock repurchases, partially offset by $5,540,971 in net cash provided by operating activities.

Investing Activities
     We had no maturities or purchases of debt securities and no capital expenditures during the six months ended September 30, 2020. Capital expenditures can vary from period to period depending on our needs and equipment purchasing opportunities.

Financing Activities
     We paid $9,670,076 in cash dividends and repurchased $91,419 of our Common Stock in the first six months of fiscal 2021. In addition to cash dividends paid in the first six months of fiscal 2021, on October 21, 2020 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,232 based on shares outstanding as of October 16, 2020, to be paid November 30, 2020. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of the COVID-19 pandemic, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Off-Balance-Sheet Arrangements
     Our off-balance sheet arrangements consist of purchase commitments. We believe such arrangements have no material current or anticipated future effect on our profitability, cash flows, or financial position.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended September 30, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, except the following risk factor is replaced in its entirety by the following to update the effects of the COVID-19 pandemic on one of our packaging vendors:

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. One of our packaging vendors was forced to suspend its factory operations from late March 2020 until mid-May 2020 and was permitted only limited operation from mid-May through August 2020 pursuant to COVID-19 government orders. The vendor also cited personnel shortages related to the COVID-19 pandemic, and the pandemic has caused shortages of raw materials and subassemblies our packaging vendors need for the packaging process. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

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
NVE CORPORATION
(Registrant)

October 21, 2020	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 21, 2020	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer