Form 10-Q
period 2020-12-31
NVE CORP /NEW/
filed 2021-01-20
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   December 31, 2020
or
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
Common Stock, $0.01 Par Value – 4,833,232 shares outstanding as of January 15, 2021

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

          Balance Sheets

          Statements of Income for the Quarters Ended December 31, 2020 and 2019

          Statements of Comprehensive Income for the Quarters Ended December 31, 2020 and 2019

          Statements of Income for the Nine Months Ended December 31, 2020 and 2019

          Statements of Comprehensive Income for the Nine Months Ended December 31, 2020 and 2019

          Statements of Shareholders’ Equity for the Period Ended December 31, 2020

          Statements of Shareholders’ Equity for the Period Ended December 31, 2019

          Statements of Cash Flows

          Notes to Financial Statements

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Item 4. Controls and Procedures

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 1A. Risk Factors

     Item 4. Mine Safety Disclosures

     Item 6. Exhibits

SIGNATURES

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.
NVE CORPORATION
BALANCE SHEETS

	(Unaudited) December 31, 2020	March 31, 2020*
ASSETS
Current assets
Cash and cash equivalents	$13,988,308	$8,065,594
Marketable securities, short-term	11,115,094	19,084,814
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,161,308	2,694,018
Inventories	3,842,477	3,884,450
Prepaid expenses and other assets	570,018	655,835
Total current assets	32,677,205	34,384,711
Fixed assets
Machinery and equipment	9,280,062	9,280,062
Leasehold improvements	1,810,872	1,797,245
	11,090,934	11,077,307
Less accumulated depreciation and amortization	10,724,866	10,494,840
Net fixed assets	366,068	582,467
Deferred tax assets	-	108,119
Marketable securities, long-term	40,656,967	43,606,495
Right-of-use asset – operating lease	720,618	816,358
Total assets	$74,420,858	$79,498,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$136,673	$186,993
Accrued payroll and other	505,428	482,074
Operating lease	106,843	127,134
Total current liabilities	748,944	796,201
Deferred tax liabilities	89,420	-
Operating lease	613,775	706,600
Total liabilities	1,452,139	1,502,801

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,232 issued and outstanding as of December 31, 2020 and 4,835,038 as of March 31, 2020	48,332	48,350
Additional paid-in capital	19,333,852	19,383,956
Accumulated other comprehensive income	1,483,409	516,523
Retained earnings	52,103,126	58,046,520
Total shareholders’ equity	72,968,719	77,995,349
Total liabilities and shareholders’ equity	$74,420,858	$79,498,150

*The March 31, 2020 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)
	Quarter Ended December 31
	2020	2019
Revenue
Product sales	$6,332,349	$6,160,967
Contract research and development	201,013	303,629
Total revenue	6,533,362	6,464,596
Cost of sales	1,075,048	1,263,806
Gross profit	5,458,314	5,200,790
Expenses
Research and development	702,216	771,468
Selling, general, and administrative	311,356	327,989
Total expenses	1,013,572	1,099,457
Income from operations	4,444,742	4,101,333
Interest income	365,498	443,478
Income before taxes	4,810,240	4,544,811
Provision for income taxes	884,531	814,147
Net income	$3,925,709	$3,730,664
Net income per share – basic	$0.81	$0.77
Net income per share – diluted	$0.81	$0.77
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,833,232	4,846,010
Diluted	4,833,261	4,847,436

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)
	Quarter Ended December 31
	2020	2019
Net income	$3,925,709	$3,730,664
Unrealized (loss) gain from marketable securities, net of tax	(145,452)	31,237
Comprehensive income	$3,780,257	$3,761,901

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)

	Nine Months Ended Dec. 31
	2020	2019
Revenue
Product sales	$14,850,157	$18,434,039
Contract research and development	653,252	827,198
Total revenue	15,503,409	19,261,237
Cost of sales	2,852,757	3,701,941
Gross profit	12,650,652	15,559,296
Expenses
Research and development	2,399,164	2,671,131
Selling, general, and administrative	1,024,549	1,026,448
Total expenses	3,423,713	3,697,579
Income from operations	9,226,939	11,861,717
Interest income	1,166,102	1,358,826
Income before taxes	10,393,041	13,220,543
Provision for income taxes	1,833,127	2,060,398
Net income	$8,559,914	$11,160,145
Net income per share – basic	$1.77	$2.30
Net income per share – diluted	$1.77	$2.30
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,834,324	4,846,010
Diluted	4,834,411	4,848,506

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Nine Months Ended Dec. 31
	2020	2019
Net income	$8,559,914	$11,160,145
Unrealized gain from marketable securities, net of tax	966,886	780,016
Comprehensive income	$9,526,800	$11,940,161

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2020	4,835,038	$48,350	$19,383,956	$516,523	$58,046,520	$77,995,349
Comprehensive income:
Unrealized gain on marketable securities, net of tax				1,242,662	1,242,662
Net income					2,411,865	2,411,865
Total comprehensive income						3,654,527
Stock-based compensation			2,707			2,707
Cash dividends declared ($1.00 per share of common stock)					(4,835,038)	(4,835,038)
Balance as of June 30, 2020	4,835,038	48,350	19,386,663	1,759,185	55,623,347	76,817,545
Repurchase of common stock	(1,806)	(18)	(91,401)			(91,419)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(130,324)	(130,324)
Net income					2,222,340	2,222,340
Total comprehensive income						2,092,016
Stock-based compensation			34,315			34,315
Cash dividends declared ($1.00 per share of common stock)					(4,835,038)	(4,835,038)
Balance as of September 30, 2020	4,833,232	48,332	19,329,577	1,628,861	53,010,649	74,017,419
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(145,452)	(145,452)
Net income					3,925,709	3,925,709
Total comprehensive income						3,780,257
Stock-based compensation			4,275			4,275
Cash dividends declared ($1.00 per share of common stock)					(4,833,232)	(4,833,232)
Balance as of December 31, 2020	4,833,232	$48,332	$19,333,852	$1,483,409	$52,103,126	$72,968,719

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

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended Dec. 31
2020		2019
OPERATING ACTIVITIES
Net income	$8,559,914	$11,160,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	386,968	403,691
Stock-based compensation	41,297	48,360
Deferred income taxes	(73,269)	71,800
Changes in operating assets and liabilities:
Accounts receivable	(467,290)	876,601
Inventories	41,973	105,134
Prepaid expenses and other assets	181,557	80,746
Accounts payable and other liabilities	(140,082)	(210,172)
Net cash provided by operating activities	8,531,068	12,536,305

INVESTING ACTIVITIES
Purchases of fixed assets	(13,627)	(26,076)
Purchases of marketable securities	-	(7,196,330)
Proceeds from maturities of marketable securities	12,000,000	12,500,000
Cash provided by investing activities	11,986,373	5,277,594

FINANCING ACTIVITIES
Repurchase of common stock	(91,419)	-
Payment of dividends to shareholders	(14,503,308)	(14,538,030)
Cash used in financing activities	(14,594,727)	(14,538,030)

Increase in cash and cash equivalents	5,922,714	3,275,869
Cash and cash equivalents at beginning of period	8,065,594	6,877,304

Cash and cash equivalents at end of period	$13,988,308	$10,153,173

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,636,788	$1,931,661

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS
     We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020. The results of operations for the quarter and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2021.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of December 31, 2020 or March 31, 2020.

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

 NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended Dec. 31
	2020	2019
Weighted average common shares outstanding – basic	4,833,232	4,846,010
Dilutive effect of stock options	29	1,426
Shares used in computing net income per share – diluted	4,833,261	4,847,436

	Nine Months Ended Dec. 31
	2020	2019
Weighted average common shares outstanding – basic	4,834,324	4,846,010
Dilutive effect of stock options	87	2,496
Shares used in computing net income per share – diluted	4,834,411	4,848,506

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

     Contractual maturities of available-for-sale securities as of December 31, 2020 are as follows:

Total	<1 Year	1–3 Years	3–5 Years
$65,694,022	$25,037,055	$34,142,192	$6,514,775

     Total available-for-sale securities represented approximately 88% of our total assets. Marketable securities as of December 31, 2020 had remaining maturities between eight weeks and 38 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of December 31, 2020			As of March 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$13,921,961	$-	$13,921,961	$7,903,433	$-	$7,903,433
Corporate bonds	-	51,772,061	51,772,061	-	62,691,309	62,691,309
Total	$13,921,961	$51,772,061	$65,694,022	$7,903,433	$62,691,309	$70,594,742

     Our available-for-sale securities as of December 31 and March 31, 2020, aggregated into classes of securities, were as follows:
	As of December 31, 2020				As of March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$13,921,961	$-	$-	$13,921,961	$7,903,433	$-	$-	$7,903,433
Corporate bonds	49,873,178	1,898,883	-	51,772,061	62,030,120	752,621	(91,432)	62,691,309
Total	$63,795,139	$1,898,883	$-	$65,694,022	$69,933,553	$752,621	$(91,432)	$70,594,742

NOTE 6. INVENTORIES
     Inventories are shown in the following table:
	Dec. 31, 2020	March 31, 2020
Raw materials	$839,102	$1,017,451
Work in process	1,959,692	1,863,000
Finished goods	1,043,683	1,003,999
Total inventories	$3,842,477	$3,884,450

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $4,275 for the third quarter of fiscal 2021, $41,297 for the first nine months of fiscal 2021, and $48,360 for the first nine months of fiscal 2020. There was no Stock-based compensation expense in the third quarter of fiscal 2020. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of December 31, 2020, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2020 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Quarter Ended Dec. 31, 2020	Nine Months Ended Dec. 31, 2020
Operating lease cost	$38,641	$115,923
Variable lease cost	30,608	91,824
Total	$69,249	$207,747

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$44,433	$133,299
Remaining lease term	63 months
Discount rate	3.5%
The following table presents the maturities of lease liabilities as of December 31, 2020:
Year Ending March 31		Operating Leases
2021		$(4,762)
2022		152,703
2023		156,121
2024		159,592
2025		163,224
2026		165,947
Total lease payments		792,825
Imputed lease interest		(72,207)
Total lease liabilities		$720,618

NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,762,040 as of December 31, 2020.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $22,571 for the third quarter of fiscal 2021, $22,456 for the third quarter of fiscal 2020, $69,227 for the first nine months of fiscal 2021, and $68,512 for the first nine months of fiscal 2020.

NOTE 12. SUBSEQUENT EVENTS
     On January 20, 2021 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 26, 2021 to shareholders of record as of the close of business February 1, 2021.

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

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2020 as updated in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020, September 30, 2020, and Item 1A herein.

General
     NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2020. As of December 31, 2020 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2020 compared to quarter ended December 30, 2019
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:
	Percentage of Revenue Quarter Ended December 31		Quarter- to-Quarter Change
	2020	2019
Revenue
Product sales	96.9%	95.3%	2.8%
Contract research and development	3.1%	4.7%	(33.8)%
Total revenue	100.0%	100.0%	1.1%
Cost of sales	16.5%	19.5%	(14.9)%
Gross profit	83.5%	80.5%	5.0%
Expenses
Research and development	10.7%	12.0%	(9.0)%
Selling, general, and administrative	4.8%	5.1%	(5.1)%
Total expenses	15.5%	17.1%	(7.8)%
Income from operations	68.0%	63.4%	8.4%
Interest income	5.6%	6.9%	(17.6)%
Income before taxes	73.6%	70.3%	5.8%
Provision for income taxes	13.5%	12.6%	8.6%
Net income	60.1%	57.7%	5.2%

     Total revenue for the quarter ended December 31, 2020 (the third quarter of fiscal 2021) increased 1% compared to the quarter ended December 31, 2019 (the third quarter of fiscal 2020). The increase was due to a 3% increase in product sales, partially offset by a 34% decrease in contract research and development revenue. The increase in product sales from the prior-year quarter was primarily due to increased purchases by existing customers. The decrease in contract research and development revenue in the third quarter of fiscal 2021 was due to the completion of certain contracts.

     Gross profit margin increased to 84% of revenue for the third quarter of fiscal 2021 compared to 80% of revenue for the third quarter of fiscal 2020 due to a more profitable revenue mix.

     Total expenses decreased 8% in the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020 due to a 9% decrease in research and development expense and a 5% decrease in selling, general, and administrative expense. The decrease in research and development expense was primarily due to the completion of certain product development activities. The decrease in selling, general, and administrative expense was primarily due to staffing changes.

     Interest income for the third quarter of fiscal 2021 decreased 18% due to a decrease in our marketable securities and money market funds and a decrease in the average interest rates on those securities and funds.

     The 5% increase in net income in the third quarter of fiscal 2021 compared to the prior-year quarter was primarily due to increased product sales, increased gross profit margin, and decreased expenses, partially offset by decreased contract research and development revenue and decreased interest income.

Nine months ended December 31, 2020 compared to nine months ended December 31, 2019
     The table shown below summarizes the percentage of revenue and period-to-period changes for various items:
	Percentage of Revenue Nine Months Ended Dec. 31		Period- to-Period Change
	2020	2019
Revenue
Product sales	95.8%	95.7%	(19.4)%
Contract research and development	4.2%	4.3%	(21.0)%
Total revenue	100.0%	100.0%	(19.5)%
Cost of sales	18.4%	19.2%	(22.9)%
Gross profit	81.6%	80.8%	(18.7)%
Expenses
Research and development	15.5%	13.9%	(10.2)%
Selling, general, and administrative	6.6%	5.3%	(0.2)%
Total expenses	22.1%	19.2%	(7.4)%
Income from operations	59.5%	61.6%	(22.2)%
Interest income	7.5%	7.0%	(14.2)%
Income before taxes	67.0%	68.6%	(21.4)%
Provision for income taxes	11.8%	10.7%	(11.0)%
Net income	55.2%	57.9%	(23.3)%

     Total revenue for the nine months ended December 31, 2020 decreased 20% compared to the nine months ended December 31, 2019, due to a 19% decrease in product sales and a 21% decrease in contract research and development revenue.

     The decrease in product sales from the prior-year period was due to decreased purchase volumes by existing customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Total expenses decreased 7% for the first nine months of fiscal 2021 compared to the first nine months of fiscal 2020 primarily due to a 10% decrease in research and development expense. The decrease in research and development expense was due to the completion of certain product development activities.

     Interest income for the first nine months of fiscal 2021 decreased 14% due to a decrease in our marketable securities and money market funds and a decrease in the average interest rates on those securities and funds.

      The 23% decrease in net income in the first nine months of fiscal 2021 compared to the prior-year period was primarily due to a decrease in revenue.

The Impact of the COVID-19 Pandemic
     The pandemic had a significant impact on total revenue and net income for the nine months ended December 31, 2020 compared to the prior-year period due to its effects on market conditions in certain industries, especially medical devices. We believe the effects of the pandemic on our business subsided in the quarter ended December 31, 2020, however.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $13,988,308 as of December 31, 2020 compared to $8,065,594 as of March 31, 2020. The $5,922,714 increase in cash and cash equivalents was due to $8,531,068 in net cash provided by operating activities and $11,986,373 of cash provided by investing activities, partially offset by $14,594,727 of cash used in financing activities.

Investing Activities
     Cash provided by investing activities in the nine months ended December 31, 2020 was due to $12,000,000 of marketable security maturities, partially offset by $13,627 of fixed asset purchases. Capital expenditures can vary from period to period depending on our needs and equipment purchasing opportunities.

Financing Activities
     We paid $14,503,308 in cash dividends and repurchased $91,419 of our Common Stock in the first nine months of fiscal 2021. In addition to cash dividends paid in the first nine months of fiscal 2021, on January 20, 2021 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,232 based on shares outstanding as of January 15, 2021, to be paid February 26, 2021. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of the COVID-19 pandemic, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Off-Balance-Sheet Arrangements
     Our off-balance sheet arrangements consist of purchase commitments. We believe such arrangements have no material current or anticipated future effect on our profitability, cash flows, or financial position.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as December 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 as updated in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2020 and September 30, 2020, except the following risk factors are replaced in their entirety by the following to update the effects of the COVID-19 pandemic:

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. Leadtimes for packaging services have increased during the COVID-19 pandemic and there have been shortages of raw materials our packaging vendors need for their process. One of our packaging vendors was forced to suspend its factory operations from late March 2020 until mid-May 2020 and was permitted only limited operation from mid-May through August 2020 pursuant to COVID-19 government orders, and restrictions could be reimposed in the future. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

Public health crises could have an adverse effect on our operations and financial results.
     Public health crises could adversely affect our ongoing business operations. In particular, the COVID-19 pandemic has impacted global economic activity and caused many of our important customers to delay or cancel orders. We have been allowed to operate under Minnesota emergency executive orders in effect since March 27, 2020, however future orders could be imposed by State or Federal authorities that could limit or prohibit our normal operation. Furthermore, if one or more of our employees become infected with COVID-19, we could be forced to curtail or cease operations to protect the health of our employees or to prevent the spread of the disease. Additionally, any customer or supplier disruptions could affect our ability to operate. These and other impacts of COVID-19 pandemic or other public health crises could have a material adverse effect on our results of operations or our financial condition.

Item 4. Mine Safety Disclosures.
     Not applicable.

Item 6. Exhibits.
Exhibit #	Description

10	Amendment No. 6 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to the Form 8-K/A filed December 21, 2020).
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
NVE CORPORATION
(Registrant)

January 20, 2021	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 20, 2021	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer