Form 10-K
period 2021-03-31
NVE CORP /NEW/
filed 2021-05-05
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
Emerging growth company [ ]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

     Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   [   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [   ]  No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $147  million.

     The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 30, 2021 was 4,833,232.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of our Proxy Statement for our 2021 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

NVE CORPORATION
INDEX TO FORM 10-K

PART I
Item 1. Business.
Our Strategy
Our Products and Markets
Product Manufacturing
Sales and Product Distribution
New Product Status
Our Competition
Sources and Availability of Raw Materials
Intellectual Property
Dependence on Major Customers
Compliance With Government Regulations
Human Capital Resources
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

Our Strategy
     Our vision is to become the leading developer of practical spintronics technology and devices. Our spintronic technology provides eyes, nerves, and brains for electronic systems, breathing life and intelligence into inanimate objects. Our unique products support global trends of smart, low-power end nodes for the “Internet of Things.” We plan to monetize our technology by selling the products described below and licensing our MRAM technology. To grow product sales, we plan to broaden our sensor and coupler product lines, and longer term to target larger markets such as automotive electronics.

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

Sales and Product Distribution
     We rely on distributors who stock our products and sell them in more than 75 countries. Distributors of our products include America II Electronics, Inc., Angst+Pfister Sensors and Power, Avnet companies, and Digi-Key Corporation. Our distributor agreements generally renew annually. In addition, we distribute versions of some of our products under private-brand partnerships with large integrated device manufacturers. These private-brand partnerships broaden our distribution and enhance our sales support, technical support, and brand awareness.

New Product Status
     In the past year we began marketing a number of new and improved products, including:
•	new smart sensors for the Internet of Things;
•	new TMR magnetic sensors and magnetic switches;
•	data couplers with isolated power convertors; and
•	couplers with improved Common-Mode Transient Immunity for more efficient power control.

     Long-term product development programs in fiscal 2021 included:
•	new TMR sensors;
•	custom integrated circuits for smart sensors; and
•	power conversion integrated circuits.

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

Intellectual Property
Patents
     As of March 31, 2021 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

     We have patents on advanced MRAM designs that we believe are important, including patents that relate to magnetothermal MRAM, spin-momentum MRAM, and synthetic antiferromagnetic storage. Although it is not critical to our current business, we have identified U.S. patent 6,744,086 titled “Current switched magnetoresistive memory cell” as particularly important for successful high-density, high-performance MRAMs. The patent has been reissued as RE 44,878 and expires May 15, 2022.

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

Government Regulations
     We are subject to government regulations including, but not limited to, regulations related to environment, tax matters, securities, conflict minerals, ethics and foreign corrupt practices, import and export controls, product safety and liability, workplace health and safety, labor and employment, and data privacy. We incur and expect to continue to incur costs and expenses to comply with these regulations and may incur penalties for any failure to do so.

     Additionally, certain contracts required us maintain facilities and personnel security clearances to protect classified information. Such clearances are subject Government audits and investigations, and any deficiencies or illegal activities identified during the audits or investigations could result in the forfeiture or suspension of payments and civil or criminal penalties.

Environmental Matters
     We are subject to environmental laws and regulations particularly state and local laws and regulations relating to industrial waste and emissions. Compliance with these laws and regulations has not had a material impact on our capital expenditures, earnings, or competitive position to date. Existing and future environmental laws and regulations could result in expenses related to emission abatement or remediation, but we are currently unable to estimate such expenses.

Human Capital Resources
     We had 44 employees as of March 31, 2021, all of whom were full-time.

     We have policies to prevent discrimination based on gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their race, color, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment.

     We offer employees free health risk assessments, wellness programs, and financial incentives for healthy biometrics.

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
     We rely on several large customers for a significant percentage of our revenue. These large customers include Abbott Laboratories, Sonova AG, certain other medical device manufacturers, and certain distributors. Although we have agreements with certain large customers, these agreements do not obligate customers to purchase from us and may not prevent price reductions. Furthermore, orders from our large customers can generally be reduced, postponed, or canceled, and some orders were delayed or canceled due to the effects of the COVID-19 pandemic. Any decreases in purchases, or the loss of any of our large customers, could have a significant impact on our revenue and our profitability.

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
     We have agreements with certain customers, including a Supplier Partnering Agreement, as amended, with Abbott Laboratories, which expires November 30, 2021, and Supply Agreement, as amended, with Sonova AG, which expires March 31, 2025. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of these customers could have a significant adverse impact on our revenue and our profitability.

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities may materially and adversely affect our financial condition, results of operations, and cash flows.
     Changes in law and policy relating to taxes may materially and adversely affect our financial condition, results of operations and cash flows. For example, the 2017 Federal Tax Reform Act significantly decreased our Federal income tax rate. The current administration and Congress could make changes to existing tax law such as an increase in the corporate tax rate. Changes to existing Federal or state tax laws could adversely affect our financial condition and results of operations.

We will lose revenue if government contract funding is reduced, delayed, or eliminated.
     A decrease in U.S. Government funded research or disqualification as a vendor to the U.S. Government for any reason could hamper future research and development activity and decrease related revenue. In addition to direct Government funding, certain of our non-Government customers and prospective customers depend on Government support to fund their contracts with us. Our direct and indirect Government funding depends on adequate continued funding of the agencies and their programs. Such funding is subject to the availability of Congressional appropriations and that, as a result, long-term government contracts are partially funded initially with additional funds committed only as Congress makes further appropriations. Certain contracts require us to maintain facilities and personnel security clearances to protect classified information. Such clearances are subject Government audits and investigations, and any deficiencies or illegal activities identified during the audits or investigations could result in the forfeiture or suspension of payments and civil or criminal penalties. Furthermore, some of our Government funding has been through Small Business Innovation Research (SBIR) or Small Business Technology Transfer Research (STTR) contracts. SBIR and STTR budgets, eligibility, or funding limits may be changed by legislation or by agencies such as the Department of Defense.

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

The loss of supply from any of our key single-source wafer suppliers could substantially impact our ability to produce and deliver products and seriously harm our business and financial condition.
     Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. In the past fiscal year there have been industry-wide semiconductor wafer shortages and leadtimes have increased for certain of our foundry wafers. Wafer supply interruptions for any reason, including acts of God such as floods, typhoons, cyclones, earthquakes, or pandemics could seriously jeopardize our ability to provide products that are critical to our business and operations, and may cause us to lose revenue.

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
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. Leadtimes for packaging services have increased during the COVID-19 pandemic and there have been shortages of raw materials and equipment our packaging vendors need for their process. One of our packaging vendors in India was forced to suspend its factory operations from late March 2020 until mid-May 2020 and was permitted only limited operation from mid-May through August 2020 pursuant to COVID-19 government orders, and is still not fully operational. Restrictions on our packaging vendors could be reimposed in the future. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

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
     Public health crises could adversely affect our ongoing business operations. In particular, the COVID-19 pandemic has impacted global economic activity, caused many of our important customers to delay or cancel orders, and disrupted our supply chains. Any customer or supplier disruptions could affect our ability to operate. These and other impacts of COVID-19 pandemic or other public health crises could have a material adverse effect on our results of operations or our financial condition.

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
     As of March 31, 2021, we held $54,717,626 in short-term and long-term marketable securities, representing approximately 75% of our total assets. Conditions and circumstances beyond our control or ability to anticipate, including the effects of the COVID-19 pandemic, can cause downgrades and increased default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Defaults, default risks, or changes in market conditions could cause us to incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows, and our ability to pay dividends.

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

Shareholders
     We have approximately 61 shareholders of record as of April 16, 2021. There are also several thousand beneficial holders of our common stock in “street name,” whose shares of record are held by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans
     Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2021 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Repurchase Program
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We repurchased 1,806 shares of our Common Stock in fiscal 2021 and 12,972 shares in fiscal 2020. The remaining authorization was $3,762,040 as of March 31, 2021. Common Stock repurchases during each quarter of fiscal 2021, all of which were made as part of our publicly announced program, were as follows:

			Total number of	Max. approximate
Period	Total	Average	shares purchased	dollar value of
	number	price	as part of publicly	shares that may
	of shares	paid	announced	yet be purchased
	purchased	per share	program	under the program
April 1, 2020 – June 30, 2020	-	$-	-	$3,853,459
July 1, 2020 – September 30, 2020	1,806	$50.62	1,806	$3,762,040
October 1, 2020 – December 31, 2020	-	$-	-	$3,762,040
January 1, 2021 – March 31, 2021	-	$-	-	$3,762,040
	1,806		1,806

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

Inventory Valuation
     Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $230,000 as of March 31, 2021 and $210,000 as of March 31, 2020.

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

     We had $73,538 of net deferred tax assets as of March 31, 2021 and $108,119 as of March 31, 2020. Net deferred tax assets included $75,189 in deferred tax assets for stock-based compensation deductions as of March 31, 2021 and $65,218 as of March 31, 2020.

Results of Operations
     The following table summarizes the percentage of revenue and year-to-year changes for various items for the last two fiscal years:

	Percentage of Revenue Year Ended March 31		Year- to-Year Change
	2021	2020
Revenue
Product sales	96.1%	96.0%	(15.8)%
Contract research and development	3.9%	4.0%	(18.4)%
Total revenue	100.0%	100.0%	(15.9)%
Cost of sales	19.3%	19.2%	(15.7)%
Gross profit	80.7%	80.8%	(16.0)%
Expenses
Research and development	14.9%	14.5%	(13.7)%
Selling, general, and administrative	6.2%	5.2%	(0.1)%
Total expenses	21.1%	19.7%	(10.1)%
Income from operations	59.6%	61.1%	(17.9)%
Interest income	7.1%	7.0%	(16.2)%
Income before taxes	66.7%	68.1%	(17.7)%
Income tax provision	12.0%	10.9%	(8.2)%
Net income	54.7%	57.2%	(19.5%

     Total revenue for fiscal 2021 decreased 16% compared to fiscal 2020 due to a 16% decrease in product sales and a 18% decrease in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

     Total expenses decreased 10% for fiscal 2021 compared to fiscal 2020 due primarily to a 14% decrease in research and development expense. The decrease in research and development expense was primarily due to the completion of certain new-product development projects.

     Interest income for fiscal 2021 decreased 16% due to a decrease in our available-for-sale securities and a decrease in the average interest rates on those securities.

     Our effective tax rate for fiscal 2021 was 18% of income before taxes compared to 16% for fiscal 2020. The smaller effective rate for fiscal 2020 was due to tax benefits from the Federal Tax Reform Act enacted in 2017. We currently expect our tax rate for fiscal 2022 to be approximately 18%.

     The decrease in net income in fiscal 2021 compared to the prior year was primarily due to decreases in revenue and interest income, partially offset by a decrease in total expenses.

The Impact of the COVID-19 Pandemic
     We believe the COVID-19 pandemic had a significant impact on total revenue and net income for fiscal 2021 due to its effects on market conditions in certain industries, especially medical devices. We believe the effects of the pandemic on our business began to subside in the second half of fiscal 2021.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $10,427,340 as of March 31, 2021 compared to $8,065,594 as of March 31, 2020. The $2,361,746 increase in cash and cash equivalents was due to $13,364,832 in net cash provided by operating activities and $8,424,873 net cash provided by investing activities, partially offset by $19,427,959 net cash used in financing activities.

Operating Activities
     Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for fiscal 2021 and 2020. Net cash provided by operating activities was $13,364,832 for fiscal 2021 and $15,895,773 for fiscal 2020.

     Accounts receivable decreased $729,737 primarily due to the timing of sales to and payments from customers.

Investing Activities
     Net cash provided by investing activities in fiscal 2021 was due to marketable security maturities of $19,000,000, partially offset by marketable security purchases of $10,512,400 and fixed assets purchases of $62,727.

     Purchases of fixed assets were $62,727 in fiscal 2021 and $52,041 in fiscal 2020. Purchases were primarily for capital equipment and leasehold improvements and were financed with cash provided by operating activities. Our capital expenditures have been significantly higher in prior years and can vary from year to year depending on our needs and equipment purchasing opportunities.

Financing Activities
     Net cash used in financing activities in fiscal 2021 was due to $19,336,540 in cash dividends to shareholders and $91,419 in repurchases of our common stock.

     In addition to cash dividends to shareholders paid in fiscal 2021, on May 5, 2021 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,232 based on shares outstanding as of April 30, 2021, to be paid May 31, 2021. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of the COVID-19 pandemic, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We believe our working capital and cash generated from operations will be adequate for our needs at least through fiscal 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     Financial statements and accompanying notes are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2021.

ITEM 9B. OTHER INFORMATION.
     Effective as of April 30, 2021 we executed Amendment No. 7 to our Supplier Partnering Agreement dated January 3, 2006 by and between Pacesetter, Inc., now a subsidiary of Abbott Laboratories, and us, as amended by Amendment No. 1 to the Agreement dated September 6, 2007, Amendment No. 2 dated December 15, 2009, Amendment No. 3 dated September 13, 2010, Amendment No. 4 dated February 1, 2011, Amendment No. 5 dated April 20, 2016, and Amendment No. 6 dated December 18, 2020. We supply products to Abbott Laboratories under the Supplier Partnering Agreement as amended. The Amendment extends the Supplier Partnering Agreement term through November 30, 2021. The Amendment is filed as Exhibit 10.18 to this Annual Report on Form 10-K.

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

Changes in Internal Controls
     During the quarter ended March 31, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The section titled “Proposal 1. Election of Board of Directors” to be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders sets forth certain information regarding our directors and executive officers required by Item 10, the section titled “Information About Our Executive Officers” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.
     The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Director Compensation” to be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 5 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2020 and 2019” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2021 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Financial Statements and Schedules
     Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits
     The following is a list of exhibits:

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).
3.2	Bylaws of the company as amended by the Board of Directors effective May 6, 2020.
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Lease dated October 1, 1998 between the company and Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease between the company and Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease between the company and Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Third amendment to lease between the company and Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.5	Fourth amendment to lease between the company and the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
10.6	Fifth amendment to lease between the company and GRE – Bryant Lake, LLC (incorporated by reference to our Current Report on Form 8-K/A filed March 3, 2020).
10.7†	Employment Agreement between the company and Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.8†	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.9	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, d.b.a. St. Jude Medical Cardiac Rhythm Management Division, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.10+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.11+	Amendment No. 1 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 10, 2007).
10.12+	Amendment No. 2 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed December 18, 2009).
10.13+	Amendment No. 3 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed September 16, 2010).
10.14	Amendment No. 4 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.15	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to the Form 8-K filed February 10, 2016).
10.16	Amendment No. 5 to Supplier Partnering Agreement between St. Jude and the company (incorporated by reference to the Form 8-K/A filed April 21, 2016).
10.17	Amendment No. 6 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to the Form 8-K/A filed December 21, 2020).
10.18	Amendment No. 7 to Supplier Partnering Agreement between Abbott and the company (filed with this Annual Report on Form 10-K).
10.19+	Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).
10.20*	First Amendment to Supply Agreement by and between the company and Sonova AG (incorporated by reference to the Form 8-K/A filed February 18, 2020).
23.1	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date    May 5, 2021

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 5, 2021
/s/Daniel A. Baker Daniel A. Baker	Director, President & Chief Executive Officer (Principal Executive Officer)	May 5, 2021
/s/Curt A. Reynders Curt A. Reynders	Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 5, 2021
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 5, 2021
/s/Richard W. Kramp Richard W. Kramp	Director	May 5, 2021
/s/Gary R. Maharaj Gary R. Maharaj	Director	May 5, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NVE Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2021 and 2020, and the related statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Note 1 to the Financial Statements

Description of the Matter
The Company recognizes revenue from product sales to customers and distributors upon satisfaction of the performance obligation, at a point in time, upon product shipment or delivery to its customer or distributor as determined by agreed upon shipping terms. Additionally, the Company recognizes contract research and development revenue over a period of time as the performance obligation is satisfied over a period of time. Each research and development contract has specifications unique to each customer and does not create an asset with an alternate use, and the Company has an enforceable right to payment for performance completed to date. The Company recognizes revenue over a period of time based on an input method using costs incurred as the measurement of progress towards completion.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:
•	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together as it relates to product sales and research and development contracts.
•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•	Estimation of variable consideration when determining the amount of revenue to recognize (e.g., customer credits, incentives, and in certain instances, estimation of customer usage of products and services).

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:
•	We evaluated the Company’s accounting policies and related disclosures for compliance with applicable revenue recognition accounting guidance.
•	We obtained an understanding of the design and implementation of internal controls related to the Company’s revenue recognition process, including the identification of performance obligations and allocation of transaction price.
•	We performed analytical procedures to test the reasonableness of recorded balances.
•	We performed procedures to test the transactions were recorded in the appropriate accounting period.
•	We selected a sample of product sales and contract research agreements and performed the following procedures:
–	Tested the existence and accuracy of the transaction by obtaining and agreeing terms to the underlying contract.
–	Evaluated management’s identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
–	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
–	Tested the underlying costs driving recognition of revenue related to contract research and development contracts.
–	Evaluated whether the transaction was accounted for in accordance with the Company’s policies.

/s/ Boulay PLLP
We have served as the Company’s auditor since May 8, 2019.

Minneapolis, Minnesota
May 5, 2021

NVE CORPORATION
BALANCE SHEETS

	March 31, 2021	March 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$10,427,340	$8,065,594
Marketable securities, short-term	7,678,957	19,084,814
Accounts receivable, net of allowance for uncollectible accounts of $15,000	1,964,281	2,694,018
Inventories	3,900,777	3,884,450
Prepaid expenses and other assets	391,278	655,835
Total current assets	24,362,633	34,384,711
Fixed assets
Machinery and equipment	9,254,664	9,280,062
Leasehold improvements	1,810,872	1,797,245
	11,065,536	11,077,307
Less accumulated depreciation and amortization	10,728,853	10,494,840
Net fixed assets	336,683	582,467
Deferred tax assets	73,538	108,119
Marketable securities, long-term	47,038,669	43,606,495
Right-of-use asset – operating lease	689,216	816,358
Total assets	$72,500,739	$79,498,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$336,591	$186,993
Accrued payroll and other	540,474	482,074
Operating lease	150,273	127,134
Total current liabilities	1,027,338	796,201
Operating lease	581,459	706,600
Total liabilities	1,608,797	1,502,801

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,232 issued and outstanding as of March 31, 2021 and 4,835,038 as of March 31, 2020	48,332	48,350
Additional paid-in capital	19,338,127	19,383,956
Accumulated other comprehensive income	1,101,119	516,523
Retained earnings	50,404,364	58,046,520
Total shareholders’ equity	70,891,942	77,995,349
Total liabilities and shareholders’ equity	$72,500,739	$79,498,150

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2021	2020
Revenue
Product sales	$20,540,557	$24,400,192
Contract research and development	825,689	1,011,971
Total revenue	21,366,246	25,412,163
Cost of sales	4,121,461	4,889,295
Gross profit	17,244,785	20,522,868
Expenses
Research and development	3,184,754	3,690,539
Selling, general, and administrative	1,316,427	1,317,543
Total expenses	4,501,181	5,008,082
Income from operations	12,743,604	15,514,786
Interest income	1,498,148	1,787,117
Income before taxes	14,241,752	17,301,903
Provision for income taxes	2,547,368	2,775,261
Net income	$11,694,384	$14,526,642
Net income per share – basic	$2.42	$3.00
Net income per share – diluted	$2.42	$3.00
Cash dividends declared per common share	$4.00	$4.00
Weighted average shares outstanding
Basic	4,834,054	4,845,627
Diluted	4,834,462	4,847,294

STATEMENTS OF COMPREHENSIVE INCOME
	Year Ended March 31
	2021	2020
Net income	$11,694,384	$14,526,642
Unrealized gain from marketable securities, net of tax	584,596	599,248
Comprehensive income	$12,278,980	$15,125,890

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen- sive Income (Loss)	Retained Earnings
	Common Stock
	Shares	Amount				Total
Balance as of March 31, 2019	4,846,010	$48,460	$19,910,558	$(82,725)	$62,903,918	$82,780,211
Exercise of stock options	2,000	20	112,340			112,360
Repurchase of common stock	(12,972)	(130)	(687,302)			(687,432)
Comprehensive income:
Unrealized gain on marketable securities, net of tax				599,248	599,248
Net income					14,526,642	14,526,642
Total comprehensive income						15,125,890
Stock-based compensation			48,360			48,360
Cash dividends declared ($4.00 per share of common stock)					(19,384,040)	(19,384,040)
Balance as of March 31, 2020	4,835,038	$48,350	$19,383,956	$516,523	$58,046,520	$77,995,349
Repurchase of common stock	(1,806)	(18)	(91,401)			(91,419)
Comprehensive income:
Unrealized gain on marketable securities, net of tax				584,596	584,596
Net income					11,694,384	11,694,384
Total comprehensive income						12,278,980
Stock-based compensation			45,572			45,572
Cash dividends declared ($4.00 per share of common stock)					(19,336,540)	(19,336,540)
Balance as of March 31, 2021	4,833,232	$48,332	$19,338,127	$1,101,119	$50,404,364	$70,891,942

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

Year Ended March 31
2021		2020
OPERATING ACTIVITIES
Net income	$11,694,384	$14,526,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	542,926	549,969
Stock-based compensation	45,572	48,360
Deferred income taxes	(129,155)	77,779
Changes in operating assets and liabilities:
Accounts receivable	729,737	301,620
Inventories	(16,327)	380,426
Prepaid expenses and other assets	391,699	(394,504)
Accounts payable and accrued expenses	105,996	405,481
Net cash provided by operating activities	13,364,832	15,895,773

INVESTING ACTIVITIES
Purchases of fixed assets	(62,727)	(52,041)
Purchases of marketable securities	(10,512,400)	(7,196,330)
Proceeds from maturities and sales of marketable securities	19,000,000	12,500,000
Net cash provided by investing activities	8,424,873	5,251,629

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	112,360
Repurchase of common stock	(91,419)	(687,432)
Payment of dividends to shareholders	(19,336,540)	(19,384,040)
Net cash used in financing activities	(19,427,959)	(19,959,112)

Increase in cash and cash equivalents	2,361,746	1,188,290
Cash and cash equivalents at beginning of year	8,065,594	6,877,304

Cash and cash equivalents at end of year	$10,427,340	$8,065,594

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,438,788	$2,586,661

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

Accounts Receivable and Allowance for Doubtful Accounts
     We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2021 or 2020.

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

Fixed Assets
     Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We did not identify any indicators of impairment during fiscal 2021 or 2020. Depreciation and amortization expense related to fixed assets was $308,511 for fiscal 2021 and $364,409 for fiscal 2020.

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

     We recognize revenue from product sales to customers and distributors when we satisfy our performance obligation, at a point in time, on product shipment or delivery to our customer or distributor as determined by agreed on shipping terms. Shipping charges billed to customers are included in product sales and the related shipping costs are included in cost of sales. Under certain limited circumstances, our distributors may earn commissions for activities unrelated to their purchases of our products, such as for facilitating the sale of custom products or research and development contracts with third parties. We recognize any such commissions as selling, general, and administrative expenses. We recognize discounts provided to our distributors as reductions in revenue.

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

     Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of March 31, 2021 or March 31, 2020.

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

Net Income Per Share
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume exercise of all stock options. The following table shows the components of diluted shares:

	Year Ended March 31
	2021	2020
Weighted average common shares outstanding – basic	4,834,054	4,845,627
Dilutive effect of stock options	408	1,667
Shares used in computing net income per share – diluted	4,834,462	4,847,294

Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards

New Accounting Standards Not Yet Adopted
     In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, which is fiscal 2022 for us. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

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

    The fair value of our available-for-sale securities as of March 31, 2021 by maturity were as follows:
Total	<1 Year	1–3 Years	3–5 Years
$64,860,822	$17,822,153	$36,716,130	$10,322,539

     Total available-for-sale securities represented approximately 89% of our total assets. Marketable securities as of March 31, 2021 had remaining maturities between 20 weeks and 47 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of March 31, 2021			As of March 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$10,143,196	$-	$10,143,196	$7,903,433	$-	$7,903,433
Corporate bonds	-	54,717,626	54,717,626	-	62,691,309	62,691,309
Total	$10,143,196	$54,717,626	$64,860,822	$7,903,433	$62,691,309	$70,594,742

     Our available-for-sale securities as of March 31, 2021 and 2020, aggregated into classes of securities, were as follows:
	As of March 31, 2021				As of March 31, 2020
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$10,143,196	$-	$-	$10,143,196	$7,903,433	$-	$-	$7,903,433
Corporate bonds	53,308,105	1,570,195	(160,674)	54,717,626	62,030,120	752,621	(91,432)	62,691,309
Total	$63,451,301	$1,570,195	$(160,674)	$64,860,822	$69,933,553	$752,621	$(91,432)	$70,594,742

     The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2021 and 2020.
	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of March 31, 2021
Corporate bonds	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)
Total	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)

As of March 31, 2020
Corporate bonds	$19,525,169	$(91,432)	$-	$-	$19,525,169	$(91,432)
Total	$19,525,169	$(91,432)	$-	$-	$19,525,169	$(91,432)

     We did not consider any of our available-for-sale securities to be impaired as of March 31, 2021. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. The effects of the COVID-19 pandemic, however, have degraded outlooks for some of our marketable securities’ issuers, which could lead to credit-quality downgrades in the future. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of March 31, 2021.

NOTE 4. INVENTORIES
     Inventories are shown in the following table:

	March 31
	2021	2020
Raw materials	$660,678	$1,017,451
Work in process	2,220,723	1,863,000
Finished goods	1,019,376	1,003,999
Total inventories	$3,900,777	$3,884,450

NOTE 5. STOCK-BASED COMPENSATION
Stock Option Plan
     Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $45,572 in fiscal 2021 and $48,360 in fiscal 2020.

Valuation assumptions
     We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:
	Year Ended March 31
	2021	2020
Risk-free interest rate	0.2 – 0.4%	1.7%
Expected volatility	34 – 35%	37%
Expected life (years)	4.6	4.6
Dividend yield	7.0 – 7.4%	5.9%

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

Dividend yield
     We assumed a 7.0% to 7.4% dividend yield for fiscal 2021 and 5.9% for fiscal 2020 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation
     Stock-based compensation increased deferred tax assets by $9,971 for fiscal 2021 and $10,581 for fiscal 2020.

General stock option information
     The following table summarizes information on options outstanding as of March 31, 2021:

Ranges of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$49.86 – $67.69	22,000	$59.85	5.3
$76.13 – $107.86	8,000	92.00	6.9
	30,500	$68.28	5.7

     A summary of our stock options is shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price
At March 31, 2019	135,230	22,000	$70.89
Granted	(4,000)	4,000	$67.65
Exercised	-	(2,000)	$56.18
At March 31, 2020	131,230	24,000	$71.58
Granted	(6,500)	6,500	$56.12
At March 31, 2021	124,730	30,500	$68.28

     The remaining weighted-average exercisable life was 5.7 years as of March 31, 2021 and 6.6 years as of March 31, 2020. 28,000 outstanding options were exercisable as of March 31, 2021 and 24,000 outstanding options were exercisable as of March 31, 2020. The total intrinsic value of options outstanding March 31, 2021, based on our closing stock price for that day, was $230,540, $191,140 of which was exercisable. The total fair value of option grants was $47,140 in fiscal 2021. There was $1,568 of unrecognized stock-based compensation as of March 31, 2021 related to nonvested options, which we expect to recognize in the first quarter of fiscal 2022.

NOTE 6. INCOME TAXES
     Income tax provisions for fiscal 2021 and 2020 consisted of the following:
	Year Ended March 31
	2021	2020
Current taxes
Federal	$2,600,670	$2,710,658
State	75,852	(13,176)
Deferred taxes
Federal	(123,959)	74,651
State	(5,195)	3,128
Income tax provision	$2,547,368	$2,775,261

      A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2021 and 2020 is as follows:

	Year Ended March 31
	2021	2020
Tax expense at U.S. Statutory rate	$2,990,768	$3,633,400
State income taxes, net of Federal benefit	88,909	77,989
Research and development credits	(86,223)	(126,320)
Foreign-derived intangible income deduction	(450,912)	(540,265)
Other	4,826	(269,543)
Income tax provision	$2,547,368	$2,775,261

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2021 and 2020 were as follows:

	March 31
	2021	2020
Paid time off accrual	$60,869	$55,240
Inventory reserve	50,324	45,948
Depreciation and amortization	88,690	22,651
Stock-based compensation deductions	75,189	65,218
Unrealized gain on marketable securities	(308,403)	(144,668)
Other	106,869	63,730
Deferred tax assets	$73,538	$108,119

     We had no unrecognized tax benefits as of March 31, 2021, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2021 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2019 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Year Ended March 31
	2021	2020
Operating lease cost	$158,439	$154,565
Variable lease cost	109,449	96,798
Total	$267,888	$251,363

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$133,299	$174,528
Remaining lease term	5 years	6 years
Discount rate	3.5%	3.5%

      The following table presents the maturities of lease liabilities as of March 31, 2021:

Year Ending March 31	Operating Leases
2022	152,703
2023	156,121
2024	159,592
2025	163,224
2026	165,947
Total lease payments	797,587
Imputed lease interest	(65,855)
Total lease liabilities	$731,732

NOTE 8. CONCENTRATIONS
     The following table summarizes customers comprising 10% or more of revenue for the two most recent fiscal years:

	% of Revenue for Year Ended March 31
	2021	2020
Customer A	22%	24%
Customer B	15%	14%
Customer C	Less than 10%	10%

     These customers accounted for 43% of our accounts receivable as of March 31, 2021 and 43% as of March 31, 2020. We believe the receivable balances from these customers do not represent a significant credit risk based on past collection experience.

NOTE 9. STOCK REPURCHASE PROGRAM
       On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We repurchased 1,806 shares of our Common Stock in fiscal 2021 and 12,972 shares in fiscal 2020. The remaining authorization was $3,762,040 as of March 31, 2021. The Stock Repurchase Program may be modified or discontinued at any time without notice.

NOTE 10. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $94,498 for fiscal 2021 and $92,880 for fiscal 2020.

NOTE 11. SUBSEQUENT EVENTS
     On May 5, 2021 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 31, 2021 to shareholders of record as of the close of business May 17, 2021.

EXHIBIT INDEX

Exhibit #	Description
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.18	Amendment No. 7 to Supplier Partnering Agreement between Abbott and the company.
23	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document