Form 10-Q
period 2021-06-30
NVE CORP /NEW/
filed 2021-07-21
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2021

or

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	NVEC	The NASDAQ Stock Market, LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $0.01 Par Value – 4,833,232 shares outstanding as of July 16, 2021

NVE CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION
BALANCE SHEETS

	(Unaudited) June 30, 2021	March 31, 2021*
ASSETS
Current assets
Cash and cash equivalents	$8,868,823	$10,427,340
Marketable securities, short-term	17,061,711	7,678,957
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,319,838	1,964,281
Inventories	3,670,026	3,900,777
Prepaid expenses and other assets	658,238	391,278
Total current assets	33,578,636	24,362,633
Fixed assets
Machinery and equipment	9,280,343	9,254,664
Leasehold improvements	1,810,872	1,810,872
	11,091,215	11,065,536
Less accumulated depreciation and amortization	10,791,821	10,728,853
Net fixed assets	299,394	336,683
Deferred tax assets	101,660	73,538
Marketable securities, long-term	37,463,037	47,038,669
Right-of-use asset – operating lease	657,662	689,216
Total assets	$72,100,389	$72,500,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$359,394	$336,591
Accrued payroll and other	651,194	540,474
Income taxes payable	834,483	-
Operating lease	151,110	150,273
Total current liabilities	1,996,181	1,027,338
Operating lease	548,859	581,459
Total liabilities	2,545,040	1,608,797

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,232 issued and outstanding as of June 30 and March 31, 2021	48,332	48,332
Additional paid-in capital	19,345,365	19,338,127
Accumulated other comprehensive income	1,010,954	1,101,119
Retained earnings	49,150,698	50,404,364
Total shareholders’ equity	69,555,349	70,891,942
Total liabilities and shareholders’ equity	$72,100,389	$72,500,739

*The March 31, 2021 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME
(Unaudited)

	Quarter Ended June 30
	2021	2020
Revenue
Product sales	$6,953,766	$4,358,635
Contract research and development	199,397	230,627
Total revenue	7,153,163	4,589,262
Cost of sales	1,769,581	836,422
Gross profit	5,383,582	3,752,840
Expenses
Research and development	808,142	880,983
Selling, general, and administrative	466,618	355,011
Total expenses	1,274,760	1,235,994
Income from operations	4,108,822	2,516,846
Interest income	289,720	399,212
Income before taxes	4,398,542	2,916,058
Provision for income taxes	818,976	504,193
Net income	$3,579,566	$2,411,865
Net income per share – basic	$0.74	$0.50
Net income per share – diluted	$0.74	$0.50
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,833,232	4,835,038
Diluted	4,836,821	4,835,157

STATEMENTS OF COMPREHENSIVE INCOME
     (Unaudited)

	Quarter Ended June 30
	2021	2020
Net income	$3,579,566	$2,411,865
Unrealized (loss) gain from marketable securities, net of tax	(90,165)	1,242,662
Comprehensive income	$3,489,401	$3,654,527

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance as of March 31, 2021	4,833,232	$48,332	$19,338,127	$1,101,119	$50,404,364	$70,891,942
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(90,165)		(90,165)
Net income					3,579,566	3,579,566
Total comprehensive income						3,489,401
Stock-based compensation			7,238			7,238
Cash dividends declared ($1.00 per share of common stock)					(4,833,232)	(4,833,232)
Balance as of June 30, 2021	4,833,232	$48,332	$19,345,365	$1,010,954	$49,150,698	$69,555,349

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance as of March 31, 2020	4,835,038	$48,350	$19,383,956	$516,523	$58,046,520	$77,995,349
Comprehensive income:
Unrealized gain on marketable securities, net of tax				1,242,662		1,242,662
Net income					2,411,865	2,411,865
Total comprehensive income						3,654,527
Stock-based compensation			2,707			2,707
Cash dividends declared ($1.00 per share of common stock)					(4,835,038)	(4,835,038)
Balance as of June 30, 2020	4,835,038	$48,350	$19,386,663	$1,759,185	$55,623,347	$76,817,545

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended June 30
	2021	2020
OPERATING ACTIVITIES
Net income	$3,579,566	$2,411,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,427	129,620
Stock-based compensation	7,238	2,707
Deferred income taxes	(2,868)	(50,405)
Changes in operating assets and liabilities:
Accounts receivable	(1,355,557)	396,168
Inventories	230,751	(59,288)
Prepaid expenses and other assets	(235,406)	(30,703)
Accounts payable and other liabilities	936,243	372,463
Net cash provided by operating activities	3,300,394	3,172,427

INVESTING ACTIVITIES
Purchases of fixed assets	(25,679)	-
Purchases of marketable securities	-	-
Proceeds from maturities of marketable securities	-	-
Cash used in investing activities	(25,679)	-

FINANCING ACTIVITIES
Payment of dividends to shareholders	(4,833,232)	(4,835,038)
Cash used in financing activities	(4,833,232)	(4,835,038)

Decrease in cash and cash equivalents	(1,558,517)	(1,662,611)
Cash and cash equivalents at beginning of period	10,427,340	8,065,594

Cash and cash equivalents at end of period	$8,868,823	$6,402,983

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

 We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. The results of operations for the quarter ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2022.
Significant accounting policies
     A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2021. As of June 30, 2021, there were no changes to our significant accounting policies.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Accounting Standard

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies accounting for income taxes, removes certain exceptions to the general principles in Topic 740, and amends existing guidance to improve consistent application. We adopted ASU 2019-12 for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. The adoption had no material impact on our financial statements.

New Accounting Standard Not Yet Adopted
     In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021 and interim periods within those fiscal years, which is fiscal 2023 for us, with early adoption permitted. We do not expect adoption of the new guidance to have a significant impact on our financial statements.

NOTE 4. NET INCOME PER SHARE
     Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended June 30
	2021	2020
Weighted average common shares outstanding – basic	4,833,232	4,835,038
Dilutive effect of stock options	3,589	119
Shares used in computing net income per share – diluted	4,836,821	4,835,157

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

     Contractual maturities of available-for-sale securities as of June 30, 2021 are as follows:

Total	<1 Year	1–3 Years	3–5 Years
$62,756,448	$25,293,411	$27,108,299	$10,354,738

Total available-for-sale securities represented approximately 87% of our total assets. Marketable securities as of June 30, 2021 had remaining maturities between six weeks and 44 months.

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

     The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of June 30, 2021			As of March 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$8,231,700	$-	$8,231,700	$10,143,196	$-	$10,143,196
Corporate bonds	-	54,524,748	54,524,748	-	54,717,626	54,717,626
Total	$8,231,700	$54,524,748	$62,756,448	$10,143,196	$54,717,626	$64,860,822

Our available-for-sale securities as of June 30 and March 31, 2021, aggregated into classes of securities, were as follows:

	As of June 30, 2021				As of March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$8,231,700	$-	$-	$8,231,700	$10,143,196	$-	$-	$10,143,196
Corporate bonds	53,230,646	1,389,752	(95,650)	54,524,748	53,308,105	1,570,195	(160,674)	54,717,626
Total	$61,462,346	$1,389,752	$(95,650)	$62,756,448	$63,451,301	$1,570,195	$(160,674)	$64,860,822

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of June 30, 2021 and March 31, 2021.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of June 30, 2021
Corporate bonds	$10,354,738	$(95,650)	$-	$-	$10,354,738	$(95,650)
Total	$10,354,738	$(95,650)	$-	$-	$10,354,738	$(95,650)

As of March 31, 2021
Corporate bonds	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)
Total	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)

We did not consider any of our available-for-sale securities to be impaired as of June 30, 2021. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. The effects of the COVID-19 pandemic, however, have degraded outlooks for some of our marketable securities’ issuers, which could lead to credit-quality downgrades in the future. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of June 30, 2021.

NOTE 6. INVENTORIES
     Inventories are shown in the following table:

	June 30, 2021	March 31, 2021
Raw materials	$696,047	$660,678
Work in process	2,399,064	2,220,723
Finished goods	574,915	1,019,376
Total inventories	$3,670,026	$3,900,777

NOTE 7. STOCK-BASED COMPENSATION
     Stock-based compensation expense was $7,238 for the first quarter of fiscal 2022 and $2,707 for the first quarter of fiscal 2021. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     We had no unrecognized tax benefits as of June 30, 2021, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2021 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Quarter Ended June 30, 2021
Operating lease cost	$42,516
Variable lease cost	31,028
Total	$73,544

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$37,962
Remaining lease term (in months)	57
Discount rate	3.5%

The following table presents the maturities of lease liabilities as of June 30, 2021:

Year Ending March 31	Operating Leases
2022	114,740
2023	156,121
2024	159,592
2025	163,224
2026	165,947
Total lease payments	759,624
Imputed lease interest	(59,655)
Total lease liabilities	$699,969

NOTE 10. STOCK REPURCHASE PROGRAM
     On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,762,040 as of June 30, 2021. We did not repurchase any of our Common Stock during the first quarter of fiscal 2022.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS
     All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $28,584 for the first quarter of fiscal 2022 and $25,381 for the first quarter of fiscal 2021.

NOTE 12. SUBSEQUENT EVENTS
     On July 21, 2021 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 31, 2021 to shareholders of record as of the close of business August 2, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements
     Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to the economic environments in the industries we serve, uncertainties related to future sales and revenues, risks and uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

     Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2021 as updated in Item 1A of this report.

General
     NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies
     A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021. As of June 30, 2021 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2021 compared to quarter ended June 30, 2020
     The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter
	2021	2020	Change
Revenue
Product sales	97.2%	95.0%	59.5%
Contract research and development	2.8%	5.0%	(13.5)%
Total revenue	100.0%	100.0%	55.9%
Cost of sales	24.7%	18.2%	111.6%
Gross profit	75.3%	81.8%	43.5%
Expenses
Research and development	11.3%	19.2%	(8.3)%
Selling, general, and administrative	6.6%	7.7%	31.4%
Total expenses	17.9%	26.9%	3.1%
Income from operations	57.4%	54.9%	63.3%
Interest income	4.1%	8.7%	(27.4)%
Income before taxes	61.5%	63.6%	50.8%
Provision for income taxes	11.5%	11.0%	62.4%
Net income	50.0%	52.6%	48.4%

Total revenue for the quarter ended June 30, 2021 (the first quarter of fiscal 2022) increased 56% compared to the quarter ended June 30, 2020 (the first quarter of fiscal 2021). The increase was due to a 60% increase in product sales partially offset by a 14% decrease in contract research and development revenue.

The increase in product sales in the first quarter of fiscal 2022 from the prior-year quarter was primarily due to increased purchases by existing customers, and sales increased in most of our markets and product lines. The decrease in contract research and development revenue was due to the completion of certain contracts.

Gross profit as a percentage of revenue decreased to 75% the first quarter of fiscal 2022 from 82% the first quarter of fiscal 2021 primarily due to revenue mix.

Total expenses increased 3% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 due to a 31% increase in selling, general, and administrative expense, partially offset by an 8% decrease in research and development expense. The increase in selling, general, and administrative expense was primarily due to increased employee compensation expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities.

Interest income for the first quarter of fiscal 2022 decreased 27% due to a decrease in our available-for-sale securities and a decrease in the average interest rates on those securities.

The 48% increase in net income in the first quarter of fiscal 2022 compared to the prior-year quarter was primarily due to an increase in product sales.

The Impact of the COVID-19 Pandemic

We believe the impact of the COVID-19 pandemic on total revenue and net income was significantly less in the quarter ended June 30, 2021 than in the quarter ended June 30, 2020.

Liquidity and Capital Resources
Overview
     Cash and cash equivalents were $8,868,823 as of June 30, 2021 compared to $10,427,340 as of March 31, 2021. The $1,558,517 decrease in cash and cash equivalents during first quarter of fiscal 2022 was due to $4,833,232 of cash used in financing activities and $25,679 of cash used investing activities, partially offset by $3,300,394 in net cash provided by operating activities.

Operating Activities
     Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for the current and prior year quarters. Net cash provided by operating activities was $3,300,394 for first quarter of fiscal 2022 and $3,172,427 for the first quarter of fiscal 2021.

     Accounts receivable increased by $1,355,557 during first quarter of fiscal 2022 primarily due to the timing of sales to and payments from customers.

Investing Activities
      Cash used in investing activities during the quarter ended June 30, 2021 consisted of $25,679 in capital expenditures. Capital expenditures can vary from quarter to quarter depending on our needs and equipment purchasing opportunities. We currently plan significantly more capital expenditures during fiscal 2022 than the $62,727 we invested in fiscal 2021.

Financing Activities
     Cash used in financing activities during the quarter ended June 30, 2021 consisted of $4,833,232 of cash dividends paid to shareholders. In addition to cash dividends to shareholders paid in first quarter of fiscal 2022, on July 21, 2021 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,232 based on shares outstanding as of July 16, 2021, to be paid August 31, 2021. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

     We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls
     During the quarter ended June 30, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.
     In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, except the following risk factor is replaced in its entirety by the following to reflect new COVID-19 related restrictions on certain packaging vendors:

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.
     We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. Lead times for packaging services have increased during the COVID-19 pandemic and there have been shortages of raw materials and equipment our packaging vendors need for their process. One of our packaging vendors, located in India was forced to suspend its factory operations in 2020 due to government-imposed restrictions and is still not fully operational. Another packaging vendor, located in Malaysia, has been subject to strict government lockdown restrictions since June 1, 2021. Our packaging vendors could face further restrictions in the future. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Any supply interruptions or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

Item 4. Mine Safety Disclosures.
     Not applicable.

Item 6. Exhibits.

Exhibit #	Description
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Curt A. Reynders pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Curt A. Reynders pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

July 21, 2021	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 21, 2021	/s/ CURT A. REYNDERS
Date	Curt A. Reynders
Chief Financial Officer