Form 10-Q
period 2021-09-30
NVE CORP /NEW/
filed 2021-10-20
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2021

or

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

Common Stock, $0.01 Par Value – 4,833,232 shares outstanding as of October 15, 2021

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) September 30, 2021	March 31, 2021*
ASSETS
Current assets
Cash and cash equivalents	$11,145,156	$10,427,340
Marketable securities, short-term	22,660,959	7,678,957
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,876,102	1,964,281
Inventories	3,982,771	3,900,777
Prepaid expenses and other assets	752,764	391,278
Total current assets	41,417,752	24,362,633
Fixed assets
Machinery and equipment	9,328,581	9,254,664
Leasehold improvements	1,810,872	1,810,872
	11,139,453	11,065,536
Less accumulated depreciation and amortization	10,855,501	10,728,853
Net fixed assets	283,952	336,683
Deferred tax assets	137,439	73,538
Marketable securities, long-term	27,544,468	47,038,669
Right-of-use asset – operating lease	625,829	689,216
Total assets	$70,009,440	$72,500,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$411,218	$336,591
Accrued payroll and other	701,705	540,474
Operating lease	151,955	150,273
Total current liabilities	1,264,878	1,027,338
Operating lease	515,973	581,459
Total liabilities	1,780,851	1,608,797

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,232 issued and outstanding as of September 30 and March 31, 2021	48,332	48,332
Additional paid-in capital	19,402,364	19,338,127
Accumulated other comprehensive income	813,920	1,101,119
Retained earnings	47,963,973	50,404,364
Total shareholders’ equity	68,228,589	70,891,942
Total liabilities and shareholders’ equity	$70,009,440	$72,500,739

*The March 31, 2021 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30
	2021	2020
Revenue
Product sales	$6,630,012	$4,159,173
Contract research and development	193,450	221,612
Total revenue	6,823,462	4,380,785
Cost of sales	1,544,134	941,287
Gross profit	5,279,328	3,439,498
Expenses
Research and development	707,997	815,965
Selling, general, and administrative	483,116	358,182
Total expenses	1,191,113	1,174,147
Income from operations	4,088,215	2,265,351
Interest income	294,858	401,392
Income before taxes	4,383,073	2,666,743
Provision for income taxes	736,566	444,403
Net income	$3,646,507	$2,222,340
Net income per share – basic	$0.75	$0.46
Net income per share – diluted	$0.75	$0.46
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,833,232	4,834,709
Diluted	4,836,603	4,834,809

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30
	2021	2020
Net income	$3,646,507	$2,222,340
Unrealized (loss) gain from marketable securities, net of tax	(197,034)	(130,324)
Comprehensive income	$3,449,473	$2,092,016

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended September 30
	2021	2020
Revenue
Product sales	$13,583,778	$8,517,808
Contract research and development	392,847	452,239
Total revenue	13,976,625	8,970,047
Cost of sales	3,313,715	1,777,709
Gross profit	10,662,910	7,192,338
Expenses
Research and development	1,516,139	1,696,948
Selling, general, and administrative	949,734	713,193
Total expenses	2,465,873	2,410,141
Income from operations	8,197,037	4,782,197
Interest income	584,578	800,604
Income before taxes	8,781,615	5,582,801
Provision for income taxes	1,555,542	948,596
Net income	$7,226,073	$4,634,205
Net income per share – basic	$1.50	$0.96
Net income per share – diluted	$1.49	$0.96
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,833,232	4,834,872
Diluted	4,836,621	4,834,986

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended September 30
	2021	2020
Net income	$7,226,073	$4,634,205
Unrealized (loss) gain from marketable securities, net of tax	(287,199)	1,112,338
Comprehensive income	$6,938,874	$5,746,543

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance as of March 31, 2021	4,833,232	$48,332	$19,338,127	$1,101,119	$50,404,364	$70,891,942
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(90,165)		(90,165)
Net income					3,579,566	3,579,566
Total comprehensive income						3,489,401
Stock-based compensation			7,238			7,238
Cash dividends declared ($1.00 per share of common stock)					(4,833,232)	(4,833,232)
Balance as of June 30, 2021	4,833,232	48,332	19,345,365	1,010,954	49,150,698	69,555,349
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(197,034)		(197,034)
Net income					3,646,507	3,646,507
Total comprehensive income						3,449,473
Stock-based compensation			56,999			56,999
Cash dividends declared ($1.00 per share of common stock)					(4,833,232)	(4,833,232)
Balance as of September 30, 2021	4,833,232	$48,332	$19,402,364	$813,920	$47,963,973	$68,228,589

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance as of March 31, 2020	4,835,038	$48,350	$19,383,956	$516,523	$58,046,520	$77,995,349
Comprehensive income:
Unrealized gain on marketable securities, net of tax				1,242,662		1,242,662
Net income					2,411,865	2,411,865
Total comprehensive income						3,654,527
Stock-based compensation			2,707			2,707
Cash dividends declared ($1.00 per share of common stock)					(4,835,038)	(4,835,038)
Balance as of June 30, 2020	4,835,038	48,350	19,386,663	1,759,185	55,623,347	76,817,545
Repurchase of common stock	(1,806)	(18)	(91,401)			(91,401)
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(130,324)		(130,324)
Net income					2,222,340	2,222,340
Total comprehensive income						2,092,016
Stock-based compensation			34,315			34,315
Cash dividends declared ($1.00 per share of common stock)					(4,835,038)	(4,835,038)
Balance as of September 30, 2020	4,833,232	$48,332	$19,329,577	$1,628,861	$53,010,649	$74,017,419

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30
	2021	2020
OPERATING ACTIVITIES
Net income	$7,226,073	$4,634,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,207	259,241
Stock-based compensation	64,237	37,022
Deferred income taxes	16,539	(61,437)
Changes in operating assets and liabilities:
Accounts receivable	(911,821)	771,942
Inventories	(81,994)	(44,074)
Prepaid expenses and other assets	(298,099)	108,697)
Accounts payable and other liabilities	172,054	(164,625)
Net cash provided by operating activities	6,458,196	5,540,971

INVESTING ACTIVITIES
Purchases of fixed assets	(73,916)	-
Proceeds from maturities of marketable securities	4,000,000	-
Cash used in investing activities	3,926,084	-

FINANCING ACTIVITIES
Repurchase of common stock	-	(91,419)
Payment of dividends to shareholders	(9,666,464)	(9,670,076)
Cash used in financing activities	(9,666,464)	(9,761,495)
Increase in cash and cash equivalents	717,816	(4,220,524)

Cash and cash equivalents at beginning of period	10,427,340	8,065,594

Cash and cash equivalents at end of period	$11,145,156	$3,845,070

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,760,000	$934,788

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. The results of operations for the quarter and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2022.

Significant accounting policies

A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2021. As of September 30, 2021, there were no changes to our significant accounting policies.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standard

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 simplifies accounting for income taxes, removes certain exceptions to the general principles in Topic 740, and amends existing guidance to improve consistent application. We adopted ASU 2019-12 beginning with the quarter ended June 30, 2021. The adoption had no material impact on our financial statements.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended September 30
	2021	2020
Weighted average common shares outstanding – basic	4,833,232	4,834,709
Dilutive effect of stock options	3,371	100
Shares used in computing net income per share – diluted	4,836,603	4,834,809

	Six Months Ended September 30
	2021	2020
Weighted average common shares outstanding – basic	4,833,232	4,834,872
Dilutive effect of stock options	3,389	114
Shares used in computing net income per share – diluted	4,836,621	4,834,986

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

Contractual maturities of available-for-sale securities as of September 30, 2021 are as follows:

Total	<1 Year	1–3 Years	3–5 Years
$60,647,982	$33,103,514	$17,237,693	$10,306,775

Total available-for-sale securities represented approximately 87% of our total assets. Marketable securities as of September 30, 2021 had remaining maturities between 16 weeks and 41 months.

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

The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of September 30, 2021			As of March 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$10,442,555	$-	$10,442,555	$10,143,196	$-	$10,143,196
Corporate bonds	-	50,205,427	50,205,427	-	54,717,626	54,717,626
Total	$10,442,555	$50,205,427	$60,647,982	$10,143,196	$54,717,626	$64,860,822

Our available-for-sale securities as of September 30 and March 31, 2021, aggregated into classes of securities, were as follows:

	As of September 30, 2021				As of March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$10,442,555	$-	$-	$10,442,555	$10,143,196	$-	$-	$10,143,196
Corporate bonds	49,163,545	1,152,671	(110,789)	50,205,427	53,308,105	1,570,195	(160,674)	54,717,626
Total	$59,606,100	$1,152,671	$(110,789)	$60,647,982	$63,451,301	$1,570,195	$(160,674)	$64,860,822

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2021 and March 31, 2021.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of September 30, 2021
Corporate bonds	$10,306,776	$(110,789)	$-	$-	$10,306,776	$(110,789)
Total	$10,306,776	$(110,789)	$-	$-	$10,306,776	$(110,789)

As of March 31, 2021
Corporate bonds	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)
Total	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)

We did not consider any of our available-for-sale securities to be impaired as of September 30, 2021. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. The effects of the COVID-19 pandemic, however, have degraded outlooks for some of our marketable securities’ issuers, which could lead to credit-quality downgrades in the future. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of September 30, 2021.

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	September 30, 2021	March 31, 2021
Raw materials	$814,313	$660,678
Work in process	2,587,889	2,220,723
Finished goods	580,569	1,019,376
Total inventories	$3,982,771	$3,900,777

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $56,999 for the second quarter of fiscal 2022, $34,315 for the second quarter of fiscal 2021, $64,237 for the first six months of fiscal 2022, and $37,022 for the first six months of fiscal 2021. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We had no unrecognized tax benefits as of September 30, 2021, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2021 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Quarter Ended Sept. 30, 2021	Six Months Ended Sept. 30, 2021
Operating lease cost	$42,515	$85,030
Variable lease cost	31,029	62,058
Total	$73,544	$147,088

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$37,962	$75,924
Remaining lease term	54 months
Discount rate	3.5%

 The following table presents the maturities of lease liabilities as of September 30, 2021:

Year Ending March 31	Operating Leases
2022	76,779
2023	156,121
2024	159,592
2025	163,224
2026	165,947
Total lease payments	721,663
Imputed lease interest	(53,735)
Total lease liabilities	$667,928

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,762,040 as of September 30, 2021. We did not repurchase any of our Common Stock during the first or second quarter of fiscal 2022.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $26,831 for the second quarter of fiscal 2022, $21,275 for the second quarter of fiscal 2021, $55,415 for the first six months of fiscal 2022, and $46,656 for the first six months of fiscal 2021.

NOTE 12. SUBSEQUENT EVENTS

On October 20, 2021 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 30, 2021 to shareholders of record as of the close of business November 1, 2021.

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

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021. As of September 30, 2021 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2021 compared to quarter ended September 30, 2020

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended September 30		Quarter- to-Quarter
	2021	2020	Change
Revenue
Product sales	97.2%	94.9%	59.5%
Contract research and development	2.8%	5.1%	(12.7)%
Total revenue	100.0%	100.0%	55.8%
Cost of sales	22.6%	21.5%	64.0%
Gross profit	77.4%	78.5%	53.5%
Expenses
Research and development	10.4%	18.6%	(13.2)%
Selling, general, and administrative	7.1%	8.2%	34.9%
Total expenses	17.5%	26.8%	1.4%
Income from operations	59.9%	51.7%	80.5%
Interest income	4.3%	9.2%	(26.5)%
Income before taxes	64.2%	60.9%	64.4%
Provision for income taxes	10.8%	10.2%	65.7%
Net income	53.4%	50.7%	64.1%

Total revenue for the quarter ended September 30, 2021 (the second quarter of fiscal 2022) increased 56% compared to the quarter ended September 30, 2020 (the second quarter of fiscal 2021). The increase was due to a 59% increase in product sales partially offset by a 13% decrease in contract research and development revenue.

The increase in product sales in the second quarter of fiscal 2022 from the prior-year quarter was primarily due to increased purchases by existing customers, and sales increased in most of our markets and product lines. The decrease in contract research and development revenue was due to the completion of certain contracts.

Gross profit as a percentage of revenue decreased to 77% the second quarter of fiscal 2022 from 79% the second quarter of fiscal 2021 primarily due to revenue mix.

Total expenses increased 1% in the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021 due to a 35% increase in selling, general, and administrative expense, partially offset by an 13% decrease in research and development expense. The increase in selling, general, and administrative expense was primarily due to increased employee compensation expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities.

Interest income for the second quarter of fiscal 2022 decreased 27% due to a decrease in our available-for-sale securities and a decrease in the average interest rates on those securities.

The 64% increase in net income in the second quarter of fiscal 2022 compared to the prior-year quarter was primarily due to an increase in product sales.

Six Months ended September 30, 2021 compared to six Months ended September 30, 2020

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Six Months Ended Sep. 30		Period- to-Period
	2021	2020	Change
Revenue
Product sales	97.2%	95.0%	59.5%
Contract research and development	2.8%	5.0%	(13.1)%
Total revenue	100.0%	100.0%	55.8%
Cost of sales	23.7%	19.8%	86.4%
Gross profit	76.3%	80.2%	48.3%
Expenses
Research and development	10.9%	18.9%	(10.7)%
Selling, general, and administrative	6.8%	8.0%	33.2%
Total expenses	17.7%	26.9%	2.3%
Income from operations	58.6%	53.3%	71.4%
Interest income	4.2%	8.9%	(27.0)%
Income before taxes	62.8%	62.2%	57.3%
Provision for income taxes	11.1%	10.5%	64.0%
Net income	51.7%	51.7%	55.9%

Total revenue for the six months ended September 30, 2021 increased 56% compared to the six months ended September 30, 2020. The increase was due to a 59% increase in product sales partially offset by a 13% decrease in contract research and development revenue.

The increase in product sales from the prior-year period was primarily due to increased purchases by existing customers, and sales increased in most of our markets and product lines. The decrease in contract research and development revenue was due to the completion of certain contracts.

Gross profit as a percentage of revenue decreased to 76% for the first six months of fiscal 2022 from 80% for the first six months of fiscal 2021 primarily due to revenue mix.

Total expenses increased 2% for the first six months of fiscal 2022 compared to the first six months of fiscal 2021 due to a 33% increase in selling, general, and administrative expense, partially offset by an 11% decrease in research and development expense. The increase in selling, general, and administrative expense was primarily due to increased employee compensation expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities.

Interest income for the first six months of fiscal 2022 decreased 27% due to a decrease in our available-for-sale securities and a decrease in the average interest rates on those securities.

The 56% increase in net income in the first six months of fiscal 2022 compared to the prior-year quarter was primarily due to an increase in product sales.

The Impact of the COVID-19 Pandemic

We believe the impact of the COVID-19 pandemic on total revenue and net income was significantly less in the quarter and six months ended September 30, 2021 compared to the prior-year periods.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $11,145,156 as of September 30, 2021 compared to $10,427,340 as of March 31, 2021. The $717,816 increase in cash and cash equivalents during first six months of fiscal 2022 was due to $6,458,196 in net cash provided by operating activities and $3,926,084 of cash provided by investing activities, partially offset by $9,666,464 of cash used in financing activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for the current and prior year quarters. Net cash provided by operating activities was $6,458,196 for first six months of fiscal 2022 and $5,540,971 for the first six months of fiscal 2021.

Accounts receivable increased by $911,821 during first six months of fiscal 2022 primarily due to the timing of sales to and payments from customers.

Prepaid expenses and other assets increased by $298,099 due to the timing of estimated tax payments.

Investing Activities

Cash used in investing activities during the six months ended September 30, 2021 consisted of $73,916 in capital expenditures offset by $4,000,000 in proceeds from maturities of marketable securities. Capital expenditures can vary from quarter to quarter depending on our needs and equipment purchasing opportunities. We currently plan significantly more capital expenditures during fiscal 2022 than the $62,727 we invested in fiscal 2021.

Financing Activities

Cash used in financing activities during the six months ended September 30, 2021 consisted of $9,666,464 of cash dividends paid to shareholders. In addition to cash dividends to shareholders paid in first six months of fiscal 2022, on October 20, 2021 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,232 based on shares outstanding as of October 15, 2021, to be paid November 30, 2021. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended September 30, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. Lead-times for packaging services have increased during the COVID-19 pandemic and there have been shortages of raw materials and equipment our packaging vendors need for their process. Government lockdown restrictions, labor shortages, and raw-material shortages have reduced our vendors’ capacity and increased their lead-times. These conditions could continue, worsen, or recur. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Supply delays, interruptions, or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6. Exhibits.

Exhibit #	Description
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Jon J. Larson pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker and Jon J. Larson pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

October 20, 2021	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 20, 2021	/s/ JON J. LARSON
Date	Jon J. Larson
Corporate Controller and Principal Financial Officer