Form 10-Q
period 2021-12-31
NVE CORP /NEW/
filed 2022-01-19
CIK 724910

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2021

or

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

Common Stock, $0.01 Par Value – 4,833,714 shares outstanding as of January 14, 2022

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) December 31, 2021	March 31, 2021*
ASSETS
Current assets
Cash and cash equivalents	$8,967,657	$10,427,340
Marketable securities, short-term	22,482,494	7,678,957
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,038,203	1,964,281
Inventories	4,367,675	3,900,777
Prepaid expenses and other assets	921,846	391,278
Total current assets	39,777,875	24,362,633
Fixed assets
Machinery and equipment	9,312,982	9,254,664
Leasehold improvements	1,810,872	1,810,872
	11,123,854	11,065,536
Less accumulated depreciation and amortization	10,886,378	10,728,853
Net fixed assets	237,476	336,683
Deferred tax assets	260,134	73,538
Marketable securities, long-term	27,179,552	47,038,669
Right-of-use asset – operating lease	593,715	689,216
Total assets	$68,048,752	$72,500,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$111,243	$336,591
Accrued payroll and other	812,502	540,474
Operating lease	152,807	150,273
Total current liabilities	1,076,552	1,027,338
Operating lease	482,798	581,459
Total liabilities	1,559,350	1,608,797

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,714 issued and outstanding as of December 31, 2021 and 4,833,232 as of March 31, 2021	48,337	48,332
Additional paid-in capital	19,411,158	19,338,127
Accumulated other comprehensive income	433,759	1,101,119
Retained earnings	46,596,148	50,404,364
Total shareholders’ equity	66,489,402	70,891,942
Total liabilities and shareholders’ equity	$68,048,752	$72,500,739

*The March 31, 2021 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended December 31
	2021	2020
Revenue
Product sales	$5,916,790	$6,332,349
Contract research and development	374,019	201,013
Total revenue	6,290,809	6,533,362
Cost of sales	1,385,006	1,075,048
Gross profit	4,905,803	5,458,314
Expenses
Research and development	596,492	702,216
Selling, general, and administrative	272,159	311,356
Total expenses	868,651	1,013,572
Income from operations	4,037,152	4,444,742
Interest income	283,940	365,498
Income before taxes	4,321,092	4,810,240
Provision for income taxes	855,685	884,531
Net income	$3,465,407	$3,925,709
Net income per share – basic	$0.72	$0.81
Net income per share – diluted	$0.72	$0.81
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,833,604	4,833,232
Diluted	4,835,770	4,833,261

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended December 31
	2021	2020
Net income	$3,465,407	$3,925,709
Unrealized loss from marketable securities, net of tax	(380,161)	(145,452)
Comprehensive income	$3,085,246	$3,780,257

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended December 31
	2021	2020
Revenue
Product sales	$19,500,567	$14,850,157
Contract research and development	766,866	653,252
Total revenue	20,267,433	15,503,409
Cost of sales	4,698,720	2,852,757
Gross profit	15,568,713	12,650,652
Expenses
Research and development	2,112,630	2,399,164
Selling, general, and administrative	1,221,893	1,024,549
Total expenses	3,334,523	3,423,713
Income from operations	12,234,190	9,226,939
Interest income	868,519	1,166,102
Income before taxes	13,102,709	10,393,041
Provision for income taxes	2,411,228	1,833,127
Net income	$10,691,481	$8,559,914
Net income per share – basic	$2.21	$1.77
Net income per share – diluted	$2.21	$1.77
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,833,356	4,834,324
Diluted	4,835,781	4,834,411

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended December 31
	2021	2020
Net income	$10,691,481	$8,559,914
Unrealized (loss) gain from marketable securities, net of tax	(667,361)	966,886
Comprehensive income	$10,024,120	$9,526,800

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
Balance as of March 31, 2021	4,833,232	$48,332	$19,338,127	$1,101,119	$50,404,364	$70,891,942
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(90,165)		(90,165)
Net income					3,579,566	3,579,566
Total comprehensive income						3,489,401
Stock-based compensation			7,238			7,238
Cash dividends declared ($1.00 per share of common stock)					(4,833,232)	(4,833,232)
Balance as of June 30, 2021	4,833,232	48,332	19,345,365	1,010,954	49,150,698	69,555,349
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(197,034)		(197,034)
Net income					3,646,507	3,646,507
Total comprehensive income						3,449,473
Stock-based compensation			56,999			56,999
Cash dividends declared ($1.00 per share of common stock)					(4,833,232)	(4,833,232)
Balance as of September 30, 2021	4,833,232	48,332	19,402,364	813,920	47,963,973	68,228,589
Exercise of stock options	482	5	(5)			-
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(380,161)		(380,161)
Net income					3,465,407	3,465,407
Total comprehensive income						3,085,246
Stock-based compensation			8,799			8,799
Cash dividends declared ($1.00 per share of common stock)					(4,833,232)	(4,833,232)
Balance as of December 31, 2021	4,833,714	$48,337	$19,411,158	$433,759	$46,596,148	$66,489,402

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31
	2021	2020
OPERATING ACTIVITIES
Net income	$10,691,481	$8,559,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358,828	386,968
Stock-based compensation	73,036	41,297
Deferred income taxes	319	(73,269)
Changes in operating assets and liabilities:
Accounts receivable	(1,073,922)	(467,290)
Inventories	(466,898)	41,973
Prepaid expenses and other assets	(435,067)	181,557
Accounts payable and other liabilities	(49,447)	(140,082)
Net cash provided by operating activities	9,098,330	8,531,068

INVESTING ACTIVITIES
Purchases of fixed assets	(58,317)	(13,627)
Proceeds from maturities of marketable securities	4,000,000	12,000,000
Cash provided by investing activities	3,941,683	11,986,373

FINANCING ACTIVITIES
Repurchase of common stock	-	(91,419)
Payment of dividends to shareholders	(14,499,696)	(14,503,308)
Cash used in financing activities	(14,499,696)	(14,594,727)
(Decrease) increase in cash and cash equivalents	(1,459,683)	5,922,714

Cash and cash equivalents at beginning of period	10,427,340	8,065,594

Cash and cash equivalents at end of period	$8,967,657	$13,988,308

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,490,000	$1,636,788

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021. The results of operations for the quarter and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2022.

Significant accounting policies

A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2021. As of December 31, 2021, there were no changes to our significant accounting policies.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended December 31
	2021	2020
Weighted average common shares outstanding – basic	4,833,604	4,833,232
Dilutive effect of stock options	2,167	29
Shares used in computing net income per share – diluted	4,835,770	4,833,261

	Nine Months Ended December 31
	2021	2020
Weighted average common shares outstanding – basic	4,833,356	4,834,324
Dilutive effect of stock options	2,425	87
Shares used in computing net income per share – diluted	4,835,781	4,834,411

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

Contractual maturities of available-for-sale securities as of December 31, 2021 are as follows:

Total	<1 Year	1–3 Years	3–5 Years
$57,293,870	$30,114,318	$22,148,686	$5,030,866

Total available-for-sale securities represented approximately 84% of our total assets. Marketable securities as of December 31, 2021 had remaining maturities between three weeks and 38 months.

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

The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of December 31, 2021			As of March 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$7,631,824	$-	$7,631,824	$10,143,196	$-	$10,143,196
Corporate bonds	-	49,662,046	49,662,046	-	54,717,626	54,717,626
Total	$7,631,824	$49,662,046	$57,293,870	$10,143,196	$54,717,626	$64,860,822

Our available-for-sale securities as of December 31 and March 31, 2021, aggregated into classes of securities, were as follows:

	As of December 31, 2021				As of March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$7,631,824	$-	$-	$7,631,824	$10,143,196	$-	$-	$10,143,196
Corporate bonds	49,106,800	772,080	(216,834)	49,662,046	53,308,105	1,570,195	(160,674)	54,717,626
Total	$56,738,624	$772,080	$(216,834)	$57,293,870	$63,451,301	$1,570,195	$(160,674)	$64,860,822

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2021 and March 31, 2021.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of December 31, 2021
Corporate bonds	$10,167,905	$(216,834)	$-	$-	$10,167,905	$(216,834)
Total	$10,167,905	$(216,834)	$-	$-	$10,167,905	$(216,834)

As of March 31, 2021
Corporate bonds	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)
Total	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)

We did not consider any of our available-for-sale securities to be impaired as of December 31, 2021. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. The effects of the COVID-19 pandemic, however, have degraded outlooks for some of our marketable securities’ issuers, which could lead to credit-quality downgrades in the future. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of December 31, 2021.

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	December 31, 2021	March 31, 2021
Raw materials	$784,004	$660,678
Work in process	2,812,910	2,220,723
Finished goods	770,760	1,019,376
Total inventories	$4,367,675	$3,900,777

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $8,799 for the third quarter of fiscal 2022, $4,275 for the third quarter of fiscal 2021, $73,036 for the first nine months of fiscal 2022, and $41,297 for the first nine months of fiscal 2021. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We had no unrecognized tax benefits as of December 31, 2021, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2021 we had no accrued interest related to uncertain tax positions. The tax years 2016 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Quarter Ended Dec. 31, 2021	Nine Months Ended Dec. 31, 2021
Operating lease cost	$42,516	$127,546
Variable lease cost	31,029	93,087
Total	$73,545	$220,633

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$37,962	$113,886
Remaining lease term	51 months
Discount rate	3.5%

 The following table presents the maturities of lease liabilities as of December 31, 2021:

Year Ending March 31	Operating Leases
2022	38,817
2023	156,121
2024	159,592
2025	163,224
2026	165,947
Total lease payments	683,701
Imputed lease interest	(48,096)
Total lease liabilities	$635,605

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,762,040 as of December 31, 2021. We have not repurchased any of our Common Stock during fiscal 2022.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $21,579 for the third quarter of fiscal 2022, $22,571 for the third quarter of fiscal 2021, $76,995 for the first nine months of fiscal 2022, and $69,227 for the first nine months of fiscal 2021.

NOTE 12. SUBSEQUENT EVENTS

On January 19, 2022 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 28, 2022 to shareholders of record as of the close of business January 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of the terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of NVE, you should be aware that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, our dependence on critical suppliers and packaging vendors, uncertainties related to the economic environments in the industries we serve, uncertainties related to future sales and revenues, risks and uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

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

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2021. As of December 31, 2021 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2021 compared to quarter ended December 31, 2020

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended December 31		Quarter- to-Quarter
	2021	2020	Change
Revenue
Product sales	94.1%	96.9%	(6.6)%
Contract research and development	5.9%	3.1%	86.1%
Total revenue	100.0%	100.0%	(3.7)%
Cost of sales	22.0%	16.5%	28.8%
Gross profit	78.0%	83.5%	(10.1)%
Expenses
Research and development	9.5%	10.7%	(15.1)%
Selling, general, and administrative	4.3%	4.8%	(12.6)%
Total expenses	13.8%	15.5%	(14.3)%
Income from operations	64.2%	68.0%	(9.2)%
Interest income	4.5%	5.6%	(22.3)%
Income before taxes	68.7%	73.6%	(10.2)%
Provision for income taxes	13.6%	13.5%	(3.3)%
Net income	55.1%	60.1%	(11.7)%

Total revenue for the quarter ended December 31, 2021 (the third quarter of fiscal 2022) decreased 4% compared to the quarter ended December 31, 2020 (the third quarter of fiscal 2021). The decrease was due to a 7% decrease in product sales partially offset by an 86% increase in contract research and development revenue.

The decrease in product sales in the third quarter of fiscal 2022 from the prior-year quarter was primarily due to raw materials shortages and longer lead-times for critical materials and services. The increase in contract research and development revenue was due to new contracts.

Gross profit as a percentage of revenue decreased to 78% the third quarter of fiscal 2022 from 84% the third quarter of fiscal 2021 primarily due to revenue mix and increased costs.

Total expenses decreased 14% in the third quarter of fiscal 2022 compared to the third quarter of fiscal 2021 due to a 15% decrease in research and development expense and a 13% decrease in selling, general, and administrative expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities. The decrease in selling, general, and administrative expense was primarily due to staffing changes.

Interest income for the third quarter of fiscal 2022 decreased 22% due to a decrease in our available-for-sale securities and a decrease in the average interest rates on those securities.

The 12% decrease in net income in the third quarter of fiscal 2022 compared to the prior-year quarter was primarily due to decreased revenue, decreased gross margin, and decreased interest income partially offset by decreased expenses.

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Nine Months Ended December 31		Period- to-Period
	2021	2020	Change
Revenue
Product sales	96.2%	95.8%	31.3%
Contract research and development	3.8%	4.2%	17.4%
Total revenue	100.0%	100.0%	30.7%
Cost of sales	23.2%	18.4%	64.7%
Gross profit	76.8%	81.6%	23.1%
Expenses
Research and development	10.4%	15.5%	(11.9)%
Selling, general, and administrative	6.0%	6.6%	19.3%
Total expenses	16.4%	22.1%	(2.6)%
Income from operations	60.4%	59.5%	32.6%
Interest income	4.2%	7.5%	(25.5)%
Income before taxes	64.6%	67.0%	26.1%
Provision for income taxes	11.8%	11.8%	31.5%
Net income	52.8%	55.2%	24.9%

Total revenue for the nine months ended December 31, 2021 increased 31% compared to the nine months ended December 31, 2020. The increase was due to a 31% increase in product sales and a 17% increase in contract research and development revenue.

The increase in product sales from the prior-year period was primarily due to increased purchases by existing customers, and sales increased in most of our markets and product lines. The increase in contract research and development revenue was due to new contracts.

Gross profit as a percentage of revenue decreased to 77% for the first nine months of fiscal 2022 from 82% for the first nine months of fiscal 2021 primarily due to revenue mix and increased costs.

Total expenses decreased 3% for the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 due to a 12% decrease in research and development expense, partially offset by a 19% increase in selling, general, and administrative expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities. The increase in selling, general, and administrative expense was primarily due to increased employee compensation expense.

Interest income for the first nine months of fiscal 2022 decreased 26% due to a decrease in our available-for-sale securities and a decrease in the average interest rates on those securities.

The 25% increase in net income in the first nine months of fiscal 2022 compared to the prior-year period was primarily due to an increase in product sales.

The Impact of the COVID-19 Pandemic

We believe the impact of the COVID-19 pandemic on customer demand was significantly less in the quarter and nine months ended December 31, 2021 compared to the prior-year periods. We believe the impact of the pandemic on our supply chain, however, was significantly more in the quarter and nine months ended December 31, 2021 than in the prior-year periods. The effects of the pandemic also increased labor and materials costs and expenses for the quarter and nine months ended December 31, 2021.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $8,967,657 as of December 31, 2021 compared to $10,427,340 as of March 31, 2021. The $1,459,683 decrease in cash and cash equivalents during first nine months of fiscal 2022 was due to $14,499,696 of cash used in financing activities partially offset by $9,098,330 in net cash provided by operating activities and $3,941,683 of cash provided by investing activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for the current and prior year quarters. Net cash provided by operating activities was $9,098,330 for first nine months of fiscal 2022 and $8,531,068 for the first nine months of fiscal 2021.

Accounts receivable increased by $1,073,922 during first nine months of fiscal 2022 primarily due to the timing of sales to and payments from customers.

Prepaid expenses and other assets increased by $435,067 due to the timing of estimated tax payments.

Inventories increased $466,898 due primarily to our decisions to increase work in process in order to mitigate longer vendor lead-times.

Investing Activities

Cash provided by investing activities during the nine months ended December 31, 2021 consisted of $4,000,000 in proceeds from maturities of marketable securities, partially offset by $58,317 in capital expenditures. Capital expenditures can vary from quarter to quarter depending on our needs and equipment purchasing opportunities. We have ordered several pieces of production equipment to increase our capacity. Therefore, we currently expect significantly more capital expenditures during fiscal 2022 than the $62,727 we invested in fiscal 2021.

Financing Activities

Cash used in financing activities during the nine months ended December 31, 2021 consisted of $14,499,696 of cash dividends paid to shareholders. In addition to cash dividends to shareholders paid in first nine months of fiscal 2022, on January 19, 2022 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,714 based on shares outstanding as of January 14, 2022, to be paid February 28, 2022. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

We currently believe our working capital and cash generated from operations will be adequate for our needs at least for the next 12 months.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although there have been changes in personnel involved in our controls, processes, and procedures, our management concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended December 31, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as updated in our Quarterly Report on Form 10-Q for the quarters ended June 30, 2021 and September 30, 2021.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits.

Exhibit #	Description
31	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification by Daniel A. Baker pursuant to 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

January 19, 2022	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President, Chief Executive Officer, and Principal Financial Officer