Form 10-K
period 2022-03-31
NVE CORP /NEW/
filed 2022-05-04
CIK 724910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Yes ☒  No ☐

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $200 million.

The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 29, 2022 was 4,830,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2022 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 14. Principal Accounting Fees and Services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 542)
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

New Product Status

In the past year we began marketing a number of new and improved products, including:

•	a new type of current sensor;
•	new smart sensors for the Internet of Things;
•	ulraprecise rotational sensors for fine motion control and robotics;
•	data couplers with isolated power convertors to transmit power as well as data; and
•	high-sensitivity TMR magnetic sensors.

Long-term product development programs in fiscal 2022 focussed on even more accurate TMR sensors and Magnetoresistive Random Access Memory (MRAM).

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

Intellectual Property
Patents

As of March 31, 2022 we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

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

Human Capital Resources

We had 49 employees as of March 31, 2022, 47 of whom were full-time.

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

We offer employees free wellness programs.

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

We have agreements with certain customers, including a Supplier Partnering Agreement, as amended, with Abbott Laboratories, which expires December 31, 2022. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms or the loss of these customers could have a significant adverse impact on our revenue and our profitability.

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities may materially and adversely affect our financial condition, results of operations, and cash flows.

Changes in law and policy relating to taxes or changes in tax rates may materially and adversely affect our financial condition, results of operations and cash flows.

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

Our quality management system is certified to the ISO 9001 standard, and some of our products are also subject to independent certification and listings including by the VDE Institute and UL LLC. These certifications are subject to a number of rigorous conditions. Failure to achieve or maintain any of these certifications or listings could cause us to be disqualified by one or more of our customers, and could have a material adverse impact on our business and revenue.

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

Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. In the past fiscal year there have been industry-wide semiconductor wafer shortages and leadtimes have increased for certain of our foundry wafers. Wafer supply interruptions for any reason, including acts of God such as floods, typhoons, cyclones, earthquakes, or pandemics could seriously jeopardize our ability to provide products that are critical to our business and operations, and may cause us to lose revenue. Risks related to extreme weather may be exacerbated by the effects of climate change.

The loss of supply of any critical chemicals or supplies could impact our ability to produce and deliver products and cause loss of revenue.

There are a number of critical chemicals and supplies that we require to make products. These include certain gases, photoresists, polymers, metals, and specialized alloys. We maintain inventory of critical chemicals and materials, but in many cases we are dependent on single sources, and some of the materials could be subject to shortages or be discontinued by their suppliers at any time. The Russia-Ukraine crisis could cause or exacerbate shortages. Sanctions against Russia could affect supplies or prices of materials supplied by Russia, including materials we use such as aluminum, copper, helium, magnesium, manganese, nickel, palladium, platinum, and titanium. Materials supplied by Ukraine include neon, which may be used to produce some of our foundry warfers. Supply interruptions or shortages for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.

We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors' business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. Leadtimes for packaging services have increased during the COVID-19 pandemic and there have been shortages of raw materials and equipment our packaging vendors need for their process. Government lockdown restrictions, labor shortages, and raw-material shortages have reduced our vendors' capacity and increased their lead-times. These conditions could continue, worsen, or recur. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Supply delays, interruptions, or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

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

Public health crises could adversely affect our ongoing business operations. In particular, the COVID-19 pandemic has disrupted our supply chains and caused employee absences. These and other impacts of COVID-19 pandemic or other public health crises could have a material adverse effect on our results of operations or our financial condition.

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

As of March 31, 2022, we held $45,153,894 in short-term and long-term marketable securities, representing approximately 67% of our total assets. Conditions and circumstances beyond our control or ability to anticipate can cause downgrades and increased default risk, and such downgrades or increases in default risk are possible at any time. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Defaults, default risks, or changes in market conditions could cause us to incur losses on our marketable securities, which could have a material adverse impact on our financial condition, income, or cash flows, and our ability to pay dividends.

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

From time to time our stock price has decreased sharply, and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:

•	the announcement of new products, product enhancements, or contracts by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	loss of customers, decreases in customers’ purchases, or decreases in customers’ purchase prices;
•	changes in demand for our customers’ products;
•	quarterly variations in our financial results, revenue, or revenue growth rates;
•	speculation in the press or analyst community about our business, potential revenue, or potential earnings;
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve;
•	legal proceedings involving us, including intellectual property litigation or class action litigation;
•	changes in Federal corporate income tax rates or changes in other tax provisions;
•	changes in tariffs, customs, duties, or other trade barriers in foreign jurisdictions where we purchase raw materials or sell our products;
•	the impact or perceived impact of the COVID-19 pandemic on general economic conditions, our industry, or our supply chain; and
•	our stock repurchase and dividend policies and decisions.

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

Shareholders

We have approximately 57 shareholders of record as of April 13, 2022. There are also several thousand beneficial holders of our common stock in “street name,” whose shares of record are held by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2022 Annual Meeting of Shareholders, and is incorporated by reference into Item 12 of this Report.

Stock Repurchase Program

We repurchased 2,888 shares of our Common Stock in fiscal 2022 and 1,806 shares in fiscal 2021. All purchases in fiscal 2022 were made in the quarter ended March 31, 2022 as detailed below:

Month	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Max. approximate dollar value of shares that may yet be purchased under the program
January 1, 2022 – January 31, 2022	-	$-	-	$3,762,040
February 1, 2022 – February 28, 2022	2,000	$57.16	2,000	$3,647,729
March 1, 2022 – March 31, 2022	888	$55.42	888	$3,598,519
Total	2,888		2,888

(1) All shares were purchased under the plan described in note (2) below.

(2) On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice.

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

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $215,000 as of March 31, 2022 and $230,000 as of March 31, 2021.

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

We had $483,469 of net deferred tax assets as of March 31, 2022 and $73,538 as of March 31, 2021. Net deferred tax assets included $88,710 in deferred tax assets for stock-based compensation deductions as of March 31, 2022 and $75,189 as of March 31, 2021.

Results of Operations

The following table summarizes the percentage of revenue and year-to-year changes for various items for the last two fiscal years:

	Percentage of Revenue Year Ended March 31		Year- to-Year
	2022	2021	Change
Revenue
Product sales	95.9%	96.1%	25.9%
Contract research and development	4.1%	3.9%	35.6%
Total revenue	100.0%	100.0%	26.3%
Cost of sales	23.2%	19.3%	52.0%
Gross profit	76.8%	80.7%	20.2%
Expenses
Research and development	10.8%	14.9%	(8.1)%
Selling, general, and administrative	5.5%	6.2%	11.6%
Total expenses	16.3%	21.1%	(2.4)%
Income from operations	60.5%	59.6%	28.1%
Interest income	4.3%	7.1%	(21.8)%
Income before taxes	64.8%	66.7%	22.9%
Income tax provision	11.0%	12.0%	17.5%
Net income	53.8%	54.7%	24.1%

Total revenue for fiscal 2022 increased 26% compared to fiscal 2021 due to a 26% increase in product sales and a 36% increase in contract research and development revenue. The increase in product sales was primarily due to increased purchases by existing customers, and sales increased in most of our markets and product lines. The increase in contract research and development revenue was due to new contracts..

Gross profit as a percentage of revenue decreased to 77% for fiscal 2022 from 81% for fiscal 2021 primarily due to increased costs, partially offset by increased prices. Material, labor, and services costs increased significantly in the most recent fiscal year.

Total expenses decreased 2% for fiscal 2022 compared to fiscal 2021 due primarily to a 8% decrease in research and development expense, partially offset by a 12% increase in selling, general, and administrative expense. The decrease in research and development expense was primarily due to staffing changes and the completion of certain product development activities. The increase in selling, general, and administrative expense was primarily due to staffing changes and increased employee compensation.

Interest income for fiscal 2022 decreased 22% due to a decrease in our available-for-sale securities and a decrease in the average interest rates on those securities.

The 24% increase in net income in fiscal 2022 compared to the prior year was primarily due to an increase in total revenue.

The Impact of the COVID-19 Pandemic

We believe the impact of the COVID-19 pandemic on customer demand was less in the year ended March 31, 2022 compared to the prior year. We believe the impact of the pandemic on our supply chain, however, was significantly more in the year ended March 31, 2022 than in the prior year. Supply-chain shortages may have been exacerbated by COVID-19 lockdowns in China in late fiscal 2022. We expect supply-chain shortages to continue in fiscal 2023.

Liquidity and Capital Resources

Overview

Our liquidity and operating capital requirements are primarily for purchases of raw materials such as foundry wafers, purchases of packaging services, and for the maintenance of work-in-process inventories. We maintain most of our marketable securities as long-term to maximize yield and fund future dividends.

Cash and cash equivalents were $10,449,510 as of March 31, 2022 compared to $10,427,340 as of March 31, 2021. The $22,170 increase in cash and cash equivalents was due to $12,503,679 in net cash provided by operating activities and $7,015,421 net cash provided by investing activities, partially offset by $19,496,930 net cash used in financing activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for fiscal 2022 and 2021. Net cash provided by operating activities was $12,503,679 for fiscal 2022 and $13,364,832 for fiscal 2021.

Accounts receivable increased $2,740,548 primarily due to the timing of sales to and payments from customers.

Inventory increased $1,187,858 primarily due to our decisions to increase work in process in order to mitigate longer vendor lead-times.

Accounts payable and accrued expenses increased $1,422,677 due to an $815,783 increase in accrued expenses and a $606,944 increase in accounts payable. The increase in accounts payable was due to the timing of vendor payments. The increase in accrued expenses was due to increases in accrued payroll and income taxes payable.

Investing Activities

Net cash provided by investing activities in fiscal 2022 was due to marketable security maturities of $7,500,000 and fixed assets purchases of $484,579.

The $484,579 of fixed asset purchases in fiscal 2022 were a significant increase from $62,727 in fiscal 2021. Purchases in fiscal 2022 were primarily for capital equipment to increase our production throughput and capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs and equipment purchasing opportunities.

Financing Activities

Net cash used in financing activities in fiscal 2022 was due to $19,333,409 in cash dividends to shareholders and $163,521 in repurchases of our common stock.

In addition to cash dividends to shareholders paid in fiscal 2022, on May 4, 2022 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,830,826 based on shares outstanding as of April 29, 2022, to be paid May 31, 2022. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of supply-chain shortages, the impacts of cost inflation, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and accompanying notes are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2022.

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

Changes in Internal Controls

During the quarter ended March 31, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The section titled “Delinquent Section 16(a) Reports” sets forth information regarding delinquent Section 16(a) reports required by Item 10, to be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders , the section titled “Proposal 1. Election of Board of Directors” sets forth certain information regarding our directors and executive officers required by Item 10, the section titled “Information About Our Executive Officers” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders are incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Director Compensation” to be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 5 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2022 and 2021” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2022 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits

A list of exhibits of is on the following page.

Exhibit #	Description
3.1

Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective November 21, 2002 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2002).

3.2	Bylaws of the company as amended by the Board of Directors effective May 6, 2020.
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to the Form 10-K for the year ended March 31, 2021).
10.1	Lease dated October 1, 1998 with Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease with Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease with Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Third amendment to lease with Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.5	Fourth amendment to lease with the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
10.6	Fifth amendment to lease with GRE – Bryant Lake, LLC (incorporated by reference to our Current Report on Form 8-K/A filed March 3, 2020).
10.7†	Employment Agreement with Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.8†	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.9	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.10+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.11+	Amendment No. 1 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed September 10, 2007).
10.12+	Amendment No. 2 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed December 18, 2009).
10.13+	Amendment No. 3 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed September 16, 2010).
10.14	Amendment No. 4 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.15	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to the Form 8-K filed February 10, 2016).
10.16	Amendment No. 5 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed April 21, 2016).
10.17	Amendment No. 6 to Abbott Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed December 21, 2020).
10.18	Amendment No. 7 to Abbott Supplier Partnering Agreement (incorporated by reference to the Annual Report on Form 10-K for the year ended March 31, 2021).
10.19*	Amendment No. 8 to Abbott Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed February 2, 2022).
10.20+	Supply Agreement by and with Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).
10.21*	First Amendment to Sonova Supply Agreement (incorporated by reference to the Form 8-K/A filed February 18, 2020).
23.1	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Joseph R. Schmitz pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Joseph R. Schmitz pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NVE CORPORATION (Registrant) /s/Daniel A. Baker by Daniel A. Baker President and Chief Executive Officer Date May 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 4, 2022
/s/Daniel A. Baker Daniel A. Baker	Director, President and Chief Executive Officer (Principal Executive Officer)	May 4, 2022
/s/ Joseph R. Schmitz Joseph R. Schmitz	Corporate Controller and Chief Financial Officer (Principal Financial Officer)	May 4, 2022
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 4, 2022
/s/Richard W. Kramp Richard W. Kramp	Director	May 4, 2022
/s/James W. Bracke James W. Bracke	Director	May 4, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NVE Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2022 and 2021, and the related statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

We have served as the Company’s auditor since May 8, 2019.

Minneapolis, Minnesota
May 4, 2022

NVE CORPORATION
BALANCE SHEETS

	March 31, 2022	March 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$10,449,510	$10,427,340
Marketable securities, short-term	20,839,683	7,678,957
Accounts receivable, net of allowance for uncollectible accounts of $15,000	4,704,829	1,964,281
Inventories	5,088,635	3,900,777
Prepaid expenses and other assets	420,520	391,278
Total current assets	41,503,177	24,362,633
Fixed assets
Machinery and equipment	9,739,244	9,254,664
Leasehold improvements	1,810,872	1,810,872
	11,550,116	11,065,536
Less accumulated depreciation and amortization	10,943,731	10,728,853
Net fixed assets	606,385	336,683
Deferred tax assets	483,469	73,538
Marketable securities, long-term	24,314,211	47,038,669
Right-of-use asset – operating lease	560,250	689,216
Total assets	$67,467,492	$72,500,739

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$943,535	$336,591
Accrued payroll and other	1,356,689	540,474
Operating lease	156,121	150,273
Total current liabilities	2,456,345	1,027,338
Operating lease	446,018	581,459
Total liabilities	2,902,363	1,608,797

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,830,826 issued and outstanding as of March 31, 2022 and 4,833,232 as of March 31, 2021	48,308	48,332
Additional paid-in capital	19,256,485	19,338,127
Accumulated other comprehensive income (loss)	(318,120)	1,101,119
Retained earnings	45,578,456	50,404,364
Total shareholders’ equity	64,565,129	70,891,942
Total liabilities and shareholders’ equity	$67,467,492	$72,500,739

See accompanying notes.

NVE CORPORATION
STATEMENTS OF INCOME

	Year Ended March 31
	2022	2021
Revenue
Product sales	$25,867,649	$20,540,557
Contract research and development	1,119,321	825,689
Total revenue	26,986,970	21,366,246
Cost of sales	6,263,090	4,121,461
Gross profit	20,723,880	17,244,785
Expenses
Research and development	2,925,874	3,184,754
Selling, general, and administrative	1,469,321	1,316,427
Total expenses	4,395,195	4,501,181
Income from operations	16,328,685	12,743,604
Interest income	1,171,128	1,498,148
Income before taxes	17,499,813	14,241,752
Provision for income taxes	2,992,312	2,547,368
Net income	$14,507,501	$11,694,384
Net income per share – basic	$3.00	$2.42
Net income per share – diluted	$3.00	$2.42
Cash dividends declared per common share	$4.00	$4.00
Weighted average shares outstanding
Basic	4,833,661	4,834,054
Diluted	4,835,639	4,834,462

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31
	2022	2021
Net income	$14,507,501	$11,694,384
Unrealized gain (loss) from marketable securities, net of tax	(1,419,239)	584,596
Comprehensive income	$13,088,262	$12,278,980

See accompanying notes.

NVE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehen- sive Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance as of March 31, 2020	4,835,038	$48,350	$19,383,956	$516,523	$58,046,520	$77,995,349
Repurchase of common stock	(1,806)	(18)	(91,401)			(91,419)
Comprehensive income:
Unrealized gain on marketable securities, net of tax				584,596		584,596
Net income					11,694,384	11,694,384
Total comprehensive income						12,278,980
Stock-based compensation			45,572			45,572
Cash dividends declared ($4.00 per share of common stock)					(19,336,540)	(19,336,540)
Balance as of March 31, 2021	4,833,232	48,332	19,338,127	1,101,119	50,404,364	70,891,942
Repurchase of common stock	(2,888)	(29)	(163,492)			(163,521)
Exercise of stock options	482	5	(5)			-
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(1,419,239)		(1,419,239)
Net income					14,507,501	14,507,501
Total comprehensive income						13,088,262
Stock-based compensation			81,855			81,855
Cash dividends declared ($4.00 per share of common stock)					(19,333,409)	(19,333,409)
Balance as of March 31, 2022	4,830,826	48,308	$19,256,485	$(318,120)	$45,578,456	$64,565,129

See accompanying notes.

NVE CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended March 31
	2022	2021
OPERATING ACTIVITIES
Net income	$14,507,501	$11,694,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	424,981	542,926
Stock-based compensation	81,855	45,572
Deferred income taxes	24,457	(129,155)
Changes in operating assets and liabilities:
Accounts receivable	(2,740,548)	729,737
Inventories	(1,187,858)	(16,327)
Prepaid expenses and other assets	99,724	391,699
Accounts payable and accrued expenses	1,293,567	105,996
Net cash provided by operating activities	12,503,679	13,364,832

INVESTING ACTIVITIES
Purchases of fixed assets	(484,579)	(62,727)
Purchases of marketable securities	-	(10,512,400)
Proceeds from maturities and sales of marketable securities	7,500,000	19,000,000
Net cash provided by investing activities	7,015,421	8,424,873

FINANCING ACTIVITIES
Repurchase of common stock	(163,521)	(91,419)
Payment of dividends to shareholders	(19,333,409)	(19,336,540)
Net cash used in financing activities	(19,496,930)	(19,427,959)

Increase in cash and cash equivalents	22,170	2,361,746
Cash and cash equivalents at beginning of year	10,427,340	8,065,594

Cash and cash equivalents at end of year	$10,449,510	$10,427,340

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,520,000	$2,438,788

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

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2022 or 2021.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We did not identify any indicators of impairment during fiscal 2022 or 2021. Depreciation and amortization expense related to fixed assets was $214,877 for fiscal 2022 and $308,511 for fiscal 2021.

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

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of March 31, 2022 or March 31, 2021.

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

Net Income Per Share

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume exercise of all stock options. The following table shows the components of diluted shares:

	Year Ended March 31
	2022	2021
Weighted average common shares outstanding – basic	4,833,661	4,834,054
Dilutive effect of stock options	1,978	408
Shares used in computing net income per share – diluted	4,835,639	4,834,462

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

The fair value of our available-for-sale securities as of March 31, 2022 by maturity were as follows:

Total	<1 Year	1–3 Years	3–5 Years
$51,910,887	$27,596,676	$24,314,211	$-

Total available-for-sale securities represented approximately 67% of our total assets. Marketable securities as of March 31, 2022 had remaining maturities between 11 weeks and 36 months.

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

The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of March 31, 2022			As of March 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$6,756,993	$-	$6,756,993	$10,143,196	$-	$10,143,196
Corporate bonds	-	45,153,894	45,153,894	-	54,717,626	54,717,626
Total	$6,756,993	$45,153,894	$51,910,887	$10,143,196	$54,717,626	$64,860,822

Our available-for-sale securities as of March 31, 2022 and 2021, aggregated into classes of securities, were as follows:

	As of March 31, 2022				As of March 31, 2021
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$6,756,993	$-	$-	$6,756,993	$10,143,196	$-	$-	$10,143,196
Corporate bonds	45,561,114	230,085	(637,305)	45,153,894	53,308,105	1,570,195	(160,674)	54,717,626
Total	$52,318,107	$230,085	$(637,305)	$51,910,887	$63,451,301	$1,570,195	$(160,674)	$64,860,822

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2022 and 2021.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of March 31, 2022
Corporate bonds	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)
Total	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)

As of March 31, 2021
Corporate bonds	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)
Total	$10,322,539	$(160,674)	$-	$-	$10,322,539	$(160,674)

We did not consider any of our available-for-sale securities to be impaired as of March 31, 2022. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of March 31, 2022.

NOTE 4. INVENTORIES

Inventories are shown in the following table:

	March 31
	2022	2021
Raw materials	$987,062	$660,678
Work in process	3,355,838	2,220,723
Finished goods	745,735	1,019,376
Total inventories	$5,088,635	$3,900,777

NOTE 5. STOCK-BASED COMPENSATION
Stock Option Plan

Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $81,855 in fiscal 2022 and $45,572 in fiscal 2021.

Valuation assumptions

We use the Black-Scholes standard option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:

	Year Ended March 31
	2022			2021
Risk-free interest rate	0.7	–	0.9%	0.2	–	0.4%
Expected volatility	35	–	36%	34	–	35%
Expected life (years)		4.6			4.6
Dividend yield	5.0	–	5.4%	7.0	–	7.4%

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

Dividend yield

We assumed a 5.0% to 5.4% dividend yield for fiscal 2022 and 7.0% to 7.4% for fiscal 2021 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation

Stock-based compensation increased deferred tax assets by $13,521 for fiscal 2022 and $9,971 for fiscal 2021.

General stock option information

The following table summarizes information on options outstanding as of March 31, 2022:

Ranges of Exercise Prices			Number Outstanding	Weighted Average Exercise Price	Weighted Remaining Contractual Life (years)
$49.86	–	$57.46	17,500	$55.94	4.0
$67.65	–	$107.86	11,500	78.44	5.7
			29,000	$69.52	5.0

A summary of our stock options is shown in the following table:

	Option Shares Reserved	Options Outstanding	Weighted Average Option Exercise Price
At March 31, 2019	135,230	22,000	$70.89
Granted	(4,000)	4,000	$67.65
Exercised	-	(2,000)	$56.18
At March 31, 2020	131,230	24,000	$71.58
Granted	(6,500)	6,500	$56.12
At March 31, 2021	124,730	30,500	$68.28
Granted	(6,500)	6,500	$74.22
Exercised	5,000	(5,000)	$61.36
Terminated	3,000	(3,000)	$80.75
At March 31, 2022	126,230	29,000	$69.52

The remaining weighted-average exercisable life was 5.0 years as of March 31, 2022 and 5.7 years as of March 31, 2021. 24,000 outstanding options were exercisable as of March 31, 2022 and 28,000 outstanding options were exercisable as of March 31, 2021. Options outstanding as of March 31, 2022 had no intrinsic value based on our closing stock price for that day. The total fair value of option grants was $81,855 in fiscal 2022. There was $3,133 of unrecognized stock-based compensation as of March 31, 2022 related to nonvested options, which we expect to recognize in the first quarter of fiscal 2023.

NOTE 6. INCOME TAXES

Income tax provisions for fiscal 2022 and 2021 consisted of the following:

	Year Ended March 31
	2022	2021
Current taxes
Federal	$2,863,915	$2,600,670
State	140,822	75,852
Deferred taxes
Federal	(11,927)	(123,959)
State	(499)	(5,195)
Income tax provision	$2,992,312	$2,547,368

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2022 and 2021 is as follows:

	Year Ended March 31
	2022	2021
Tax expense at U.S. Statutory rate	$3,674,961	$2,990,768
State income taxes, net of Federal benefit	136,144	88,909
Research and development credits	(42,688)	(86,223)
Foreign-derived intangible income deduction	(662,467)	(450,912)
Other	(113,638)	4,826
Income tax provision	$2,992,312	$2,547,368

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2022 and 2021 were as follows:

	March 31
	2022	2021
Paid time off accrual	$63,055	$60,869
Inventory reserve	47,042	50,324
Depreciation and amortization	88,690	88,690
Stock-based compensation deductions	88,710	75,189
Unrealized gain on marketable securities	89,102	(308,403)
Other	106,870	106,869
Deferred tax assets	$483,469	$73,538

We had no unrecognized tax benefits as of March 31, 2022, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2022 we had no accrued interest related to uncertain tax positions. The tax years 2018 through 2020 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Year Ended March 31
	2022	2021
Operating lease cost	$170,062	$158,439
Variable lease cost	120,606	109,449
Total	$290,668	$267,888

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$174,313	$133,299
Remaining lease term (years)	4	5
Discount rate	3.5%	3.5%

The following table presents the maturities of lease liabilities as of March 31, 2022:

Year Ending March 31	Operating Leases
2023	156,121
2024	159,592
2025	163,224
2026	165,947
Total lease payments	644,884
Imputed lease interest	(42,745)
Total lease liabilities	$602,139

NOTE 8. CONCENTRATIONS

The following table summarizes customers comprising 10% or more of revenue for the two most recent fiscal years:

	% of Revenue for Year Ended March 31
	2022	2021
Customer A	25%	22%
Customer B	11%	15%

These customers accounted for 34% of our accounts receivable as of March 31, 2022 and 37% as of March 31, 2021. We believe the receivable balances from these customers do not represent a significant credit risk based on past collection experience.

NOTE 9. STOCK REPURCHASE PROGRAM

On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We repurchased 2,888 shares of our Common Stock in fiscal 2022 and 1,806 shares in fiscal 2021. The remaining authorization was $3,598,519 as of March 31, 2022. The Stock Repurchase Program may be modified or discontinued at any time without notice.

NOTE 10. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $101,735 for fiscal 2022 and $94,498 for fiscal 2021.

NOTE 11. SUBSEQUENT EVENTS

On May 4, 2022 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 31, 2022 to shareholders of record as of the close of business May 16, 2022.

EXHIBIT INDEX

Exhibit #	Description
23	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Joseph R. Schmitz pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Joseph R. Schmitz pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).