Form 10-Q
period 2022-06-30
NVE CORP /NEW/
filed 2022-07-20
CIK 724910

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2022

or

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

Common Stock, $0.01 Par Value – 4,830,826 shares outstanding as of July 15, 2022

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) June 30, 2022	March 31, 2022*
ASSETS
Current assets
Cash and cash equivalents	$13,299,264	$10,449,510
Marketable securities, short-term	14,888,372	20,839,683
Accounts receivable, net of allowance for uncollectible accounts of $15,000	3,513,216	4,704,829
Inventories	5,544,037	5,088,635
Prepaid expenses and other assets	721,989	420,520
Total current assets	37,966,878	41,503,177
Fixed assets
Machinery and equipment	9,603,049	9,739,244
Leasehold improvements	1,826,334	1,810,872
	11,429,383	11,550,116
Less accumulated depreciation and amortization	10,945,847	10,943,731
Net fixed assets	483,536	606,385
Deferred tax assets	578,291	483,469
Marketable securities, long-term	25,517,937	24,314,211
Right-of-use asset – operating lease	527,553	560,250
Total assets	$65,074,195	$67,467,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$295,443	$943,535
Accrued payroll and other	667,372	1,356,689
Operating lease	156,975	156,121
Total current liabilities	1,119,790	2,456,345
Operating lease	411,405	446,018
Total liabilities	1,531,195	2,902,363

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,830,826 issued and outstanding as of June 30 and March 31, 2022	48,308	48,308
Additional paid-in capital	19,263,619	19,256,485
Accumulated other comprehensive income	(656,673)	(318,120)
Retained earnings	44,887,746	45,578,456
Total shareholders’ equity	63,543,000	64,565,129
Total liabilities and shareholders’ equity	$65,074,195	$67,467,492

*The March 31, 2022 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30
	2022	2021
Revenue
Product sales	$7,072,961	$6,953,766
Contract research and development	263,446	199,397
Total revenue	7,336,407	7,153,163
Cost of sales	1,651,847	1,769,581
Gross profit	5,684,560	5,383,582
Expenses
Research and development	601,918	808,142
Selling, general, and administrative	371,320	466,618
Total expenses	973,238	1,274,760
Income from operations	4,711,322	4,108,822
Interest income	283,059	289,720
Income before taxes	4,994,381	4,398,542
Provision for income taxes	854,265	818,976
Net income	$4,140,116	$3,579,566
Net income per share – basic	$0.86	$0.74
Net income per share – diluted	$0.86	$0.74
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,830,826	4,833,232
Diluted	4,830,871	4,836,821

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30
	2022	2021
Net income	$4,140,116	$3,579,566
Unrealized loss from marketable securities, net of tax	(338,553)	(90,165)
Comprehensive income	$3,801,563	$3,489,401

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2022	4,830,826	$48,308	$19,256,485	$(318,120)	$45,578,456	$64,565,129
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(338,553)		(338,553)
Net income					4,140,116	4,140,116
Total comprehensive income						3,801,563
Stock-based compensation			7,134			7,134
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of June 30, 2022	4,830,826	48,308	19,263,619	(656,673)	44,887,746	63,543,000

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended June 30
	2022	2021
OPERATING ACTIVITIES
Net income	$4,140,116	$3,579,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,621	140,427
Stock-based compensation	7,134	7,238
Deferred income taxes	1	(2,868)
Changes in operating assets and liabilities:
Accounts receivable	1,191,613	(1,355,557)
Inventories	(455,402)	230,751
Prepaid expenses and other assets	(268,772)	(235,406)
Accounts payable and other liabilities	(1,371,168)	936,243
Net cash provided by operating activities	3,331,143	3,300,394

INVESTING ACTIVITIES
Purchases of fixed assets	(24,500)	(25,679)
Purchases of marketable securities	(4,976,063)	-
Proceeds from maturities of marketable securities	9,250,000	-
Receipt of tenant improvement allowance	100,000	-
Net cash provided (used) by investing activities	4,349,437	(25,679)

FINANCING ACTIVITIES
Payment of dividends to shareholders	(4,830,826)	(4,833,232)
Cash used in financing activities	(4,830,826)	(4,833,232)
Increase (decrease) in cash and cash equivalents	2,849,754	(1,558,517)

Cash and cash equivalents at beginning of period	10,449,510	10,427,340

Cash and cash equivalents at end of period	$13,299,264	$8,868,823

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,275,629	$-

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The results of operations for the quarter ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2023.

Significant accounting policies

A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2022. As of June 30, 2022, there were no changes to our significant accounting policies.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standard

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 addresses issuers’ accounting for certain modifications or exchanges of freestanding equity-classified written call options. We adopted ASU 2021-04 beginning with the quarter ended June 30, 2022. The adoption had no material impact on our financial statements.

New Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments; which modifies the measurement of expected credit losses of certain financial instruments. In accordance with ASU 2019-10 and ASU 2020-02, ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2024 for us if we continue to be classified as a Smaller Reporting Company, with early adoption permitted. We are evaluating the potential impact of ASU 2016-13 on our financial statements.

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended June 30
	2022	2021
Weighted average common shares outstanding – basic	4,830,826	4,833,232
Dilutive effect of stock options	45	3,589
Shares used in computing net income per share – diluted	4,830,871	4,836,821

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

Contractual maturities of available-for-sale securities as of June 30, 2022 are as follows:

Total	<1 Year	1–3 Years	3–5 Years
$51,663,939	$26,146,002	$25,517,937	$-

Total available-for-sale securities represented approximately 79% of our total assets. Marketable securities as of June 30, 2022 had remaining maturities between three weeks three years.

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

The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of June 30, 2022			As of March 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$11,257,630	$-	$11,257,630	$6,756,993	$-	$6,756,993
Corporate bonds	-	40,406,309	40,406,309	-	45,153,894	45,153,894
Total	$11,257,630	$40,406,309	$51,663,939	$6,756,993	$45,153,894	$51,910,887

Our available-for-sale securities as of June 30 and March 31, 2022, aggregated into classes of securities, were as follows:

	As of June 30, 2022				As of March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$11,257,630	$-	$-	$11,257,630	$6,756,993	$-	$-	$6,756,993
Corporate bonds	41,246,905	25,066	(865,662)	40,406,309	45,561,114	230,085	(637,305)	45,153,894
Total	$52,504,535	$25,066	$(865,662)	$51,663,939	$52,318,107	$230,085	$(637,305)	$51,910,887

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2022.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of June 30, 2022
Corporate bonds	$8,981,072	$(100,920)	$9,554,349	$(764,742)	$18,535,421	$(865,662)
Total	$8,981,072	$(100,920)	$9,554,349	$(764,742)	$18,535,421	$(865,662)

As of March 31, 2022
Corporate bonds	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)
Total	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)

None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of June 30, 2022.

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	June 30, 2022	March 31, 2022
Raw materials	$988,317	$987,062
Work in process	3,863,801	3,355,838
Finished goods	691,919	745,735
Total inventories	$5,544,037	$5,088,635

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $7,134 for the first quarter of fiscal 2023 and $7,238 for the first quarter of fiscal 2022. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We had no unrecognized tax benefits as of June 30, 2022, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2022 we had no accrued interest related to uncertain tax positions. The tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.

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

Quarter Ended June 30, 2022
Operating lease cost	$42,515
Variable lease cost	31,190
Total	$73,705

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$44,433
Remaining lease term	45 months
Discount rate	3.5

 The following table presents the maturities of lease liabilities as of June 30, 2022:

Year Ending March 31	Operating Leases
2023	117,304
2024	159,592
2025	163,224
2026	165,947
Total lease payments	606,067
Imputed lease interest	(37,687)
Total lease liabilities	$568,380

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,598,519 as of June 30, 2022. We did not repurchase any of our Common Stock during the first quarter of fiscal 2023.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $28,426 for the first quarter of fiscal 2023 and $28,584 for the first quarter of fiscal 2022.

NOTE 12. SUBSEQUENT EVENTS

On July 20, 2022 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 31, 2022 to shareholders of record as of the close of business August 1, 2022.

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

Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2022.

General

NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2022. As of June 30, 2022 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2022 compared to quarter ended June 30, 2021

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended June 30		Quarter- to-Quarter
	2022	2021	Change
Revenue
Product sales	96.4%	97.2%	1.7%
Contract research and development	3.6%	2.8%	32.1%
Total revenue	100.0%	100.0%	2.6%
Cost of sales	22.5%	24.7%	(6.7)%
Gross profit	77.5%	75.3%	5.6%
Expenses
Research and development	8.2%	11.3%	(25.5)%
Selling, general, and administrative	5.1%	6.6%	(20.4)%
Total expenses	13.3%	17.9%	(23.7)%
Income from operations	64.2%	57.4%	14.7%
Interest income	3.9%	4.1%	(2.3)%
Income before taxes	68.1%	61.5%	13.5%
Provision for income taxes	11.7%	11.5%	4.3%
Net income	56.4%	50.0%	15.7%

Total revenue for the quarter ended June 30, 2022 (the first quarter of fiscal 2023) increased 3% compared to the quarter ended June 30, 2021 (the first quarter of fiscal 2022). The increase was due to a 2% increase in product sales and a 32% increase in contract research and development revenue.

The increase in contract research and development revenue was due to new contracts.

Gross profit as a percentage of revenue increased to 77% for the first quarter of fiscal 2023 from 75% for the first quarter of fiscal 2022 primarily due to increased prices.

Total expenses decreased 24% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022 due to a 26% decrease in research and development expense and a 20% decrease in selling, general, and administrative expense. The decrease in research and development expense was primarily due to the reallocation of resources from research and development to revenue-generating activities. The decrease in selling, general, and administrative expense was primarily due to decreased employee compensation expense.

Interest income for the first quarter of fiscal 2023 decreased 2% primarily due to a decrease in our available-for-sale securities.

The 16% increase in net income in the first quarter of fiscal 2023 compared to the prior-year quarter was primarily due to increased revenue, increased gross profit margin, and decreased expenses.

The Impact of the COVID-19 Pandemic

We believe revenues and costs in the quarter ended June 30, 2022 were unfavorably affected by continued supply chain disruptions related to the COVID-19 pandemic.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $13,299,264 as of June 30, 2022 compared to $10,449,510 as of March 31, 2022. The $2,849,754 increase in cash and cash equivalents during first quarter of fiscal 2023 was due to $3,331,143 in net cash provided by operating activities and $4,349,437 of cash provided by investing activities, partially offset by $4,830,826 of cash used in financing activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for the current and prior-year quarters. Net cash provided by operating activities was $3,331,143 for first quarter of fiscal 2023 and $3,300,394 for the first quarter of fiscal 2022.

Accounts receivable decreased by $1,191,613 during the first quarter of fiscal 2023 primarily due to the timing of sales to and payments from customers.

Inventories increased $455,402 due primarily to our decisions to increase work in process in order to mitigate longer vendor lead-times.

Accounts payable and accrued expenses decreased $1,371,168 due to a $689,317 decrease in accrued expenses, a $648,092 decrease in accounts payable, and a $33,759 net decrease in operating lease liabilities. The decrease in accounts payable was due to the timing of vendor payments. The decrease in accrued expenses was due to decreases in accrued payroll and income taxes payable.

Investing Activities

Cash provided by investing activities during the quarter ended June 30, 2022 consisted of $9,250,000 in proceeds from maturities of marketable securities and the receipt of a $100,000 buildout allowance, partially offset by $4,976,063 marketable securities purchases and $24,500 of fixed asset purchases. Fixed asset purchases can vary from quarter to quarter depending on our needs and equipment purchasing opportunities. We have ordered and are in the process of deploying additional new production equipment to increase our capacity. Therefore, we currently expect significantly more fixed asset purchases during fiscal 2023 than the $484,579 we invested in fiscal 2022.

Financing Activities

Cash used in financing activities during the quarter ended June 30, 2022 consisted of $4,830,826 of cash dividends paid to shareholders. In addition to cash dividends to shareholders paid in first quarter of fiscal 2023, on July 20, 2022 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,830,826 based on shares outstanding as of July 15, 2022, to be paid August 31, 2022. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although there have been changes in personnel involved in our controls, processes, and procedures, our management concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended June 30, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business we may become involved in litigation. At this time we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits.

Exhibit #	Description
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Joseph P. Schmitz pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

June 20, 2022	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

June 20, 2022	/s/ JOSEPH P. SCHMITZ
Date	Joseph P. Schmitz
Chief Financial Officer