Form 10-Q
period 2022-09-30
NVE CORP /NEW/
filed 2022-10-19
CIK 724910

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2022

or

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

Common Stock, $0.01 Par Value – 4,830,826 shares outstanding as of October 14, 2022

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) September 30, 2022	March 31, 2022*
ASSETS
Current assets
Cash and cash equivalents	$3,583,539	$10,449,510
Marketable securities, short-term	10,326,647	20,839,683
Accounts receivable, net of allowance for uncollectible accounts of $15,000	5,860,414	4,704,829
Inventories	5,794,849	5,088,635
Prepaid expenses and other assets	600,913	420,520
Total current assets	26,166,362	41,503,177
Fixed assets
Machinery and equipment	9,603,049	9,739,244
Leasehold improvements	1,826,334	1,810,872
	11,429,383	11,550,116
Less accumulated depreciation and amortization	10,990,224	10,943,731
Net fixed assets	439,159	606,385
Deferred tax assets	894,045	483,469
Marketable securities, long-term	39,514,685	24,314,211
Right-of-use asset – operating lease	494,070	560,250
Total assets	$67,508,321	$67,467,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$399,263	$943,535
Accrued payroll and other	2,861,151	1,356,689
Operating lease	157,830	156,121
Total current liabilities	3,418,244	2,456,345
Operating lease	374,941	446,018
Total liabilities	3,793,185	2,902,363

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,830,826 issued and outstanding as of September 30 and March 31, 2022	48,308	48,308
Additional paid-in capital	19,303,570	19,256,485
Accumulated other comprehensive (loss)	(1,784,035)	(318,120)
Retained earnings	46,147,293	45,578,456
Total shareholders’ equity	63,715,136	64,565,129
Total liabilities and shareholders’ equity	$67,508,321	$67,467,492

*The March 31, 2022 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30
	2022	2021
Revenue
Product sales	$10,514,539	$6,630,012
Contract research and development	203,285	193,450
Total revenue	10,717,824	6,823,462
Cost of sales	2,402,781	1,544,134
Gross profit	8,315,043	5,279,328
Expenses
Research and development	669,978	707,997
Selling, general, and administrative	435,625	483,116
Total expenses	1,105,603	1,191,113
Income from operations	7,209,440	4,088,215
Interest income	351,375	294,858
Income before taxes	7,560,815	4,383,073
Provision for income taxes	1,470,442	736,566
Net income	$6,090,373	$3,646,507
Net income per share – basic	$1.26	$0.75
Net income per share – diluted	$1.26	$0.75
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,830,826	4,833,232
Diluted	4,830,956	4,836,603

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30
	2022	2021
Net income	$6,090,373	$3,646,507
Unrealized loss from marketable securities, net of tax	(1,127,362)	(197,034)
Comprehensive income	$4,963,011	$3,449,473

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended September 30
	2022	2021
Revenue
Product sales	$17,587,500	$13,583,778
Contract research and development	466,731	392,847
Total revenue	18,054,231	13,976,625
Cost of sales	4,054,628	3,313,715
Gross profit	13,999,603	10,662,910
Expenses
Research and development	1,271,896	1,516,139
Selling, general, and administrative	806,946	949,734
Total expenses	2,078,842	2,465,873
Income from operations	11,920,761	8,197,037
Interest income	634,436	584,578
Income before taxes	12,555,197	8,781,615
Provision for income taxes	2,324,707	1,555,542
Net income	$10,230,490	$7,226,073
Net income per share – basic	$2.12	$1.50
Net income per share – diluted	$2.12	$1.49
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,830,826	4,833,232
Diluted		4,836,621

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended September 30
	2022	2021
Net income	$10,230,490	$7,226,073
Unrealized loss from marketable securities, net of tax	(1,465,915)	(287,199)
Comprehensive income	$8,764,575	$6,938,874

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2022	4,830,826	$48,308	$19,256,485	$(318,120)	$45,578,456	$64,565,129
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(338,553)		(338,553)
Net income					4,140,116	4,140,116
Total comprehensive income						3,801,563
Stock-based compensation			7,134			7,134
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of June 30, 2022	4,830,826	48,308	19,263,619	(656,673)	44,887,746	63,543,000
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(1,127,362)		(1,127,362)
Net income					6,090,373	6,090,373
Total comprehensive income						4,963,011
Stock-based compensation			39,951			39,951
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of September 30, 2022	4,830,826	$48,308	$19,303,570	$(1,784,035)	$46,147,293	$63,715,136

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30
	2022	2021
OPERATING ACTIVITIES
Net income	$10,230,490	$7,226,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,851	271,207
Stock-based compensation	47,085	64,237
Deferred income taxes	-	16,539
Changes in operating assets and liabilities:
Accounts receivable	(1,155,585)	(911,821)
Inventories	(706,214)	81,994
Prepaid expenses and other assets	(114,213)	(298,099)
Accounts payable and accrued expenses	890,822	172,054
Net cash provided by operating activities	9,351,238	6,458,196

INVESTING ACTIVITIES
Purchases of fixed assets	(24,500)	(73,916)
Purchases of marketable securities	(25,381,057)	-
Proceeds from maturities of marketable securities	18,750,000	4,000,000
Receipt of tenant improvement allowance	100,000	-
Net cash provided (used) by investing activities	(6,555,557)	3,926,084

FINANCING ACTIVITIES
Payment of dividends to shareholders	(9,661,652)	(9,666,464)
Cash used in financing activities	(9,661,652)	(9,666,464)
(Decrease) increase in cash and cash equivalents	(6,865,971)	717,816

Cash and cash equivalents at beginning of period	10,449,510	10,427,340

Cash and cash equivalents at end of period	$3,583,539	$11,145,156

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,281,629	$1,760,000

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The results of operations for the quarter and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2023.

Significant accounting policies

A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2022. As of September 30, 2022, there were no changes to our significant accounting policies.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended September 30
	2022	2021
Weighted average common shares outstanding – basic	4,830,826	4,833,232
Dilutive effect of stock options	130	3,371
Shares used in computing net income per share – diluted	4,830,956	4,836,603

	Six Months Ended September 30
	2022	2021
Weighted average common shares outstanding – basic	4,830,826	4,833,232
Dilutive effect of stock options	101	3,389
Shares used in computing net income per share – diluted	4,830,927	4,836,621

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

Contractual maturities of available-for-sale securities as of September 30, 2022 are as follows:

Total	<1 Year	1–3 Years	3–7 Years
$51,598,609	$12,083,924	$24,387,794	$15,126,891

Total available-for-sale securities represented approximately 76% of our total assets. Marketable securities as of September 30, 2022 had remaining maturities between 14 weeks and 79 months.

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

The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of September 30, 2022			As of March 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$1,757,277	$-	$1,757,277	$6,756,993	$-	$6,756,993
Corporate bonds	-	49,841,332	49,841,332	-	45,153,894	45,153,894
Total	$1,757,277	$49,841,332	$51,598,609	$6,756,993	$45,153,894	$51,910,887

Our available-for-sale securities as of September 30 and March 31, 2022, aggregated into classes of securities, were as follows:

	As of September 30, 2022				As of March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$1,757,277	$-	$-	$1,757,277	$6,756,993	$-	$-	$6,756,993
Corporate bonds	52,125,043	-	(2,283,711)	49,841,332	45,561,114	230,085	(637,305)	45,153,894
Total	$53,882,320	$-	$(2,283,711)	$51,598,609	$52,318,107	$230,085	$(637,305)	$51,910,887

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2022.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of September 30, 2022
Corporate bonds	$40,510,241	$(1,327,302)	$9,331,091	$(956,409)	$49,841,332	$(2,283,711)
Total	$40,510,241	$(1,327,302)	$9,331,091	$(956,409)	$49,841,332	$(2,283,711)

As of March 31, 2022
Corporate bonds	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)
Total	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)

None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of September 30, 2022.

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	September 30, 2022	March 31, 2022
Raw materials	$1,324,358	$987,062
Work in process	3,829,498	3,355,838
Finished goods	640,993	745,735
Total inventories	$5,794,849	$5,088,635

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $39,951 for the second quarter of fiscal 2023, $56,999 for the second quarter of fiscal 2022, $47,085 for the first six months of fiscal 2023, and $64,237 for the first six months of fiscal 2022. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Federal and state income taxes payable as of September 30, 2022 of approximately $1,457,000 are included in accrued expenses.

We had no unrecognized tax benefits as of September 30, 2022, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2022 we had no accrued interest related to uncertain tax positions. The tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Quarter Ended September 30, 2022	Six Months Ended September 30, 2022
Operating lease cost	$42,515	$85,031
Variable lease cost	30,126	61,315
Total	$72,641	$146,346

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$42,723	87,156
Remaining lease term	42 months
Discount rate	3.5%

 The following table presents the maturities of lease liabilities as of September 30, 2022:

Year Ending March 31	Operating Leases
2023	78,487
2024	159,592
2025	163,224
2026	165,947
Total lease payments	567,250
Imputed lease interest	(34,479)
Total lease liabilities	$532,771

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,598,519 as of September 30, 2022. We did not repurchase any of our Common Stock during the first six months of fiscal 2023.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $23,751 for the second quarter of fiscal 2023, $26,831 for the second quarter of fiscal 2022, $52,177 for the first six months of fiscal 2023, and $55,415 for the first six months of fiscal 2022.

NOTE 12. SUBSEQUENT EVENTS

On October 19, 2022 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 30, 2022 to shareholders of record as of the close of business October 31, 2022.

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

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2022. As of September 30, 2022 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2022 compared to quarter ended September 30, 2021

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended September 30		Quarter- to-Quarter
	2022	2021	Change
Revenue
Product sales	98.1%	97.2%	58.6%
Contract research and development	1.9%	2.8%	5.1%
Total revenue	100.0%	100.0%	57.1%
Cost of sales	22.4%	22.6%	55.6%
Gross profit	77.6%	77.4%	57.5%
Expenses
Research and development	6.2%	10.4%	(5.4)%
Selling, general, and administrative	4.1%	7.1%	(9.8)%
Total expenses	10.3%	17.5%	(7.2)%
Income from operations	67.3%	59.9%	76.3%
Interest income	3.2%	4.3%	19.2%
Income before taxes	70.5%	64.2%	72.5%
Provision for income taxes	13.7%	10.8%	99.6%
Net income	56.8%	53.4%	67.0%

Total revenue for the quarter ended September 30, 2022 (the second quarter of fiscal 2023) increased 57% compared to the quarter ended September 30, 2021 (the second quarter of fiscal 2022). The increase was due to a 59% increase in product sales and a 5% increase in contract research and development revenue. The increase in product sales was primarily due to increased purchases by existing customers and new customers. Sales increased in most of our markets and product lines. The increase in contract research and development revenue was due to new contracts.

Total expenses decreased 7% for the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022 due to a 5% decrease in research and development expense and a 10% decrease in selling, general, and administrative expense. The decreases in expenses were primarily due to the reallocation of resources to revenue-generating activities.

Interest income for the second quarter of fiscal 2023 increased 19% due to an increase in our available-for-sale securities and an increase in their average interest rate.

The 67% increase in net income in the second quarter of fiscal 2023 compared to the prior-year quarter was primarily due to increased revenue and decreased expenses.

Six months ended September 30, 2022 compared to six months ended September 30, 2021

The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Six Months Ended September 30		Period- to-Period
	2022	2021	Change
Revenue
Product sales	97.4%	97.2%	29.5%
Contract research and development	2.6%	2.8%	18.8%
Total revenue	100.0%	100.0%	29.2%
Cost of sales	22.5%	23.7%	22.4%
Gross profit	77.5%	76.3%	31.3%
Expenses
Research and development	7.0%	10.9%	(16.1)%
Selling, general, and administrative	4.5%	6.8%	(15.0)%
Total expenses	11.5%	17.7%	(15.7)%
Income from operations	66.0%	58.6%	45.4%
Interest income	3.5%	4.2%	8.5%
Income before taxes	69.5%	62.8%	43.0%
Provision for income taxes	12.8%	11.1%	49.4%
Net income	56.7%	51.7%	41.6%

Total revenue for the six months ended September 30, 2022 (the first six months of fiscal 2023) increased 29% compared to the six months ended September 30, 2021 (the first six months of fiscal 2022). The increase was due to a 29% increase in product sales and a 19% increase in contract research and development revenue. The increase in product sales was primarily due to increased purchases by existing customers and new customers. Sales increased in most of our markets and product lines. The increase in contract research and development revenue was due to new contracts.

Gross profit as a percentage of revenue increased to 78% for the first six months of fiscal 2023 from 76% for the first six months of fiscal 2022 primarily due to increased prices partially offset by increased costs.

Total expenses decreased 16% for the first six months of fiscal 2023 compared to the first six months of fiscal 2022 due to a 16% decrease in research and development expense and a 15% decrease in selling, general, and administrative expense. The decreases in expenses were primarily due to the reallocation of resources to revenue-generating activities.

Interest income for the first six months of fiscal 2023 increased 9% due to an increase in our available-for-sale securities and an increase in their average interest rate.

The 42% increase in net income in the first six months of fiscal 2023 compared to the prior-year period was primarily due to increased revenue and decreased expenses.

Supply Chain Disruptions

Supply chain disruptions related to the COVID-19 pandemic may have favorably affected product sales in the quarter and six months ended September 30, 2022 since we believe the disruptions may have been less severe for us than for our competitors. We believe supply chain disruptions also had an unfavorable impact on our costs of sales.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $3,583,539 as of September 30, 2022 compared to $10,449,510 as of March 31, 2022. The $6,865,971 decrease in cash and cash equivalents during the first six months of fiscal 2023 was due to $9,661,652 of cash used in financing activities for dividend payments and $6,555,557 of cash used by investing activities, partially offset by $9,351,238 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for the current and prior-year quarters. Net cash provided by operating activities was $9,351,238 for the first six months of fiscal 2023 compared to $6,458,196 for the first six months of fiscal 2022.

Accounts receivable increased $1,155,585 during the first six months of fiscal 2023 primarily due to increased product sales.

Inventories increased $706,214 due primarily to our decisions to increase work in process in order to mitigate longer vendor lead-times.

Accounts payable and accrued expenses increased $890,822 due primarily due to a $1,504,462 increase in accrued expenses partially offset by a $544,272 decrease in accounts payable and a $69,368 net decrease in current and long-term operating lease liabilities. The increase in accrued expenses was due to increases in income taxes payable and deferred revenue. The decrease in accounts payable was due to the timing of vendor payments.

Investing Activities

Cash used by investing activities during the six months ended September 30, 2022 consisted of $25,381,057 of  marketable securities purchases and $24,500 of fixed asset purchases, partially offset by $18,750,000 in proceeds from maturities of marketable securities and the receipt of a $100,000 tenant improvement allowance. Fixed asset purchases can vary from quarter to quarter depending on our needs and equipment purchasing opportunities. We have ordered additional new production equipment to increase our production capacity. Therefore we currently expect significantly more fixed asset purchases during fiscal 2023 than the $484,579 we invested in fiscal 2022.

Financing Activities

Cash used in financing activities during the six months ended September 30, 2022 consisted of $9,661,652 of cash dividends paid to shareholders. In addition to cash dividends to shareholders paid in second quarter of fiscal 2023, on October 19, 2022 we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,830,826 based on shares outstanding as of October 14, 2022, to be paid November 30, 2022. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although there have been changes in personnel involved in our controls, processes, and procedures, our management concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended September 30, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NVE CORPORATION
(Registrant)

October 19, 2022	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 19, 2022	/s/ JOSEPH P. SCHMITZ
Date	Joseph P. Schmitz
Chief Financial Officer