Form 10-Q
period 2022-12-31
NVE CORP /NEW/
filed 2023-01-25
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2022

or

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

Common Stock, $0.01 Par Value – 4,830,826 shares outstanding as of January 20, 2023

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) December 31, 2022	March 31, 2022*
ASSETS
Current assets
Cash and cash equivalents	$2,029,714	$10,449,510
Marketable securities, short-term	10,337,621	20,839,683
Accounts receivable, net of allowance for uncollectible accounts of $15,000	2,097,274	4,704,829
Inventories	6,459,227	5,088,635
Prepaid expenses and other assets	924,161	420,520
Total current assets	21,847,997	41,503,177
Fixed assets
Machinery and equipment	10,486,161	9,739,244
Leasehold improvements	1,926,334	1,810,872
	12,412,495	11,550,116
Less accumulated depreciation and amortization	11,018,857	10,943,731
Net fixed assets	1,393,638	606,385
Deferred tax assets	862,424	483,469
Marketable securities, long-term	41,167,242	24,314,211
Right-of-use asset – operating lease	459,032	560,250
Total assets	$65,730,333	$67,467,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$470,929	$943,535
Accrued payroll and other	1,245,390	1,356,689
Operating lease	161,271	156,121
Total current liabilities	1,877,590	2,456,345
Operating lease	397,303	446,018
Total liabilities	2,274,893	2,902,363

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,830,826 issued and outstanding as of December 31 and March 31, 2022	48,308	48,308
Additional paid-in capital	19,310,703	19,256,485
Accumulated other comprehensive loss	(1,451,362)	(318,120)
Retained earnings	45,547,791	45,578,456
Total shareholders’ equity	63,455,440	64,565,129
Total liabilities and shareholders’ equity	$65,730,333	$67,467,492

*The March 31, 2022 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended December 31,
	2022	2021
Revenue
Product sales	$7,200,385	$5,916,790
Contract research and development	201,293	374,019
Total revenue	7,401,678	6,290,809
Cost of sales	1,478,372	1,385,006
Gross profit	5,923,306	4,905,803
Expenses
Research and development	700,609	596,492
Selling, general, and administrative	403,449	272,159
Total expenses	1,104,058	868,651
Income from operations	4,819,248	4,037,152
Interest income	406,092	283,940
Income before taxes	5,225,340	4,321,092
Provision for income taxes	994,016	855,685
Net income	$4,231,324	$3,465,407
Net income per share – basic	$0.88	$0.72
Net income per share – diluted	$0.88	$0.72
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,830,826	4,833,604
Diluted	4,832,368	4,835,770

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended December 31,
	2022	2021
Net income	$4,231,324	$3,465,407
Unrealized gain (loss) from marketable securities, net of tax	332,673	(380,161)
Comprehensive income	$4,563,997	$3,085,246

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Revenue
Product sales	$24,787,885	$19,500,567
Contract research and development	668,024	766,866
Total revenue	25,455,909	20,267,433
Cost of sales	5,533,000	4,698,720
Gross profit	19,922,909	15,568,713
Expenses
Research and development	1,972,505	2,112,630
Selling, general, and administrative	1,210,395	1,221,893
Total expenses	3,182,900	3,334,523
Income from operations	16,740,009	12,234,190
Interest income	1,040,528	868,519
Income before taxes	17,780,537	13,102,709
Provision for income taxes	3,318,723	2,411,228
Net income	$14,461,814	$10,691,481
Net income per share – basic	$2.99	$2.21
Net income per share – diluted	$2.99	$2.21
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,830,826	4,833,356
Diluted	4,831,168	4,835,781

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Net income	$14,461,814	$10,691,481
Unrealized loss from marketable securities, net of tax	(1,133,242)	(667,361)
Comprehensive income	$13,328,572	$10,024,120

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2022	4,830,826	$48,308	$19,256,485	$(318,120)	$45,578,456	$64,565,129
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(338,553)		(338,553)
Net income					4,140,116	4,140,116
Total comprehensive income						3,801,563
Stock-based compensation			7,134			7,134
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of June 30, 2022	4,830,826	48,308	19,263,619	(656,673)	44,887,746	63,543,000
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(1,127,362)		(1,127,362)
Net income					6,090,373	6,090,373
Total comprehensive income						4,963,011
Stock-based compensation			39,951			39,951
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of September 30, 2022	4,830,826	48,308	19,303,570	(1,784,035)	46,147,293	63,715,136
Comprehensive income:
Unrealized gain on marketable securities, net of tax				332,673		332,673
Net income					4,231,324	4,231,324
Total comprehensive income						4,563,997
Stock-based compensation			7,133			7,133
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of December 31, 2022	4,830,826	$48,308	$19,310,703	$(1,451,362)	$45,547,791	$63,455,440

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$14,461,814	$10,691,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,781	358,828
Stock-based compensation	54,218	73,036
Deferred income taxes	(61,972)	319
Changes in operating assets and liabilities:
Accounts receivable	2,607,555	(1,073,922)
Inventories	(1,370,592)	(466,898)
Prepaid expenses and other assets	(502,423)	(435,067)
Accounts payable and accrued expenses	(627,470)	(49,447)
Net cash provided by operating activities	14,748,911	9,098,330

INVESTING ACTIVITIES
Purchases of fixed assets	(907,612)	(58,317)
Purchases of marketable securities	(26,618,617)	-
Proceeds from maturities of marketable securities	18,750,000	4,000,000
Receipt of tenant improvement allowance	100,000	-
Net cash provided (used) by investing activities	(8,676,229)	3,941,683

FINANCING ACTIVITIES
Payment of dividends to shareholders	(14,492,478)	(14,499,696)
Cash used in financing activities	(14,492,478)	(14,499,696)
Decrease in cash and cash equivalents	(8,419,796)	(1,459,683)

Cash and cash equivalents at beginning of period	10,449,510	10,427,340

Cash and cash equivalents at end of period	$2,029,714	$8,967,657

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$4,130,278	$2,490,000

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022. The results of operations for the quarter and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2023.

Significant accounting policies

A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2022. As of December 31, 2022, there were no changes to our significant accounting policies.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended December 31,
	2022	2021
Weighted average common shares outstanding – basic	4,830,826	4,833,604
Dilutive effect of stock options	1,542	2,166
Shares used in computing net income per share – diluted	4,832,368	4,835,770

	Nine Months Ended December 31,
	2022	2021
Weighted average common shares outstanding – basic	4,830,826	4,833,356
Dilutive effect of stock options	342	2,425
Shares used in computing net income per share – diluted	4,831,168	4,835,781

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

Contractual maturities of available-for-sale securities as of December 31, 2022 are as follows:

Total	<1 Year	1–3 Years	3–7 Years
$52,020,382	$10,853,140	$25,270,655	$15,896,587

Total available-for-sale securities represented approximately 79% of our total assets as of December 31, 2022. Marketable securities as of December 31, 2022 had remaining maturities between six days and 76 months.

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

The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of December 31, 2022			As of March 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$515,519	$-	$515,519	$6,756,993	$-	$6,756,993
Corporate bonds	-	51,504,863	51,504,863	-	45,153,894	45,153,894
Total	$515,519	$51,504,863	$52,020,382	$6,756,993	$45,153,894	$51,910,887

Our available-for-sale securities as of December 31 and March 31, 2022, aggregated into classes of securities, were as follows:

	As of December 31, 2022				As of March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$515,519	$-	$-	$515,519	$6,756,993	$-	$-	$6,756,993
Corporate bonds	53,362,727	372	(1,858,236)	51,504,863	45,561,114	230,085	(637,305)	45,153,894
Total	$53,878,246	$372	$(1,858,236)	$52,020,382	$52,318,107	$230,085	$(637,305)	$51,910,887

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2022.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of December 31, 2022
Corporate bonds	$38,850,214	$(1,014,674)	$9,410,692	$(843,562)	$48,260,906	$(1,858,236)
Total	$38,850,214	$(1,014,674)	$9,410,692	$(843,562)	$48,260,906	$(1,858,236)

As of March 31, 2022
Corporate bonds	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)
Total	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)

None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of December 31, 2022.

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	December 31, 2022	March 31, 2022
Raw materials	$1,340,276	$987,062
Work in process	4,153,063	3,355,838
Finished goods	965,888	745,735
Total inventories	$6,459,227	$5,088,635

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $7,133 for the third quarter of fiscal 2023, $8,799 for the third quarter of fiscal 2022, $54,218 for the first nine months of fiscal 2023, and $73,036 for the first nine months of fiscal 2022. We calculate the share-based compensation expense using the Black-Scholes standard option-pricing model.

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2022, federal and state estimated tax overpayments of $291,000 were included in prepaid assets.

We had no unrecognized tax benefits as of December 31, 2022, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2022 we had no accrued interest related to uncertain tax positions. The tax years 2018 through 2022 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Quarter Ended December 31, 2022	Nine Months Ended December 31, 2022
Operating lease cost	$4,419	$89,450
Variable lease cost	33,460	94,775
Total	$37,879	$184,225

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$43,578	130,735
Remaining lease term	39 months
Discount rate	3.5%

The following table presents the maturities of lease liabilities as of December 31, 2022:

As of December 31, 2022	Operating Leases
Fiscal 2023	44,433
Fiscal 2024	178,640
Fiscal 2025	182,271
Fiscal 2026	184,995
Total lease payments	590,339
Imputed lease interest	(31,765)
Total lease liabilities	$558,574

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. The remaining authorization was $3,598,519 as of December 31, 2022. We did not repurchase any of our Common Stock during the first nine months of fiscal 2023.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $21,484 for the third quarter of fiscal 2023, $21,579 for the third quarter of fiscal 2022, $73,661 for the first nine months of fiscal 2023, and $76,995 for the first nine months of fiscal 2022.

NOTE 12. SUBSEQUENT EVENTS

On January 25, 2023 we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 28, 2023 to shareholders of record as of the close of business January 30, 2023.

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

Further information regarding our risks and uncertainties are contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2022 as updated in Item 1A of this report.

General

NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2022. As of December 31, 2022 our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2022 compared to quarter ended December 31, 2021

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended December 31,		Quarter- to-Quarter
	2022	2021	Change
Revenue
Product sales	97.3%	94.1%	21.7%
Contract research and development	2.7%	5.9%	(46.2)%
Total revenue	100.0%	100.0%	17.7%
Cost of sales	20.0%	22.0%	6.7%
Gross profit	80.0%	78.0%	20.7%
Expenses
Research and development	9.5%	9.5%	17.5%
Selling, general, and administrative	5.4%	4.3%	48.2%
Total expenses	14.9%	13.8%	27.1%
Income from operations	65.1%	64.2%	19.4%
Interest income	5.5%	4.5%	43.0%
Income before taxes	70.6%	68.7%	20.9%
Provision for income taxes	13.4%	13.6%	16.2%
Net income	57.2%	55.1%	22.1%

Total revenue for the quarter ended December 31, 2022 (the third quarter of fiscal 2023) increased 18% compared to the quarter ended December 31, 2021 (the third quarter of fiscal 2022). The increase was due to a 22% increase in product sales, partially offset by a 46% decrease in contract research and development revenue. The increase in product sales was primarily due to increased purchases by existing customers and new customers. Sales increased in most of our markets and product lines. The decrease in contract research and development revenue was due to the completion of certain contracts.

Gross profit as a percentage of revenue increased to 80% for the third quarter of fiscal 2023 from 78% for the third quarter of fiscal 2022. The increase was primarily due to increased prices and economies of scale due to increased revenue, partially offset by increased costs.

Total expenses increased 27% for the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022 due to an 18% increase in research and development expense and a 48% increase in selling, general, and administrative expense. The increases in expenses were primarily due to increased employee compensation expenses and increased staffing.

Interest income for the third quarter of fiscal 2023 increased 43% due to an increase in our available-for-sale securities and an increase in their average interest rate.

The 22% increase in net income in the third quarter of fiscal 2023 compared to the prior-year quarter was primarily due to increased revenue and increased interest income, partially offset by increased expenses.

Nine months ended December 31, 2022 compared to nine months ended December 31, 2021

The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Nine Months Ended December 31	,	Period- to-Period
	2022	2021	Change
Revenue
Product sales	97.4%	96.2%	27.1%
Contract research and development	2.6%	3.8%	(12.9)%
Total revenue	100.0%	100.0%	25.6%
Cost of sales	21.7%	23.2%	17.8%
Gross profit	78.3%	76.8%	28.0%
Expenses
Research and development	7.7%	10.4%	(6.6)%
Selling, general, and administrative	4.8%	6.0%	(0.9)%
Total expenses	12.5%	16.4%	(4.5)%
Income from operations	65.8%	60.4%	36.8%
Interest income	4.1%	4.2%	19.8%
Income before taxes	69.9%	64.6%	35.7%
Provision for income taxes	13.1%	11.8%	37.6%
Net income	56.8%	52.8%	35.3%

Total revenue for the nine months ended December 31, 2022 (the first nine months of fiscal 2023) increased 26% compared to the nine months ended December 31, 2021 (the first nine months of fiscal 2022). The increase was due to a 27% increase in product sales, partially offset by a 13% decrease in contract research and development revenue. The increase in product sales was primarily due to increased purchases by existing customers and new customers. Sales increased in most of our markets and product lines. The decrease in contract research and development revenue was due to the completion of certain contracts.

Gross profit as a percentage of revenue increased to 78% for the first nine months of fiscal 2023 from 77% for the first nine months of fiscal 2022. The increase was primarily due to increased prices and economies of scale due to increased revenue, partially offset by increased costs.

Total expenses decreased 5% for the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 due to an 7% decrease in research and development expense and a 1% decrease in selling, general, and administrative expense. The decrease in research and development expense was primarily due to the reallocation of resources to revenue-generating activities.

Interest income for the first nine months of fiscal 2023 increased 20% due to an increase in our available-for-sale securities and an increase in their average interest rate.

The 35% increase in net income in the first nine months of fiscal 2023 compared to the prior-year period was primarily due to increased revenue and increased interest income.

Supply Chain Disruptions

Supply chain disruptions may have favorably affected product sales in the quarter and nine months ended December 31, 2022 since we believe the disruptions may have been less severe for us than for our competitors. We may be less susceptible to supply chain disruptions because we have our own wafer fabrication and product test operations. We believe supply chain disruptions had an unfavorable impact on our costs of sales.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $2,029,714 as of December 31, 2022 compared to $10,449,510 as of March 31, 2022. The $8,419,796 decrease in cash and cash equivalents during the first nine months of fiscal 2023 was due to $14,492,478 of cash used in financing activities for dividend payments and $8,676,229 of cash used by investing activities, partially offset by $14,748,911 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for the current and prior-year quarters. Net cash provided by operating activities was $14,748,911 for the first nine months of fiscal 2023 compared to $9,098,330 for the first nine months of fiscal 2022.

Accounts receivable decreased $2,607,555 during the first nine months of fiscal 2023 primarily due to the timing of customer payments.

Inventories increased $1,370,592 due primarily to our decision to increase inventories to support increased product sales and to mitigate longer supplier lead-times and supply-chain risks.

Investing Activities

Cash used by investing activities during the nine months ended December 31, 2022 consisted of $26,618,617 of marketable securities purchases and $907,612 of fixed asset purchases, partially offset by $18,750,000 in proceeds from maturities of marketable securities and the receipt of a $100,000 tenant improvement allowance. Purchases of fixed assets were primarily capital expenditures for additional production equipment to increase our manufacturing capacity.

Financing Activities

Cash used in financing activities during the nine months ended December 31, 2022 consisted of $14,492,478 of cash dividends paid to shareholders.

In addition to cash dividends to shareholders paid in third quarter of fiscal 2023, on January 25, 2023 we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,830,826 based on shares outstanding as of January 20, 2023, to be paid February 28, 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although there have been changes in personnel involved in our controls, processes, and procedures, our management concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended December 31, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, except the following risk factor is replaced in its entirety by the following to reflect an amendment to an agreement with Abbott Laboratories, which extends the Agreement term through December 31, 2023:

We may lose revenue if we are unable to renew customer agreements.

We have agreements with certain customers, including a Supplier Partnering Agreement, as amended, with Abbott Laboratories, which expires December 31, 2023. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms could have a significant adverse impact on our revenue or profitability.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits.

Exhibit #	Description
10	Amendment No. 9 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to the Form 8-K/A filed January 25, 2023).

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Joseph P. Schmitz pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

January 25, 2023	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 25, 2023	/s/ JOSEPH P. SCHMITZ
Date	Joseph P. Schmitz
Chief Financial Officer