Form 10-K
period 2023-03-31
NVE CORP /NEW/
filed 2023-05-03
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $169 million.

The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of April 28, 2023 was 4,830,826.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2023 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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

Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 542)
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements made in this Report or the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations of these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of NVE, you should be aware that our actual financial condition, operating results, and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to the economic environments in the industries we serve, uncertainties related to future sales and revenues, risks and uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

Couplers are widely used in factory automation, providing reliable digital communication between electronic subsystems in factories. For example, couplers are used to send high-speed data between robots and central controllers. As manufacturing automation expands, there is a need for higher-speed data and more channel density. Because of their unique properties, we believe our couplers transmit more data at higher speeds and over longer distances than conventional devices.

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

Our Strategy

Our vision is to become the leading developer of practical spintronics technology and devices. Our spintronic technology provides eyes, nerves, and brains for electronic systems, breathing life and intelligence into inanimate objects. Our unique products support global trends of efficient energy conversion and smart, low-power end nodes for the “Internet of Things.” To grow product sales, we plan to broaden our sensor and coupler product lines and enhance our product benefits in target markets.

Our Products and Markets

Sensor Products and Markets

Our sensor products detect the strength or gradient of magnetic fields and are often used to determine position or speed. GMR or TMR elements change electrical resistance depending on the magnetic field. In many of our devices, sensor elements are combined with foundry integrated circuitry or digital cores, and packaged in much the same way as conventional integrated circuits. Our sensors are small, highly sensitive to magnetic fields, precise, and reliable. We sell standard (“catalog”) sensors, and custom sensors designed to meet customers’ exact requirements.

Standard sensors

Our standard, or catalog sensors are generally used to detect the presence of a magnetic or metallic material to determine position, rotation, or speed. We believe our spintronic sensors are smaller, more precise, more reliable, and lower power than competing devices. Our major market for standard sensors is the Industrial Internet of Things (IIoT) for factory automation.

Custom and medical sensors

Our primary custom products are sensors for medical devices, which are customized to our customers’ requirements and manufactured under stringent medical device quality standards. Many are used to replace electromechanical magnetic switches. We believe our sensors have important advantages in medical devices compared to electromechanical switches, including no moving parts for inherent reliability, and being smaller, more sensitive, and more precise. Our sensors can be customized for size, range and sensitivity to magnetic fields, electrical resistance, and embedded software.

Coupler Products and Markets

Our spintronic couplers combine a GMR sensor element and an integrated microscopic coil. The coil creates a small magnetic field that is detected by the spintronic sensor, transmitting data almost instantly. Couplers are also known as “isolators” because they electrically isolate the coupled systems. Our major coupler markets are power conversion and the IIoT. Our couplers enable more efficient power conversion and interconnections to implement the IIoT for advanced factory automation.

DC-to-DC Convertor Products and Markets

Our isolated DC-to-DC convertors transfer energy between systems without direct electrical connections. These components are used in power conversion systems and industrial networks for the IIoT. We also make products that combine couplers and DC-to-DC convertors to transmit power as well as data.

MRAM Products and Markets

MRAM uses spintronics to store data. Unlike electrical charge, the spin of an electron is inherently permanent. We have invented several types of memory cells including inventions related to advanced MRAM designs and MRAM for tamper prevention or detection. Our MRAM strategy has been focused on low bit density for applications such as tamper prevention and detection.

Product Manufacturing

Our product manufacturing includes “front-end” wafer production and “back-end” product testing. Wafer production is a cleanroom area with specialized equipment to deposit, pattern, etch, and process spintronic materials. Most of our products are fabricated in our facility using either raw silicon wafers or foundry wafers. Foundry wafers contain conventional electronics that perform housekeeping functions such as voltage regulation and signal conditioning in our products.

Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility. We either saw wafers to be sold in die form, or send wafers to Asia for dicing and packaging. Other production operations include wafer-level inspection and testing. Packaged parts are returned to us to be tested, inventoried, and shipped.

Our facility has been certified under the ISO 9001:2015 quality management standard and is an Approved Place of Manufacture under ECS/CIG 021-024: 2014.

We believe having our own U.S. wafer production and test capabilities are an advantage over competitors that outsource such operations. We significantly increased our product testing capacity in the two most recent fiscal years in response to increased demand for our products.

Sales and Product Distribution

We rely on distributors who stock and resell our products in more than 75 countries. Distributors of our products include America II Electronics, Inc., Angst+Pfister Sensors and Power, Avnet companies, and Digi-Key Corporation. Our distributor agreements generally renew annually. In addition, we distribute versions of some of our products under private-brand partnerships with large integrated device manufacturers. These private-brand partnerships broaden our distribution and enhance our sales support, technical support, and product awareness.

New Product Status

In the past year, we began marketing a number of new and improved products, including:

•	additional ultraminiature isolated DC-to-DC convertor models;
•	an ultraminiature TMR magnetic sensor;
•	an ultrahigh-sensitivity TMR magnetic sensor; and
•	more products combining data couplers with isolated DC-to-DC convertors to transmit power as well as data.

Long-term product development programs in fiscal 2023 focused on even higher sensitivity TMR sensors and Magnetoresistive Random Access Memory (MRAM) for antitamper applications.

Our Competition
Industrial Sensor Competition

Several other companies either make or may have the capability to make GMR or TMR sensors. Also, several competitors make solid-state industrial magnetic sensors including silicon Hall-effect sensors and anisotropic magnetoresistive (AMR) sensors. We believe those types of sensors are not as sensitive or power-efficient as our GMR or TMR sensors.

Medical Sensor Competition

Our sensors for medical devices face competition from electromechanical magnetic sensors and other solid-state magnetic sensors. Electromechanical magnetic sensors such as reed and micro-electromechanical system (MEMS) switches have been in use for several decades. Because our sensors have no moving parts, we believe they are inherently more reliable than electromechanical magnetic sensors. We also believe our sensors are smaller than the smallest electromechanical magnetic sensors, more precise in their magnetic switch points, and more sensitive. Compared to other solid-state sensors, our medical sensors may have advantages in size, sensitivity to small magnetic fields, or electrical interface simplicity.

Coupler Competition

Competing coupler technologies include optical couplers, inductive couplers (transformers), capacitive couplers, and radio-frequency modulation couplers.

Our strategy is to compete based on product features rather than to compete solely on price. Our couplers are smaller and therefore require less circuit board space per channel than most competing couplers. Our other advantages over competing technologies may include smaller size, higher immunity to transients, and longer product life.

MRAM Competition

Several emerging technologies could compete with MRAM.

Sources and Availability of Raw Materials

Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. Our wafers sources are based around the world; most of our packaging services take place in Asia.

Intellectual Property
Patents

As of March 31, 2023, we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, a number of U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

We have patents on advanced MRAM designs that we believe are important, including patents that relate to magnetothermal MRAM, spin-momentum MRAM, and synthetic antiferromagnetic storage.

Some of our intellectual property has been developed with U.S. Government support. Under federal legislation, companies normally may retain the principal worldwide patent rights to any invention developed with U.S. Government support.

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

Government Regulations

We are subject to government regulations including, but not limited to, regulations related to environmental matters, tax matters, securities, conflict minerals, ethics and foreign corrupt practices, import and export controls, product safety and liability, workplace health and safety, labor and employment, and data privacy. We incur and expect to continue to incur costs and expenses to comply with these regulations and may incur penalties for any failure to do so.

Additionally, certain contracts require us to maintain facilities and personnel security clearances to protect classified information. Such clearances are subject to Government audits and investigations, and any deficiencies or illegal activities identified during the audits or investigations could result in the forfeiture or suspension of payments and civil or criminal penalties.

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

Human Capital Resources

We had 56 employees as of March 31, 2023, 51 of whom were full-time.

We have policies to prevent discrimination based on gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We also take affirmative action to employ and advance veterans in employment.

We offer employees excellent fringe benefits, including medical insurance coverage paid for mostly by the Company, dental insurance, Company-paid life and accidental death and dismemberment insurance, Company-paid long-term disability insurance, free wellness programs, Company-funded Health Savings Accounts, generous 401(k) matches, ample holidays and Paid Time Off, tuition reimbursement, and free coffee.

In the past fiscal year, we significantly increased average pay and fringe benefit expenditures to attract, retain, and motivate top-performing employees.

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

ITEM 1A. RISK FACTORS.

We caution readers that the following important factors, among others, could affect our financial condition, operating results, business prospects, or any other aspect of NVE, and could cause our actual results to differ materially from that projected or estimated by us in the forward-looking statements made by us or on our behalf. Although we have attempted to list below the important factors that do or may affect our financial condition, operating results, business prospects, or any other aspect of NVE, other factors may in the future prove to be more important. New factors emerge from time to time and it is not possible for us to predict all of such factors. Similarly, we cannot necessarily assess or quantify the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in forward-looking statements.

Risks Related to Our Business

We face a tight labor market, competition for employees, and wage inflation.

In the past two fiscal years, we have experienced increased competition for employees, increased employee turnover, and increased wage inflation. The labor market has been especially tight in Minnesota. We have significantly increased the wages we pay to remain competitive and attract new workers, especially production workers. Labor shortages could impact our revenue and profitability, and increases in labor cost could adversely affect our profit margins and results of operations.

The loss of supply from any of our key single-source wafer suppliers could substantially impact our ability to produce and deliver products and seriously harm our business and financial condition.

Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. In the past fiscal year, there were industry-wide semiconductor wafer shortages. We purchase some wafers from manufacturers in China, which have been subject to tariffs and could be subject to further tariffs or restrictions in the future. Wafer supply could be affected by acts of God such as floods, typhoons, cyclones, earthquakes, or pandemics, and risks related to extreme weather may be exacerbated by the effects of climate change. Wafer supply interruptions for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations, and may cause us to lose revenue.

The loss of supply of any critical chemicals or supplies could impact our ability to produce and deliver products and cause loss of revenue.

There are a number of critical chemicals and supplies that we require to make products. These include certain gases, photoresists, polymers, metals, and specialized alloys. We maintain inventory of critical chemicals and materials, but in many cases, we are dependent on single sources, and some of the materials could be subject to shortages or be discontinued by their suppliers at any time. The Russia-Ukraine crisis could cause or exacerbate shortages. Sanctions against Russia could affect supplies or prices of materials supplied by Russia, including materials we use such as aluminum, copper, helium, magnesium, manganese, nickel, palladium, platinum, and titanium. Materials supplied by Ukraine include neon, which may be used to produce some of our foundry wafers. Supply interruptions or shortages for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

The loss of supply from any of our packaging vendors could impact our ability to produce and deliver products and cause loss of revenue.

We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. Some of our products use processes or tooling unique to a particular packaging vendor, and it might be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business condition, or acts of God, including floods, typhoons, earthquakes, or pandemics. Lead times for packaging services increased during the COVID-19 pandemic and there have been shortages of raw materials our packaging vendors need for their processes. Government lockdown restrictions, labor shortages, raw-material shortages, and supply-chain disruptions have reduced our vendors’ capacity and increased their lead times. These conditions could continue, worsen, or recur. Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. We have alternate vendors or potential alternate vendors for the majority of our products, but it can be expensive, time-consuming, and technically challenging to convert to alternate vendors. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption. Supply delays, interruptions, or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We risk losing business to our competitors.

We have a number of competitors and potential competitors, many of whom have significantly greater financial, technical, and marketing resources than us. We believe that our competition is increasing as technology and markets mature. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and we may lose business to competitors or it may be necessary to significantly reduce our prices to acquire or retain business. These factors could cause a material adverse impact on our financial condition, revenue, gross profit margins, or income.

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

Changes in law and policy relating to Federal or state corporate taxes, changes in tax rates, or changes in our eligibility for tax credits could materially and adversely affect our financial condition, results of operations, and cash flows.

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

Our quality management system is certified to the ISO 9001 standard, and some of our products are also subject to independent certification and listings including by the VDE Institute and UL LLC. These certifications are subject to a number of rigorous conditions. Failure to achieve or maintain any of our certifications or listings could cause us to be disqualified by one or more of our customers and could have a material adverse impact on our business and revenue.

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

Foreign sales are a significant portion of our revenue and we rely on suppliers in China, India, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; acts of God, including floods, typhoons, cyclones, and earthquakes; public health crises including, but not limited to, difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements; changes in import/export regulations and tariffs; transportation delays; and other uncertainties relating to the administration of, or changes in, or new interpretation of, the laws, regulations, and policies of jurisdictions where we do business.

Public health crises could have an adverse effect on our operations and financial results.

The COVID-19 pandemic disrupted our supply chains and caused employee absences. Impacts of the COVID-19 pandemic or other public health crises could have a material adverse effect on our results of operations or our financial condition.

We are subject to risks associated with the availability of natural resources and energy.

We use significant resources such as electricity, natural gas, and water in our production processes. New or increased climate change regulation could increase our energy costs, for example as a result of carbon pricing impacts on natural gas or electrical utilities. Furthermore, environmental regulations or the impacts of climate change could curtail the availability of electricity we need for production or increase the number of incidents of power outages. Increased natural resource or energy costs, or decreased availability, could have adverse effects on our results of operations by increasing our costs and expenses or requiring us to change our production processes.

Our business could be negatively impacted by cybersecurity events or information technology disruptions.

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

As of March 31, 2023, we held $52,544,283 in short-term and long-term marketable securities, representing approximately 76% of our total assets. Business conditions, bond-market conditions, and interest rates increases beyond our control or ability to anticipate can cause credit-rating downgrades, increased default risk, or unrealized losses. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Any losses on our marketable securities could impact our financial condition, income, or cash flows, or our ability to pay dividends.

We may not be able to enforce our intellectual property rights.

We protect our proprietary technology and intellectual property by seeking patents, trademarks, and copyrights, and by maintaining trade secrets by entering into confidentiality agreements with employees, suppliers, customers, and prospective customers depending on the circumstances. We hold patents or are the licensee of others owning patented technology covering certain aspects of our products and technology. These patent rights may be challenged, rendered unenforceable, invalidated, or circumvented. Additionally, rights granted under the patents or under licensing agreements may not provide a competitive advantage to us. Efforts to enforce patent rights can involve substantial expense and may not be successful. Furthermore, others may independently develop similar, superior, or parallel technologies to any technology developed by us, or our technology may prove to infringe on patents or rights owned by others. Thus the patents held by or licensed to us may not afford us any meaningful competitive advantage. Also, our confidentiality agreements may not provide meaningful protection of our proprietary information. Our inability to maintain our proprietary rights could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Industry

We face an uncertain economic environment in the industries we serve, which could adversely affect our business.

We sell our products into the semiconductor market, which has been highly cyclical. We cannot predict the timing, strength, or duration of any economic slowdown, recession, semiconductor-industry slowdown or subsequent recovery. The economic environment could have a material adverse impact on our business and revenue.

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

From time to time our stock price has decreased sharply and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:

•	the announcement of new products or product enhancements by us or our competitors;
•	delays in our introduction of new products or technologies or market acceptance of these products or technologies;
•	loss of customers, decreases in customers’ purchases, or decreases in customers’ purchase prices;
•	changes in demand for our customers’ products;
•	quarterly variations in our financial results, revenue, or revenue growth rates;
•	speculation in the press or elsewhere about our business, potential revenue, or potential earnings;
•	general economic conditions or market conditions specific to industries we or our customers serve or may serve;
•	legal proceedings involving us, including intellectual property litigation or class action litigation;
•	changes in Federal or state corporate income tax rates, tax credits, or other changes in tax policies;
•	changes in tariffs, customs, duties, or other trade barriers in foreign jurisdictions where we purchase raw materials or sell our products; and
•	our stock repurchase and dividend policies and decisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344, and leased under an agreement expiring March 31, 2026. The space consists of 21,362 square feet of offices, laboratories, and production areas. We have expanded the facility’s production space in recent years are have limited options to further expand production in the current facility. We are exploring options for future expansion if necessary. We hold no investments in real estate.

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

Shareholders

We had approximately 54 shareholders of record as of April 12, 2023. There are also several thousand beneficial holders of our common stock in “street name,” whose shares of record are held by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2023 Annual Meeting of Shareholders and is incorporated by reference into Item 12 of this Report.

Stock Repurchase Program

We repurchased 1,000 shares in fiscal 2023 and 2,888 shares in fiscal 2022. The Stock Repurchase Program may be modified or discontinued at any time without notice, and our Board of Directors has resolved to forgo stock buybacks for five years if, under Government policies, such a voluntary agreement would result in preferential treatment for grants under the CHIPS and Science Act of 2022.

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

Investment Valuation

Our investments consist primarily of corporate obligations. We have generally invested excess cash in high-quality investment grade long-term marketable securities with less than five years to maturity. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.” If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized to net income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. We consider a number of factors in determining whether other-than-temporary impairment exists, including credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and could result in other-than-temporary decline in value, which could have an adverse impact on our results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition, and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $215,000 as of March 31, 2023 and March 31, 2022.

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

We had $572,038 of net deferred tax assets as of March 31, 2023, and $483,469 as of March 31, 2022. Net deferred tax assets included $71,734 in deferred tax assets for stock-based compensation deductions as of March 31, 2023 and $88,710 as of March 31, 2022.

Results of Operations

The following table summarizes the percentage of revenue and year-to-year changes for various items for the last two fiscal years:

	Percentage of Revenue		Year-
	Year Ended March 31,		to-Year
	2023	2022	Change
Revenue
Product sales	97.2%	95.9%	43.8%
Contract research and development	2.8%	4.1%	(5.6)%
Total revenue	100.0%	100.0%	41.7%
Cost of sales	21.1%	23.2%	28.7%
Gross profit	78.9%	76.8%	45.7%
Expenses
Research and development	6.8%	10.8%	(11.7)%
Selling, general, and administrative	5.1%	5.5%	33.6%
Total expenses	11.9%	16.3%	3.5%
Income from operations	67.0%	60.5%	57.0%
Interest income	3.8%	4.3%	23.7%
Income before taxes	70.8%	64.8%	54.8%
Provision for income taxes	11.5%	11.0%	47.0%
Net income	59.3%	53.8%	56.4%

Total revenue for fiscal 2023 increased 42% compared to fiscal 2022 due to a 44% increase in product sales, partially offset by a 6% decrease in contract research and development revenue. The increase in product sales was primarily due to increased purchases by existing customers, and sales increased in most of our markets and product lines. The decrease in contract research and development revenue was due to the completion of certain contracts.

Gross profit as a percentage of revenue increased to 79% for fiscal 2023 from 77% for fiscal 2022. The increase was primarily due to economies of scale from increased production and increased prices, partially offset by increased material and labor costs.

Total expenses increased 4% for fiscal 2023 compared to fiscal 2022 due primarily to a 34% increase in selling, general, and administrative expense, partially offset by a 12% decrease in research and development expense. The decrease in research and development expense was primarily due to the reallocation of resources to revenue-generating activities. The increase in selling, general, and administrative expense was primarily due to staffing changes and increased employee compensation.

Interest income for fiscal 2023 increased 24% due to an increase in our available-for-sale securities and an increase in the average interest rates on those securities.

Our effective tax rate for fiscal 2023 decreased to 16% of income before taxes from 17% for fiscal 2022. The decrease was due to $197,008 in investment tax credits under the CHIPS and Science Act of 2022. Such credits require qualifying investments, and eligibility criteria are subject to changes in Federal tax policies. Therefore, our effective tax rate in fiscal 2023 may not be indicative of the rate for future periods.

The 56% increase in net income in fiscal 2023 compared to the prior year was primarily due to increased product sales, increased gross profit margin, and increased interest income.

Liquidity and Capital Resources

Overview

Our liquidity and operating capital requirements are primarily for purchases of raw materials such as foundry wafers, purchases of packaging services, and the maintenance of work-in-process inventories. We maintain most of our marketable securities as long-term to maximize yield and fund future dividends.

Cash and cash equivalents were $1,669,896 as of March 31, 2023, compared to $10,449,510 as of March 31, 2022. The $8,779,614 decrease in cash and cash equivalents was due to $19,344,004 net cash used in financing activities and $8,527,108 net cash used by investing activities, partially offset by $19,091,498 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue as our primary source of working capital for fiscal 2023 and 2022. Net cash provided by operating activities was $19,091,498 for fiscal 2023 and $12,503,679 for fiscal 2022.

Accounts receivable increased $1,818,515 primarily due to increased product sales and the timing of sales to customers.

Inventory increased $1,328,375 primarily due to our decisions to increase inventories to support increased product sales and to mitigate supply-chain risks.

Investing Activities

Net cash used in investing activities in fiscal 2023 was due to marketable securities purchases of $28,441,317 and fixed assets purchases of $935,791, partially offset by marketable securities maturations of $20,750,000 and the receipt of a $100,000 tenant-improvement allowance.

The $935,791 of fixed asset purchases in fiscal 2023 was a significant increase from $484,579 in fiscal 2022. Purchases in fiscal 2023 and 2022 were primarily for capital equipment to increase our production throughput and capacity and were financed with cash provided by operating activities. Our capital expenditures can vary significantly from year to year depending on our needs and equipment purchasing opportunities.

Financing Activities

Net cash used in financing activities in fiscal 2023 was due to $19,323,304 in cash dividends to shareholders and $20,700 of common stock repurchases.

In addition to cash dividends to shareholders paid in fiscal 2023, on May 3, 2023, we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,830,826 based on shares outstanding as of April 28, 2023, to be paid May 31, 2023. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of supply-chain shortages, the impacts of cost inflation, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and accompanying notes are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

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

Changes in Internal Controls

During the year ended March 31, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The section titled “Delinquent Section 16(a) Reports” sets forth information regarding delinquent Section 16(a) reports required by Item 10, to be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders, the section titled “Proposal 1. Election of Board of Directors” sets forth certain information regarding our directors and executive officers required by Item 10, the section titled “Information About Our Executive Officers” sets forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” sets forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Director Compensation” to be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 5 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2023 and 2022” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in our Proxy Statement for our 2023 Annual Meeting of Shareholders is incorporated by reference into this section.

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

3.2	Bylaws of the company as amended by the Board of Directors effective May 6, 2020.
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Lease dated October 1, 1998 with Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease with Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease with Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Third amendment to lease with Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.5	Fourth amendment to lease with the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
10.6	Fifth amendment to lease with GRE – Bryant Lake, LLC (incorporated by reference to our Current Report on Form 8-K/A filed March 3, 2020).
10.7†	Employment Agreement with Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.8†	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001 by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.9	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.10+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.11+	Amendment No. 1 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed September 10, 2007).
10.12+	Amendment No. 2 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed December 18, 2009).
10.13+	Amendment No. 3 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed September 16, 2010).
10.14	Amendment No. 4 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.15	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to the Form 8-K filed February 10, 2016).
10.16	Amendment No. 5 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed April 21, 2016).
10.17	Amendment No. 6 to Abbott Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed December 21, 2020).
10.18	Amendment No. 7 to Abbott Supplier Partnering Agreement (incorporated by reference to the Annual Report on Form 10-K for the year ended March 31, 2021).
10.19*	Amendment No. 8 to Abbott Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed February 2, 2022).
10.20*	Amendment No. 9 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to the Form 8-K/A filed January 25, 2023).
10.21+	Supply Agreement by and with Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).
10.22*	First Amendment to Sonova Supply Agreement (incorporated by reference to the Form 8-K/A filed February 18, 2020).
23	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Joseph R. Schmitz pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Joseph R. Schmitz pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NVE CORPORATION (Registrant) /s/Daniel A. Baker by Daniel A. Baker President and Chief Executive Officer Date May 3, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 3, 2023
/s/Daniel A. Baker Daniel A. Baker	Director, President and Chief Executive Officer (Principal Executive Officer)	May 3, 2023
/s/ Joseph R. Schmitz Joseph R. Schmitz	Chief Financial Officer (Principal Financial Officer)	May 3, 2023
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 3, 2023
/s/Richard W. Kramp Richard W. Kramp	Director	May 3, 2023
/s/James W. Bracke James W. Bracke	Director	May 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NVE Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2023 and 2022, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Boulay PLLP

PCOAB ID: 542

We have served as the Company’s auditor since 2019.

Minneapolis, Minnesota
May 3, 2023

NVE CORPORATION

BALANCE SHEETS

	March 31, 2023	March 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,669,896	$10,449,510
Marketable securities, short-term	15,513,095	20,839,683
Accounts receivable, net of allowance for uncollectible accounts of $15,000	6,523,344	4,704,829
Inventories	6,417,010	5,088,635
Prepaid expenses and other assets	663,459	420,520
Total current assets	30,786,804	41,503,177
Fixed assets
Machinery and equipment	10,484,365	9,739,244
Leasehold improvements	1,956,309	1,810,872
	12,440,674	11,550,116
Less accumulated depreciation and amortization	11,095,236	10,943,731
Net fixed assets	1,345,438	606,385
Deferred tax assets	572,038	483,469
Marketable securities, long-term	36,125,047	24,314,211
Right-of-use asset – operating lease	425,843	560,250
Total assets	$69,255,170	$67,467,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$281,712	$943,535
Accrued payroll and other	1,375,250	1,356,689
Operating lease	175,798	156,121
Total current liabilities	1,832,760	2,456,345
Operating lease	342,908	446,018
Total liabilities	2,175,668	2,902,363

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,830,826 issued and outstanding as of March 31, 2023 and 2022	48,308	48,308
Additional paid-in capital	19,295,442	19,256,485
Accumulated other comprehensive income (loss)	(1,213,858)	(318,120)
Retained earnings	48,949,610	45,578,456
Total shareholders’ equity	67,079,502	64,565,129
Total liabilities and shareholders’ equity	$69,255,170	$67,467,492

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

	Year Ended March 31,
	2023	2022
Revenue
Product sales	$37,196,717	$25,867,649
Contract research and development	1,056,875	1,119,321
Total revenue	38,253,592	26,986,970
Cost of sales	8,062,311	6,263,090
Gross profit	30,191,281	20,723,880
Expenses
Research and development	2,583,994	2,925,874
Selling, general, and administrative	1,963,105	1,469,321
Total expenses	4,547,099	4,395,195
Income from operations	25,644,182	16,328,685
Interest income	1,448,655	1,171,128
Income before taxes	27,092,837	17,499,813
Provision for income taxes	4,398,379	2,992,312
Net income	$22,694,458	$14,507,501
Net income per share – basic	$4.70	$3.00
Net income per share – diluted	$4.70	$3.00
Cash dividends declared per common share	$4.00	$4.00
Weighted average shares outstanding
Basic	4,830,826	4,833,661
Diluted	4,832,096	4,835,639

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2023	2022
Net income	$22,694,458	$14,507,501
Unrealized gain (loss) from marketable securities, net of tax	(895,738)	(1,419,239)
Comprehensive income	$21,798,720	$13,088,262

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehen- sive Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance as of March 31, 2021	4,833,232	$48,332	$19,338,127	$1,101,119	$50,404,364	$70,891,942
Repurchase of common stock	(2,888)	(29)	(163,492)			(163,521)
Exercise of stock options, net of shares withheld for exercise price	482	5	(5)			-
Comprehensive income:
Unrealized gain on marketable securities, net of tax				(1,419,239)		(1,419,239)
Net income					14,507,501	14,507,501
Total comprehensive income						13,088,262
Stock-based compensation			81,855			81,855
Cash dividends declared ($4.00 per share of common stock)					(19,333,409)	(19,333,409)
Balance as of March 31, 2022	4,830,826	48,308	19,256,485	(318,120)	45,578,456	64,565,129
Repurchase of common stock	(264)	(3)	(20,697)			(20,700)
Exercise of stock options, net of shares withheld for exercise price	264	3	(3)			-
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(895,738)		(895,738)
Net income					22,694,458	22,694,458
Total comprehensive income						21,798,720
Stock-based compensation			59,657			59,657
Cash dividends declared ($4.00 per share of common stock)					(19,323,304)	(19,323,304)
Balance as of March 31, 2023	4,830,826	48,308	$19,295,442	$(1,213,858)	$48,949,610	$67,079,502

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$22,694,458	$14,507,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,606	424,981
Stock-based compensation	59,657	81,855
Deferred income taxes	161,894	24,457
Changes in operating assets and liabilities:
Accounts receivable	(1,818,515)	(2,740,548)
Inventories	(1,328,375)	(1,187,858)
Prepaid expenses and other assets	(208,532)	99,724
Accounts payable and accrued expenses	(726,695)	1,293,567
Net cash provided by operating activities	19,091,498	12,503,679

INVESTING ACTIVITIES
Purchases of fixed assets	(935,791)	(484,579)
Purchases of marketable securities	(28,441,317)	-
Proceeds from maturities of marketable securities	20,750,000	7,500,000
Receipt of tenant improvement allowance	100,000	-
Net cash (used in) provided by investing activities	(8,527,108)	7,015,421

FINANCING ACTIVITIES
Repurchase of common stock	(20,700)	(163,521)
Payment of dividends to shareholders	(19,323,304)	(19,333,409)
Net cash used in financing activities	(19,344,004)	(19,496,930)

(Decrease) increase in cash and cash equivalents	(8,779,614)	22,170
Cash and cash equivalents at beginning of year	10,449,510	10,427,340

Cash and cash equivalents at end of year	$1,669,896	$10,449,510

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$4,501,656	$2,520,000

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

Cash and cash equivalents have been maintained in financial institutions we believe have high credit quality, however, these accounts are generally in excess of federally insured amounts.

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

Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products. Industry shortages and supply-chain disruptions in the past several years have increased the risks of supply interruptions.

Accounts Receivable and Allowance for Doubtful Accounts

We grant credit to customers in the normal course of business and at times may require customers to prepay for an order prior to shipment. Accounts receivable are recorded net of an allowance for doubtful accounts. We make estimates of the uncollectibility of accounts receivable. We specifically analyze accounts receivable, historical bad debts, and customer creditworthiness when evaluating the adequacy of the allowance. We had no charges or provisions to our allowance for doubtful accounts in fiscal 2023 or 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. We record inventory reserves when we determine certain inventory is unlikely to be sold based on sales trends, turnover, competition, and other market factors.

Product Warranty

In general, we warranty our products to be free from defects in material and workmanship for one year.

Fixed Assets

Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the lease term or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We did not identify any indicators of impairment during fiscal 2023 or 2022. Depreciation expense related to fixed assets was $196,738 for fiscal 2023 and $214,877 for fiscal 2022.

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

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of March 31, 2023 or March 31, 2022.

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

Net Income Per Share

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each year. Net income per diluted share amounts assume exercise of all stock options. The following table shows the components of diluted shares:

	Year Ended March 31,
	2023	2022
Weighted average common shares outstanding – basic	4,830,826	4,833,661
Dilutive effect of stock options	1,270	1,978
Shares used in computing net income per share – diluted	4,832,096	4,835,639

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

New Accounting Standard Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments; which modifies the measurement of expected credit losses of certain financial instruments. In accordance with ASU 2019-10 and ASU 2020-02, ASU 2016-13 is effective for certain Smaller Reporting Companies for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, which will be fiscal 2024 for us. We do not expect the adoption of ASU 2016-13 to have a material impact on our financial statements.

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

The fair value of our available-for-sale securities as of March 31, 2023 by maturity were as follows:

Total	<1 Year	1–3 Years	3–7 Years
$52,544,283	$16,419,236	$21,694,499	$14,430,548

Total available-for-sale securities represented approximately 76% of our total assets. Marketable securities as of March 31, 2023 had remaining maturities between 12 days and 73 months.

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

The following table shows the estimated fair value of assets that were accounted for at fair value on a recurring basis:

	As of March 31, 2023			As of March 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$906,141	$-	$906,141	$6,756,993	$-	$6,756,993
Corporate bonds	-	51,638,142	51,638,142	-	45,153,894	45,153,894
Total	$906,141	$51,638,142	$52,544,283	$6,756,993	$45,153,894	$51,910,887

Our available-for-sale securities as of March 31, 2023 and 2022, aggregated into classes of securities, were as follows:

	As of March 31, 2023				As of March 31, 2022
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$906,141	$-	$-	$906,141	$6,756,993	$-	$-	$6,756,993
Corporate bonds	53,191,981	1,007	(1,554,846)	51,638,142	45,561,114	230,085	(637,305)	45,153,894
Total	$54,098,122	$1,007	$(1,554,846)	$52,544,283	$52,318,107	$230,085	$(637,305)	$51,910,887

The following table shows the gross unrealized holding losses and fair value of our available-for-sale securities with unrealized holding losses, aggregated by class of securities and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2023 and 2022.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of March 31, 2023
Corporate bonds	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)
Total	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)

As of March 31, 2022
Corporate bonds	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)
Total	$6,306,750	$(23,727)	$9,738,338	$(613,578)	$16,045,088	$(637,305)

We did not consider any of our available-for-sale securities to be impaired as of March 31, 2023. None of the securities were impaired at acquisition, and subsequent declines in fair value are not attributed to declines in credit quality. When evaluating for impairment we assess indicators that include, but are not limited to, earnings performance, changes in underlying credit ratings, market conditions, bona fide offers to purchase or sell, and ability to hold until maturity. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not consider any of our marketable securities to be impaired as of March 31, 2023.

NOTE 4. INVENTORIES

Inventories are shown in the following table:

	March 31,
	2023	2022
Raw materials	$1,601,962	$987,062
Work in process	3,781,894	3,355,838
Finished goods	1,033,154	745,735
Total inventories	$6,417,010	$5,088,635

NOTE 5. STOCK-BASED COMPENSATION

Stock Option Plan

Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting over a five-year period. The options have exercisable lives ranging from one year to ten years from the date of grant, and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $59,657 in fiscal 2023 and $81,855 in fiscal 2022.

Valuation assumptions

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:

	Year Ended March 31,
	2023	2022
Risk-free interest rate	0.9% – 3.0%	0.7% – 0.9%
Expected volatility	35% – 39%	35% – 36%
Expected life (years)	4.6%	4.6
Dividend yield	5.0% – 5.5%	5.0% – 5.4%

The determination of the fair value of the awards on the date of grant using the Black-Scholes-Merton model is affected by our stock price as well as assumptions of other variables, including projected stock option exercise behaviors, risk-free interest rate, and expected volatility of our stock price in future periods. Our estimates and assumptions affect the amounts reported in the financial statements and accompanying notes.

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

Dividend yield

We assumed a 5.0% to 5.5% dividend yield for fiscal 2023 and 5.0% to 5.4% for fiscal 2022 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation

Stock-based compensation reduced deferred tax assets by $16,976 for fiscal 2023 and increased deferred tax assets by $13,521 for fiscal 2022.

General stock option information

The following table summarizes the activity for all stock options outstanding for the years ended March 31:

	2023		2022
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	29,000	$69.52	30,500	$68.28
Granted	6,500	50.35	6,500	74.22
Exercised	(1,000)	57.46	(5,000))	61.36
Terminated	-	-	(3,000)	80.75
At March 31,	34,500	$66.26	29,000	$69.52

Options exercisable at March 31,	32,000	$63.60	24,000	$64.32

Weighted average grant date fair value of options granted during the year	$9.06	$13.04

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2023:

Options Outstanding				Options Exercisable
	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options Outstanding

34,500	5.67	$66.26	$562,415	32,000	$63.60	$562,415

The remaining weighted-average exercisable life was 5.9 years as of March 31, 2023 and 5.0 years as of March 31, 2022. 32,000 outstanding options were exercisable as of March 31, 2023 and 24,000 outstanding options were exercisable as of March 31, 2022. The total intrinsic value of options outstanding March 31, 2023, based on our closing stock price for that day, was $562,415, all of which was exercisable. The total fair value of option grants was $58,900 in fiscal 2023. There was $2,173 of unrecognized stock-based compensation as of March 31, 2023 related to nonvested options, which we expect to recognize in the first quarter of fiscal 2024.

NOTE 6. INCOME TAXES

Income tax provisions for fiscal 2023 and 2022 consisted of the following:

	Year Ended March 31,
	2023	2022
Current taxes
Federal	$4,039,848	$2,863,915
State	195,939	140,822
Deferred taxes
Federal	156,053	(11,926)
State	6,539	(499)
Income tax provision	$4,398,379	$2,992,312

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2023 and 2022 is as follows:

	Year Ended March 31,
	2023	2022
Tax expense at U.S. Statutory rate	$5,689,294	$3,674,961
State income taxes, net of Federal benefit	180,091	136,144
Research & development and manufacturing tax credits	(255,713)	(42,688)
Foreign-derived intangible income deduction	(1,265,055)	(662,467)
Other	49,762	(113,638)
Income tax provision	$4,398,379	$2,992,312

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2023 and 2022 were as follows:

	March 31,
	2023	2022
Paid time off accrual	$52,525	$63,055
Inventory reserve	47,042	47,042
Depreciation and amortization	(167,551)	88,690
Stock-based compensation deductions	71,734	88,710
Unrealized gain on marketable securities	339,980	89,102
UNICAP 263A inventory	204,424	103,588
Other	23,884	3,282
Deferred tax assets	$572,038	$483,469

We had no unrecognized tax benefits as of March 31, 2023, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2023 we had no accrued interest related to uncertain tax positions. Income taxes payable were $161,092 as of March 31, 2023 and $432,506 as of March 31, 2022. The tax years 2019 through 2021 remain open to examination by the major taxing jurisdictions to which we are subject.

Unrealize losses on our available-for-sale securities and their tax effects are as follows:

	Year Ended March 31,
	2023	2022
Unrealized loss from available-for-sale securities	$(1,146,618)	$(1,816,742)
Tax effects	250,880	397,503
Unrealized loss from available-for-sale securities, net of tax	(895,738)	(1,419,239)

NOTE 7. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring March 31, 2026. Our lease does not provide an implicit rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Year Ended March 31,
	2023	2022
Operating lease cost	$151,014	$170,062

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$75,168	$174,313
Remaining lease term (years)	3	4
Discount rate	3.5%	3.5%

The following table presents the maturities of lease liabilities as of March 31, 2023:

Year Ending March 31,	Operating Leases
2024	178,640
2025	182,271
2026	184,995
Total lease payments	545,906
Imputed lease interest	(27,200)
Total lease liabilities	$518,706

NOTE 8. CONCENTRATIONS

The following table summarizes customers comprising 10% or more of revenue for the two most recent fiscal years:

	% of Revenue for Year Ended March 31
	2023	2022
Customer A	22%	25%
Customer B	-	11%

These customers accounted for 19% of our accounts receivable as of March 31, 2023 and 40% as of March 31, 2022. We believe the receivable balances from these customers do not represent a significant credit risk based on past collection experience.

NOTE 9. STOCK REPURCHASE PROGRAM

On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, tax considerations, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. Our Board of Directors has resolved to forgo stock buybacks for five years if, under Government policies, such a voluntary agreement would result in preferential treatment for grants under the CHIPS and Science Act of 2022.

We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We repurchased 1,000 shares of our Common Stock in fiscal 2023 and 2,888 shares in fiscal 2022. The remaining authorization was $3,520,369 as of March 31, 2023.

NOTE 10. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 21. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ before-tax salary deferral contributions. Our matching contributions were $98,029 for fiscal 2023 and $101,735 for fiscal 2022.

NOTE 11. SUBSEQUENT EVENTS

On May 3, 2023 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 31, 2023 to shareholders of record as of the close of business May 15, 2023.

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