Form 10-Q
period 2023-06-30
NVE CORP /NEW/
filed 2023-07-19
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2023

or

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

Common Stock, $0.01 Par Value – 4,833,401 shares outstanding as of July 14, 2023

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) June 30, 2023	March 31, 2023*
ASSETS
Current assets
Cash and cash equivalents	$1,439,933	$1,669,896
Marketable securities, short-term (amortized cost of $12,300,315 as of June 30, 2023, and $15,696,135 as of March 31, 2023)	12,173,737	15,513,095
Accounts receivable, net of allowance for credit losses of $227,440 as of June 30, 2023, and $15,000 as of March 31, 2023	5,397,032	6,523,344
Inventories	6,292,162	6,417,010
Prepaid expenses and other assets	707,175	663,459
Total current assets	26,010,039	30,786,804
Fixed assets
Machinery and equipment	10,488,496	10,484,365
Leasehold improvements	1,956,309	1,956,309
	12,444,805	12,440,674
Less accumulated depreciation and amortization	11,172,258	11,095,236
Net fixed assets	1,272,547	1,345,438
Deferred tax assets	724,773	572,038
Marketable securities, long-term (amortized cost of $41,447,065 as of June 30, 2023, and $37,495,846 as of March 31, 2023)	39,719,369	36,125,047
Right-of-use asset – operating lease	392,370	425,843
Total assets	$68,119,098	$69,255,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$159,155	$281,712
Accrued payroll and other	935,621	1,375,250
Operating lease	176,688	175,798
Total current liabilities	1,271,464	1,832,760
Operating lease	301,866	342,908
Total liabilities	1,573,330	2,175,668

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,401 issued and outstanding as of June 30, 2023, and 4,830,826 as of March 31, 2023	48,334	48,308
Additional paid-in capital	19,423,479	19,295,442
Accumulated other comprehensive loss	(1,448,559)	(1,213,858)
Retained earnings	48,522,514	48,949,610
Total shareholders’ equity	66,545,768	67,079,502
Total liabilities and shareholders’ equity	$68,119,098	$69,255,170

*The March 31, 2023 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,
	2023	2022
Revenue
Product sales	$8,700,092	$7,072,961
Contract research and development	131,322	263,446
Total revenue	8,831,414	7,336,407
Cost of sales	2,079,623	1,651,847
Gross profit	6,751,791	5,684,560
Expenses
Research and development	695,992	601,918
Selling, general, and administrative	475,115	371,320
Credit loss expense	212,440	-
Total expenses	1,383,547	973,238
Income from operations	5,368,244	4,711,322
Interest income	436,526	283,059
Income before taxes	5,804,770	4,994,381
Provision for income taxes	1,401,040	854,265
Net income	$4,403,730	$4,140,116
Net income per share – basic	$0.91	$0.86
Net income per share – diluted	$0.91	$0.86
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,832,166	4,830,826
Diluted	4,840,571	4,830,871

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,
	2023	2022
Net income	$4,403,730	$4,140,116
Unrealized loss from marketable securities, net of tax	(234,701)	(338,553)
Comprehensive income	$4,169,029	$3,801,563

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2023	4,830,826	$48,308	$19,295,442	$(1,213,858)	$48,949,610	$67,079,502
Exercise of stock options	2,575	26	117,501			117,527
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(234,701)		(234,701)
Net income					4,403,730	4,403,730
Total comprehensive income						4,169,029
Stock-based compensation			10,536			10,536
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of June 30, 2023	4,833,401	$48,334	$19,423,479	$(1,448,559)	$48,522,514	$66,545,768

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2022	4,830,826	$48,308	$19,256,485	$(318,120)	$45,578,456	$64,565,129
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(338,553)		(338,553)
Net income					4,140,116	4,140,116
Total comprehensive income						3,801,563
Stock-based compensation			7,134			7,134
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of June 30, 2022	4,830,826	$48,308	$19,263,619	$(656,673)	$44,887,746	$63,543,000

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$4,403,730	$4,140,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,457	87,621
Provision for current estimate of credit losses	212,440	-
Stock-based compensation	10,536	7,134
Deferred income taxes	(87,000)	1
Changes in operating assets and liabilities:
Accounts receivable	913,872	1,191,613
Inventories	124,848	(455,402)
Prepaid expenses and other assets	(10,243)	(268,772)
Accounts payable and accrued expenses	(602,338)	(1,371,168)
Net cash provided by operating activities	5,025,302	3,331,143

INVESTING ACTIVITIES
Purchases of fixed assets	(4,131)	(24,500)
Purchases of marketable securities	(3,937,835)	(4,976,063)
Proceeds from maturities of marketable securities	3,400,000	9,250,000
Receipt of tenant improvement allowance	-	100,000
Net cash (used) provided by investing activities	(541,966)	4,349,437

FINANCING ACTIVITIES
Proceeds from exercise of stock options	117,527	-
Payment of dividends to shareholders	(4,830,826)	(4,830,826)
Cash used in financing activities	(4,713,299)	(4,830,826)
(Decrease) increase in cash and cash equivalents	(229,963)	2,849,754

Cash and cash equivalents at beginning of period	1,669,896	10,449,510

Cash and cash equivalents at end of period	$1,439,933	$13,299,264

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,195,542	$1,275,629

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The results of operations for the quarter ended June 30, 2023, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2024.

Significant accounting policies

A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2023. As of June 30, 2023, there were no changes to our significant accounting policies except for changes resulting from the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (ASC Topic 326) as described in the “Marketable securities and credit losses” section below and in Note 3.

Marketable securities and credit losses

Our marketable securities consist of corporate bonds and money market funds. Marketable are initially recognized at cost. Marketable securities considered to be “purchased financial assets with credit deterioration” are initially recognized at cost, less any allowance for expected credit losses. Unrealized holding gains and losses are reported in other comprehensive income, net of applicable taxes, until realized. All marketable securities are carried on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a three-level fair value hierarchy in estimating and reporting fair values of our marketable securities:

Level 1 – Securities whose fair values are determined using quoted prices in active markets for identical securities.

Level 2 – Securities whose fair values are determined using quoted prices for similar securities in active markets or quoted prices for identical securities in markets that are not active.

Level 3 – Securities whose fair values are determined using unobservable inputs.

Corporate bonds with remaining maturities of less than one year are classified as short-term and those with remaining maturities of one year or more are classified as long-term. We consider all highly liquid investments with maturities of three months or less when purchased, including money market funds, to be cash equivalents.

We measure credit losses on our marketable securities at the individual security level, using the present value of expected cash flows method. Credit losses are measured as the amount by which the amortized cost basis of the security exceeds the present value of expected cash flows (discounted at the effective interest rate implicit in the security at the date of acquisition), limited by the amount by which the fair value of the security is less than its amortized cost basis. When estimating expected cash flows, we consider available information relating to past events, current conditions, and reasonable and supportable forecasts such as, past incidences of default, credit quality as reported by credit rating agencies, extent of impairment, length of time the security has been in a continuous unrealized loss position, and adverse conditions forecasted by industry, financial and economic experts that are relevant to the collectability of expected cash flows. We do not include accrued interest receivables in amortized cost and in fair value when measuring expected credit losses. We will write off uncollectible accrued interest receivable to net income in a timely manner, by reversing interest income, and therefore do not measure credit losses for accrued interest receivable. Timely manner means one year from the date the accrued interest receivable becomes past due. Accrued interest receivables are included in the balance sheet in “prepaid expenses and other assets.”

Accounts Receivable and Allowance for Credit Losses

We grant credit to customers in the normal course of business and at times require customers to pay for orders before shipment. Accounts receivable are presented on the balance sheet net of any allowance for credit losses. We measure credit losses on our trade accounts receivable on a pool basis, and in some cases, on an individual basis, using the loss-rate method. Accounts receivable are pooled based on geographical locations because we believe accounts originating from the same geographical location share risk characteristics. When estimating expected credit losses on our trade accounts receivable, we consider available information relating to past events, current conditions, and reasonable and supportable forecasts such as, historical loss rate, current age of and the remaining term of the receivable relative to our current days sales outstanding (“DSO”) ratio, and pending orders of the customer relative to accounts receivable balance as of the reporting date.

NOTE 3. RECENTLY ADOPTED ACCOUNTING STANDARD

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments; which modifies the measurement of expected credit losses of certain financial instruments. We adopted ASU
No. 2016-13 beginning with the quarter ended June 30, 2023.

The adoption resulted in disclosure changes and required us to consider the likelihood of default and to measure our allowance for credit losses over the contractual term of our receivables. The adoption did not have a material impact on the financial statements as of April 1, 2023. Under these requirements, we increased our allowance for credit losses by $212,440 on our balance sheet as of June 30, 2023, and recorded a corresponding credit loss expense in our income statement for the quarter ended June 30, 2023, which decreased net income by the same amount. This reduced our net income per share by $0.04 for the quarter ended June 30, 2023. The adoption had no net impact on cash flows.

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended June 30,
	2023	2022
Weighted average common shares outstanding – basic	4,832,166	4,830,826
Dilutive effect of stock options	8,405	45
Shares used in computing net income per share – diluted	4,840,571	4,830,871

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of June 30, 2023:

	Total	<1 Year	1–3 Years	3–6 Years
Money market funds	$1,294,300	$1,294,300	$-	$-
Corporate bonds	51,893,106	12,173,737	27,318,977	12,400,392
Total	$53,187,406	$13,468,037	$27,318,977	$12,400,392

Total marketable securities represent approximately 78% of our total assets as of June 30, 2023. Marketable securities as of June 30, 2023, had remaining maturities between three weeks and 70 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included on the balance sheets in “Marketable securities, short term” and “Marketable securities, long term.” Accrued interest receivables were $418,336 as of June 30, 2023, and $425,372 as of March 31, 2023, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of June 30, 2023, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$2,564,149
AA	6,626,736
AA-	20,804,539
A+	7,893,562
A	9,387,766
A-	5,910,654
Total	$53,187,406

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of June 30, 2023			As of March 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$1,294,300	$-	$1,294,300	$906,141	$-	$906,141
Corporate bonds	-	51,893,106	51,893,106	-	51,638,142	51,638,142
Total	$1,294,300	$51,893,106	$53,187,406	$906,141	$51,638,142	$52,544,283

The following table shows the amortized cost, fair value and gross unrealized holding gains and losses of our marketable securities as of June 30 and March 31, 2023:

	As of June 30, 2023				As of March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$1,294,300	$-	$-	$1,294,300	$906,141	$-	$-	$906,141
Corporate bonds	53,747,380	1	(1,854,275)	51,893,106	53,191,981	1,007	(1,554,846)	51,638,142
Total	$55,041,680	$1	$(1,854,275)	$53,187,406	$54,098,122	$1,007	$(1,554,846)	$52,544,283

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities for which an allowance for credit losses has not been recorded, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2023.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of June 30, 2023
Corporate bonds	$36,594,686	$(934,611)	$15,298,420	$(919,664)	$51,893,106	$(1,854,275)
Total	$36,594,686	$(934,611)	$15,298,420	$(919,664)	$51,893,106	$(1,854,275)

As of March 31, 2023
Corporate bonds	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)
Total	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)

None of the securities were impaired at acquisition, and subsequent declines in fair value are attributable to interest rate increases. We do not intend to sell, and it is not more likely than not that we will be required to sell, these securities before recovery of their amortized cost basis. The issuers continue to make timely interest payments on these securities. Because we believe it is more likely than not we will recover the cost basis of our investments, we did not record any impairment attributable to credit losses.

None of the marketable securities purchased during the period had experienced more-than-insignificant deterioration in credit quality since its origination and were therefore not considered “Purchased Financial Assets with Credit Deterioration.”

Unrealized losses on our marketable securities and their tax effects are as follows:

	Quarter Ended June 30,
	2023	2022
Unrealized loss from marketable securities	$(300,437)	$(433,376)
Tax effects	65,736	94,823
Unrealized loss from marketable securities, net of tax	$(234,701)	$(338,553)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES ON ACCOUNTS RECEIVABLES

The following table shows a roll forward of the allowance for credit losses on our accounts receivable:

Allowance for credit losses as of March 31, 2023	$15,000
Change in provision for current expected credit losses	212,440
Allowance for credit losses as of June 30, 2023	$227,440

NOTE 7. INVENTORIES

Inventories are shown in the following table:

	June 30, 2023	March 31, 2023
Raw materials	$1,741,172	$1,601,962
Work in process	2,914,014	3,781,894
Finished goods	1,636,976	1,033,154
Total inventories	$6,292,162	$6,417,010

NOTE 8. STOCK-BASED COMPENSATION

Stock-based compensation expense was $10,536 for the first quarter of fiscal 2024 and $7,134 for the first quarter of fiscal 2023. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2023, federal and state estimated tax liabilities of $453,591 were included in the balance sheet in “Accrued payroll and other.”

We had no unrecognized tax benefits as of June 30, 2023, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2023, we had no accrued interest related to uncertain tax positions. The tax years 2019 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 10. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring March 31, 2026. Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

Quarter Ended June 30, 2023
Operating lease cost	$37,754

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$44,433
Remaining lease term	33 months
Discount rate	3.5%

The following table shows the maturities of lease liabilities as of June 30, 2023:

Year Ending March 31,	Operating Lease Liabilities
2024	$134,207
2025	182,271
2026	184,995
Total lease payments	501,473
Imputed lease interest	(22,919)
Total lease liabilities	$478,554

NOTE 11. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of June 30, 2023. We did not repurchase any of our Common Stock during the first quarter of fiscal 2024.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $27,078 for the first quarter of fiscal 2024 and $28,426 for the first quarter of fiscal 2023.

NOTE 13. SUBSEQUENT EVENTS

On July 19, 2023, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 31, 2023, to shareholders of record as of the close of business July 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

Some of the statements made in this Report or in the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the reform act. Forward-looking statements may be identified by the use of terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations on these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of NVE, you should be aware that our actual financial condition, operating results, and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, our dependence on critical suppliers and packaging vendors, uncertainties related to the economic environments in the industries we serve, uncertainties related to future sales and revenues, risks of credit losses, risks and uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or in the documents incorporated by reference in this Report.

Further information regarding our risks and uncertainties is contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2023, as updated in Item 1A of this report.

General

NVE Corporation referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2023. As of June 30, 2023, our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2023, compared to quarter ended June 30, 2022

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended June 30,		Quarter- to-Quarter
	2023	2022	Change
Revenue
Product sales	98.5%	96.4%	23.0%
Contract research and development	1.5%	3.6%	(50.2)%
Total revenue	100.0%	100.0%	20.4%
Cost of sales	23.5%	22.5%	25.9%
Gross profit	76.5%	77.5%	18.8%
Expenses
Research and development	7.9%	8.2%	15.6%
Selling, general, and administrative	5.4%	5.1%	28.0%
Credit loss expense	2.4%	-%	-%
Total expenses	15.7%	13.3%	42.2%
Income from operations	60.8%	64.2%	13.9%
Interest income	4.9%	3.9%	54.2%
Income before taxes	65.7%	68.1%	16.2%
Provision for income taxes	15.8%	11.7%	64.0%
Net income	49.9%	56.4%	6.4%

Total revenue for the quarter ended June 30, 2023 (the first quarter of fiscal 2024) increased 20% compared to the quarter ended June 30, 2022 (the first quarter of fiscal 2023). The increase was due to a 23% increase in product sales, partially offset by a 50% decrease in contract research and development revenue. The increase in product sales was due to increased purchases by existing and new customers. Product sales increased in most of our markets and product lines. The decrease in contract research and development revenue was due to the completion of certain contracts.

Total expenses increased 42% for the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023 due to a 16% increase in research and development expense, a 28% increase in selling, general, and administrative expense, and a $212,440 credit loss expense for the most recent quarter. The increases in research and development and selling, general, and administrative expenses were primarily due to increased staffing and increased employee compensation expenses. The credit loss expense was due to an increase in our allowance for credit losses under ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements, which we adopted beginning with the quarter ended June 30, 2023 (see Note 3 to the financial statements).

Interest income for the first quarter of fiscal 2024 increased 54% due to higher yields on securities purchased after June 30, 2022.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, increased to 24% for the first quarter of fiscal 2024 compared to 17% for the first quarter of fiscal 2023. The increase was due to changes in the timing and availability of tax credits.

The 6% increase in net income in the first quarter of fiscal 2024 compared to the prior-year quarter was primarily due to increased revenue and increased interest income, partially offset by increased expenses and a higher effective tax rate.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $1,439,933 as of June 30, 2023, compared to $1,669,896 as of March 31, 2023. The $229,963 decrease in cash and cash equivalents during the first quarter of fiscal 2024 was due to $4,713,299 of cash used in financing activities and $541,966 of cash used by investing activities, partially offset by $5,025,302 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for the current and prior-year quarters. Net cash provided by operating activities was $5,025,302 for the first quarter of fiscal 2024 compared to $3,331,143 for the first quarter of fiscal 2023.

Accounts receivable decreased $1,126,312 during the first quarter of fiscal 2024 primarily due to the timing of customer payments and an increase in our allowance for credit losses due to the adoption of ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (see Note 3).

Investing Activities

Cash used by investing activities during the quarter ended June 30, 2023, consisted of $3,937,835 of marketable securities purchases and $4,131 of fixed asset purchases, partially offset by $3,400,000 in proceeds from maturities of marketable securities. Purchases of fixed assets can vary from quarter to quarter depending on our needs and equipment purchasing opportunities. Such purchases could increase significantly in future quarters.

Financing Activities

Cash used in financing activities during the quarter ended June 30, 2023, consisted of $4,830,826 of cash dividends paid to shareholders, partially offset by $117,527 in proceeds from the exercise of stock options.

In addition to cash dividends to shareholders paid in the first quarter of fiscal 2024, on July 19, 2023, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,401 based on shares outstanding as of July 14, 2023, to be paid August 31, 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Although there have been changes in personnel involved in our controls, processes, and procedures, our management concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended June 30, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, except the following risk factor is added to “Risks Related to Our Business”:

We face risk of credit losses

ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements requires us to measure our allowance for credit losses based on the expected credit losses over the life of our receivables, rather than the historical loss experience. We may need to increase our allowance for credit losses when we believe that the expected credit losses on our receivables have increased. Factors that could affect credit losses include late payments or defaults on our receivables and changes in the economic environment that adversely affect our customers’ ability to make payments. Any increases in our allowance for credit losses would have a negative impact on our financial results, including reducing our net income and net income per share.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits.

Exhibit #	Description
10	Second Amendment Sonova Supply Agreement (incorporated by reference to the Form 8-K/A filed July 19, 2023).

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

July 19, 2023	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 19, 2023	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer