Form 10-Q
period 2023-09-30
NVE CORP /NEW/
filed 2023-10-18
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2023

or

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

Common Stock, $0.01 Par Value – 4,833,401 shares outstanding as of October 13, 2023

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) September 30, 2023	March 31, 2023*
ASSETS
Current assets
Cash and cash equivalents	$6,953,448	$1,669,896
Marketable securities, short-term (amortized cost of $7,302,714 as of September 30, 2023, and $15,696,135 as of March 31, 2023)	7,224,056	15,513,095
Accounts receivable, net of allowance for credit losses of $15,000	2,915,762	6,523,344
Inventories	6,967,766	6,417,010
Prepaid expenses and other assets	1,064,853	663,459
Total current assets	25,125,885	30,786,804
Fixed assets
Machinery and equipment	10,501,096	10,484,365
Leasehold improvements	1,956,309	1,956,309
	12,457,405	12,440,674
Less accumulated depreciation and amortization	11,250,170	11,095,236
Net fixed assets	1,207,235	1,345,438
Deferred tax assets	1,395,430	572,038
Marketable securities, long-term (amortized cost of $41,467,512 as of September 30, 2023, and $37,495,846 as of March 31, 2023)	39,623,299	36,125,047
Right-of-use asset – operating lease	358,590	425,843
Total assets	$67,710,439	$69,255,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$244,236	$281,712
Accrued payroll and other	539,452	1,375,250
Operating lease	177,585	175,798
Total current liabilities	961,273	1,832,760
Operating lease	260,509	342,908
Total liabilities	1,221,782	2,175,668

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,401 issued and outstanding as of September 30, 2023, and 4,830,826 as of March 31, 2023	48,334	48,308
Additional paid-in capital	19,529,791	19,295,442
Accumulated other comprehensive loss	(1,502,147)	(1,213,858)
Retained earnings	48,412,679	48,949,610
Total shareholders’ equity	66,488,657	67,079,502
Total liabilities and shareholders’ equity	$67,710,439	$69,255,170

*	The March 31, 2023 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30,
	2023	2022
Revenue
Product sales	$7,117,122	$10,514,539
Contract research and development	16,154	203,285
Total revenue	7,133,276	10,717,824
Cost of sales	1,599,866	2,402,781
Gross profit	5,533,410	8,315,043
Expenses
Research and development	683,208	669,978
Selling, general, and administrative	433,785	435,625
Provision for credit losses	(202,926)	—
Total expenses	914,067	1,105,603
Income from operations	4,619,343	7,209,440
Interest income	512,092	351,375
Income before taxes	5,131,435	7,560,815
Provision for income taxes	407,869	1,470,442
Net income	$4,723,566	$6,090,373
Net income per share – basic	$0.98	$1.26
Net income per share – diluted	$0.98	$1.26
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,833,401	4,830,826
Diluted	4,840,770	4,830,956

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30,
	2023	2022
Net income	$4,723,566	$6,090,373
Unrealized loss from marketable securities, net of tax	(53,588)	(1,127,362)
Comprehensive income	$4,669,978	$4,963,011

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended September 30,
	2023	2022
Revenue
Product sales	$15,817,214	$17,587,500
Contract research and development	147,476	466,731
Total revenue	15,964,690	18,054,231
Cost of sales	3,679,489	4,054,628
Gross profit	12,285,201	13,999,603
Expenses
Research and development	1,379,200	1,271,896
Selling, general, and administrative	908,900	806,946
Provision for credit losses	9,514	—
Total expenses	2,297,614	2,078,842
Income from operations	9,987,587	11,920,761
Interest income	948,618	634,436
Income before taxes	10,936,205	12,555,197
Provision for income taxes	1,808,909	2,324,707
Net income	$9,127,296	$10,230,490
Net income per share – basic	$1.89	$2.12
Net income per share – diluted	$1.89	$2.12
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,832,786	4,830,826
Diluted	4,840,688	4,830,927

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended September 30,
	2023	2022
Net income	$9,127,296	$10,230,490
Unrealized loss from marketable securities, net of tax	(288,289)	(1,465,915)
Comprehensive income	$8,839,007	$8,764,575

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2023	4,830,826	$48,308	$19,295,442	$(1,213,858)	$48,949,610	$67,079,502
Exercise of stock options	2,575	26	117,501			117,527
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(234,701)		(234,701)
Net income					4,403,730	4,403,730
Total comprehensive income						4,169,029
Stock-based compensation			10,536			10,536
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of June 30, 2023	4,833,401	$48,334	$19,423,479	$(1,448,559)	$48,522,514	$66,545,768
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(53,588)		(53,588)
Net income					4,723,566	4,723,566
Total comprehensive income						4,669,978
Stock-based compensation			106,312			106,312
Cash dividends declared ($1.00 per share of common stock)					(4,833,401)	(4,833,401)
Balance as of September 30, 2023	4,833,401	$48,334	$19,529,791	$(1,502,147)	$48,412,679	$66,488,657

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$9,127,296	$10,230,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,524	158,851
Provision for current estimate of credit losses	9,514	—
Stock-based compensation	116,848	47,085
Deferred income taxes	(742,649)	—
Changes in operating assets and liabilities:
Accounts receivable	3,598,068	(1,155,585)
Inventories	(550,756)	(706,214)
Prepaid expenses and other assets	(334,141)	(114,213)
Accounts payable and accrued expenses	(953,886)	890,824
Net cash provided by operating activities	10,384,818	9,351,238

INVESTING ACTIVITIES
Purchases of fixed assets	(16,731)	(24,500)
Purchases of marketable securities	(3,937,835)	(25,381,057)
Proceeds from maturities of marketable securities	8,400,000	18,750,000
Receipt of tenant improvement allowance	—	100,000
Net cash provided (used) by investing activities	4,445,434	(6,555,557)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	117,527	—
Payment of dividends to shareholders	(9,664,227)	(9,661,652)
Cash used in financing activities	(9,546,700)	(9,661,652)
Increase (decrease) in cash and cash equivalents	5,283,552	(6,865,971)

Cash and cash equivalents at beginning of period	1,669,896	10,449,510

Cash and cash equivalents at end of period	$6,953,448	$3,583,539

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,120,830	$1,281,629

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The results of operations for the quarter ended September 30, 2023, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2024.

Significant accounting policies

A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2023. As of September 30, 2023, there were no changes to our significant accounting policies except for changes resulting from the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (ASC Topic 326) as described in the “Marketable securities and credit losses” section below and in Note 3.

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

Accounts Receivable and Allowance for Credit Losses

We grant credit to customers in the normal course of business and at times require customers to pay for orders before shipment. Accounts receivable are presented on the balance sheet net of any allowance for credit losses. We measure credit losses on our trade accounts receivable on a pool basis, and in some cases, on an individual basis, using the loss-rate method. Accounts receivable are pooled based on geographical locations because we believe accounts originating from the same geographical location share risk characteristics. When estimating expected credit losses on our trade accounts receivable, we consider available information relating to past events, current conditions, and reasonable and supportable forecasts such as historical loss rate, current age and remaining term of the receivable relative to our current days sales outstanding (“DSO”) ratio, pending orders of the customer relative to accounts receivable balance as of the reporting date and amounts paid by the customers subsequent to the reporting period end but before the financial statements are issued.

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

The adoption resulted in disclosure changes and required us to consider the likelihood of default and to measure our allowance for credit losses over the contractual term of our receivables. The adoption did not have a material impact on the financial statements as of September 30 or April 1, 2023.

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended September 30,
	2023	2022
Weighted average common shares outstanding – basic	4,833,401	4,830,826
Dilutive effect of stock options	7,369	130
Shares used in computing net income per share – diluted	4,840,770	4,830,956

	Six Months Ended September 30,
	2023	2022
Weighted average common shares outstanding – basic	4,832,786	4,830,826
Dilutive effect of stock options	7,902	101
Shares used in computing net income per share – diluted	4,840,688	4,830,927

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of September 30, 2023:

	Total	<1 Year	1–3 Years	3–6 Years
Money market funds	$6,853,047	$6,853,047	$—	$—
Corporate bonds	46,847,355	7,224,056	27,387,122	12,236,177
Total	$53,700,402	$14,077,103	$27,387,122	$12,236,177

Total marketable securities represent approximately 79% of our total assets as of September 30, 2023. Marketable securities as of September 30, 2023, had remaining maturities between one and 67 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included on the balance sheets in “Marketable securities, short term” and “Marketable securities, long term.” Accrued interest receivables were $436,932 as of September 30, 2023, and $425,372 as of March 31, 2023, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of September 30, 2023, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$8,134,255
AA	6,622,847
AA-	20,699,684
A+	2,833,709
A	9,467,058
A-	5,942,849
Total	$53,700,402

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of September 30, 2023			As of March 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$6,853,047	$—	$6,853,047	$906,141	$—	$906,141
Corporate bonds	—	46,847,355	46,847,355	—	51,638,142	51,638,142
Total	$6,853,047	$46,847,355	$53,700,402	$906,141	$51,638,142	$52,544,283

The following table shows the amortized cost, fair value, and gross unrealized holding gains and losses of our marketable securities as of September 30 and March 31, 2023:

	As of September 30, 2023				As of March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$6,853,047	$—	$—	$6,853,047	$906,141	$—	$—	$906,141
Corporate bonds	48,770,226	1	(1,922,872)	46,847,355	53,191,981	1,007	(1,554,846)	51,638,142
Total	$55,623,273	$1	$(1,922,872)	$53,700,402	$54,098,122	$1,007	$(1,554,846)	$52,544,283

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities for which an allowance for credit losses has not been recorded, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2023.

 Gross unrealized holding losses and estimated fair value of marketable securities for which an allowance for credit losses has not been recorded

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of September 30, 2023
Corporate bonds	$6,998,824	$(86,868)	$39,848,531	$(1,836,004)	$46,847,355	$(1,922,872)
Total	$6,998,824	$(86,868)	$39,848,531	$(1,836,004)	$46,847,355	$(1,922,872)

As of March 31, 2023
Corporate bonds	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)
Total	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)

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

Unrealized losses on our marketable securities and their tax effects are as follows:

	Quarter Ended September 30,
	2023	2022
Unrealized loss from marketable securities	$(68,597)	$(252,894)
Tax effects	15,009	55,333
Unrealized loss from marketable securities, net of tax	$(53,588)	$(197,561)

	Six Months Ended September 30,
	2023	2022
Unrealized loss from marketable securities	$(369,034)	$(1,876,491)
Tax effects	80,745	410,576
Unrealized loss from marketable securities, net of tax	$(288,289)	$(1,465,915)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES ON ACCOUNTS RECEIVABLES

The following table shows a roll forward of the allowance for credit losses on our accounts receivable:

Allowance for credit losses as of March 31, 2023	$15,000
Provision for credit losses recorded in the quarter ended June 30, 2023	212,440
Change in provision for credit losses in the quarter ended September 30, 2023	(202,926)
Specific accounts deemed uncollectible	(9,514)
Allowance for credit losses as of September 30, 2023	$15,000

NOTE 7. INVENTORIES

Inventories are shown in the following table:

	September 30, 2023	March 31, 2023
Raw materials	$2,066,047	$1,601,962
Work in process	3,104,015	3,781,894
Finished goods	1,797,704	1,033,154
Total inventories	$6,967,766	$6,417,010

NOTE 8. STOCK-BASED COMPENSATION

Stock-based compensation expense was $106,312 for the second quarter of fiscal 2024, $39,951 for the second quarter of fiscal 2023, $116,848 for the first six months of fiscal 2024, and $47,085 for the first six months of fiscal 2023. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2023, federal and state estimated tax overpayments of $408,184 were included in the balance sheet in “Prepaid expenses and other assets.”

We had no unrecognized tax benefits as of September 30, 2023, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2023, we had no accrued interest related to uncertain tax positions. The tax years 2019 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 10. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring March 31, 2026. Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Quarter Ended Sept. 30, 2023	Six Months Ended Sept. 30, 2023
Operating lease cost	$37,754	$75,507

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$44,433	$88,866
Remaining lease term	30 months
Discount rate	3.5%

The following table shows the maturities of lease liabilities as of September 30, 2023:

Year Ending March 31,	Operating Lease Liabilities
2024	$89,774
2025	182,271
2026	184,995
Total lease payments	457,040
Imputed lease interest	(18,946)
Total lease liabilities	$438,094

NOTE 11. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of September 30, 2023. We did not repurchase any of our Common Stock during fiscal 2024.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $24,406 for the second quarter of fiscal 2024, $23,751 for the second quarter of fiscal 2023, $51,483 for the first six months of fiscal 2024, and $52,177 for the first six months of fiscal 2023.

NOTE 13. SUBSEQUENT EVENTS

On October 18, 2023, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 30, 2023, to shareholders of record as of the close of business October 30, 2023.

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

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2023. As of September 30, 2023, our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2023, compared to quarter ended September 30, 2022

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended September 30,		Quarter- to-Quarter
	2023	2022	Change
Revenue
Product sales	99.8%	98.1%	(32.3)%
Contract research and development	0.2%	1.9%	(92.1)%
Total revenue	100.0%	100.0%	(33.4)%
Cost of sales	22.4%	22.4%	(33.4)%
Gross profit	77.6%	77.6%	(33.5)%
Expenses
Research and development	9.6%	6.2%	2.0%
Selling, general, and administrative	6.0%	4.1%	(0.4)%
Provision for credit losses	(2.8)%	—%	—%
Total expenses	12.8%	10.3%	(17.3)%
Income from operations	64.8%	67.3%	(35.9)%
Interest income	7.2%	3.2%	45.7%
Income before taxes	72.0%	70.5%	(32.1)%
Provision for income taxes	5.8%	13.7%	(72.3)%
Net income	66.2%	56.8%	(22.4)%

Total revenue for the quarter ended September 30, 2023 (the second quarter of fiscal 2024) decreased 33% compared to the quarter ended September 30, 2022 (the second quarter of fiscal 2023). The decrease was due to a 32% decrease in product sales and a 92% decrease in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers, particularly in the defense industry, and a semiconductor industry downturn. The decrease in contract research and development revenue was due to the completion of most contracts.

Total expenses decreased 17% for the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023 primarily due to a $202,926 credit loss provision reversal, partially offset by a 2% increase in research and development expense. The change in the provision for credit losses was due to a reassessment of our allowance for credit losses based on payments and debtor customer information as of September 30, 2023.

Interest income for the second quarter of fiscal 2024 increased 46% due to higher yields on securities purchased after September 30, 2022.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, decreased to 8% for the second quarter of fiscal 2024 compared to 19% for the second quarter of fiscal 2023. The decrease was due to the impact of the $202,926 credit loss provision reversal and changes in the amounts and timing of tax deductions and credits. Our effective tax rate can vary from quarter to quarter. Our effective tax rate in subsequent quarters will likely be higher than the effective tax rate in the quarter ended September 30, 2023.

The 22% decrease in net income for the second quarter of fiscal 2024 compared to the prior-year quarter was primarily due to decreased revenue, partially offset by decreased expenses, increased interest income, and a lower effective tax rate.

Six months ended September 30, 2023, compared to six months ended September 30, 2022

The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Six Months Ended Sept. 30,		Period- to-Period
	2023	2022	Change
Revenue
Product sales	99.1%	97.4%	(10.1)%
Contract research and development	0.9%	2.6%	(68.4)%
Total revenue	100.0%	100.0%	(11.6)%
Cost of sales	23.0%	22.5%	(9.3)%
Gross profit	77.0%	77.5%	(12.2)%
Expenses
Research and development	8.6%	7.0%	8.4%
Selling, general, and administrative	5.7%	4.5%	12.6%
Provision for credit losses	0.1%	—%	—%
Total expenses	14.4%	11.5%	10.5%
Income from operations	62.6%	66.0%	(16.2)%
Interest income	5.9%	3.5%	49.5%
Income before taxes	68.5%	69.5%	(12.9)%
Provision for income taxes	11.3%	12.8%	(22.2)%
Net income	57.2%	56.7%	(10.8)%

Total revenue for the six months ended September 30, 2023, decreased 12% compared to the six months ended September 30, 2022. The decrease was due to a 10% decrease in product sales and a 68% decrease in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers, particularly in the defense industry, and a semiconductor industry downturn. The decrease in contract research and development revenue was due to the completion of most contracts.

Total expenses increased 11% for the first six months of fiscal 2024 compared to the first six months of fiscal 2023 due to an 8% increase in research and development expense and a 13% increase in selling, general, and administrative expense. The increases in research and development and selling, general, and administrative expenses were primarily due to increased staffing and increased employee compensation expenses.

Interest income for the first six months of fiscal 2024 increased 50% due to higher yields on securities purchased after September 30, 2022.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, decreased to 17% for the first six months of fiscal 2024 from 19% for the first six months of fiscal 2023. The decrease was due to changes in the amount and timing of tax deductions and tax credits.

The 11% decrease in net income for the first six months of fiscal 2024 compared to the prior-year period was primarily due to decreased revenue and increased expenses, partially offset by increased interest income and a lower effective tax rate.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $6,953,448 as of September 30, 2023, compared to $1,669,896 as of March 31, 2023. The $5,283,552 increase in cash and cash equivalents during the first six months of fiscal 2024 was due to $10,384,818 of cash provided by operating activities and $4,445,434 of cash provided by investing activities, partially offset by $9,546,700 of cash used in financing activities.

Operating Activities

Net cash provided by operating activities related to product sales was our primary source of working capital for the current and prior-year quarters. Net cash provided by operating activities was $10,384,818 for the first six months of fiscal 2024 compared to $9,351,238 for the first six months of fiscal 2023.

Accounts receivable decreased $3,598,068 during the first six months of fiscal 2024 due to the timing of customer payments and decreased revenue.

Inventories increased $550,756 during the first six months of fiscal 2024 primarily due to our decision to increase inventories to mitigate longer vendor lead times and to support growth.

Accounts payable and accrued expenses decreased $953,886 during the first six months of fiscal 2024 primarily due to decreases in income tax payable, long-term operating lease, and a decrease in accruals for performance-based compensation.

Investing Activities

Cash provided by investing activities during the first six months of fiscal 2024 consisted of $8,400,000 in proceeds from maturities of marketable securities, partially offset by $16,731 of fixed assets purchases and $3,937,835 of marketable securities purchases. Purchases of fixed assets can vary from period to period depending on our needs and equipment purchasing opportunities. Such purchases could increase significantly in future periods.

Financing Activities

Cash used in financing activities during the six months ended September 30, 2023, consisted of $9,664,227 of cash dividends paid to shareholders, partially offset by $117,527 in proceeds from the exercise of stock options.

In addition to cash dividends to shareholders paid in the second quarter of fiscal 2024, on October 18, 2023, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,401, to be paid November 30, 2023, to shareholders of record as of the close of business October 30, 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended September 30, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

NVE CORPORATION
(Registrant)

October 18, 2023	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 18, 2023	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer