Form 10-Q
period 2023-12-31
NVE CORP /NEW/
filed 2024-01-17
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2023

or

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

Common Stock, $0.01 Par Value – 4,833,401 shares outstanding as of December 31, 2023

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) Dec. 31, 2023	March 31, 2023*
ASSETS
Current assets
Cash and cash equivalents	$4,684,910	$1,669,896
Marketable securities, short-term (amortized cost of $14,556,450 as of December 31, 2023, and $15,696,135 as of March 31, 2023)	14,335,619	15,513,095
Accounts receivable, net of allowance for credit losses of $15,000	2,245,728	6,523,344
Inventories	7,349,811	6,417,010
Prepaid expenses and other assets	597,305	663,459
Total current assets	29,213,373	30,786,804
Fixed assets
Machinery and equipment	10,501,096	10,484,365
Leasehold improvements	1,956,309	1,956,309
	12,457,405	12,440,674
Less accumulated depreciation and amortization	11,326,985	11,095,236
Net fixed assets	1,130,420	1,345,438
Deferred tax assets	1,290,284	572,038
Marketable securities, long-term (amortized cost of $36,414,391 as of December 31, 2023, and $37,495,846 as of March 31, 2023)	35,670,914	36,125,047
Right-of-use asset – operating lease	324,451	425,843
Total assets	$67,629,442	$69,255,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$170,701	$281,712
Accrued payroll and other	460,414	1,375,250
Operating lease	178,490	175,798
Total current liabilities	809,605	1,832,760
Operating lease	218,785	342,908
Total liabilities	1,028,390	2,175,668

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,401 issued and outstanding as of December 31, 2023, and 4,830,826 as of March 31, 2023	48,334	48,308
Additional paid-in capital	19,542,335	19,295,442
Accumulated other comprehensive loss	(753,317)	(1,213,858)
Retained earnings	47,763,700	48,949,610
Total shareholders’ equity	66,601,052	67,079,502
Total liabilities and shareholders’ equity	$67,629,442	$69,255,170

*The March 31, 2023 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended December 31,
	2023	2022
Revenue
Product sales	$6,366,009	$7,200,385
Contract research and development	390,251	201,293
Total revenue	6,756,260	7,401,678
Cost of sales	1,355,067	1,478,372
Gross profit	5,401,193	5,923,306
Expenses
Research and development	540,895	700,609
Selling, general, and administrative	389,311	403,449
Total expenses	930,206	1,104,058
Income from operations	4,470,987	4,819,248
Interest income	491,671	406,092
Income before taxes	4,962,658	5,225,340
Provision for income taxes	778,236	994,016
Net income	$4,184,422	$4,231,324
Net income per share – basic	$0.87	$0.88
Net income per share – diluted	$0.87	$0.88
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,833,401	4,830,826
Diluted	4,837,230	4,832,368

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended December 31,
	2023	2022
Net income	$4,184,422	$4,231,324
Unrealized gain on marketable securities, net of tax	748,830	332,673
Comprehensive income	$4,933,252	$4,563,997

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Revenue
Product sales	$22,183,223	$24,787,885
Contract research and development	537,727	668,024
Total revenue	22,720,950	25,455,909
Cost of sales	5,034,556	5,533,000
Gross profit	17,686,394	19,922,909
Expenses
Research and development	1,920,095	1,972,505
Selling, general, and administrative	1,298,211	1,210,395
Provision for credit losses	9,514	-
Total expenses	3,227,820	3,182,900
Income from operations	14,458,574	16,740,009
Interest income	1,440,289	1,040,528
Income before taxes	15,898,863	17,780,537
Provision for income taxes	2,587,145	3,318,723
Net income	$13,311,718	$14,461,814
Net income per share – basic	$2.75	$2.99
Net income per share – diluted	$2.75	$2.99
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,832,992	4,830,826
Diluted	4,839,725	4,831,168

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Net income	$13,311,718	$14,461,814
Unrealized gain (loss) on marketable securities, net of tax	460,541	(1,133,242)
Comprehensive income	$13,772,259	$13,328,572

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2023	4,830,826	$48,308	$19,295,442	$(1,213,858)	$48,949,610	$67,079,502
Exercise of stock options	2,575	26	117,501			117,527
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(234,701)		(234,701)
Net income					4,403,730	4,403,730
Total comprehensive income						4,169,029
Stock-based compensation			10,536			10,536
Cash dividends declared ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of June 30, 2023	4,833,401	$48,334	$19,423,479	$(1,448,559)	$48,522,514	$66,545,768
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(53,588)		(53,588)
Net income					4,723,566	4,723,566
Total comprehensive income						4,669,978
Stock-based compensation			106,312			106,312
Cash dividends declared ($1.00 per share of common stock)					(4,833,401)	(4,833,401)
Balance as of September 30, 2023	4,833,401	$48,334	$19,529,791	$(1,502,147)	$48,412,679	$66,488,657
Comprehensive income:
Unrealized gain on marketable securities, net of tax				748,830		748,830
Net income					4,184,422	4,184,422
Total comprehensive income						4,933,252
Stock-based compensation			12,544			12,544
Cash dividends declared ($1.00 per share of common stock)					(4,833,401)	(4,833,401)
Balance as of December 31, 2023	4,833,401	$48,334	$19,542,335	$(753,317)	$47,763,700	$66,601,052

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$13,311,718	$14,461,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,073	187,781
Provision for current estimate of credit losses	9,514	-
Stock-based compensation	129,392	54,218
Deferred income taxes	(847,235)	(61,972)
Changes in operating assets and liabilities:
Accounts receivable	4,268,102	2,607,555
Inventories	(932,801)	(1,370,592)
Prepaid expenses and other assets	167,546	(502,423)
Accounts payable and accrued expenses	(1,147,278)	(627,470)
Net cash provided by operating activities	15,115,031	14,748,911

INVESTING ACTIVITIES
Purchases of fixed assets	(16,731)	(907,612)
Purchases of marketable securities	(6,103,185)	(26,618,617)
Proceeds from maturities of marketable securities	8,400,000	18,750,000
Receipt of tenant improvement allowance	-	100,000
Net cash provided (used) by investing activities	2,280,084	(8,676,229))

FINANCING ACTIVITIES
Proceeds from exercise of stock options	117,527	-
Payment of dividends to shareholders	(14,497,628)	(14,492,478)
Cash used in financing activities	(14,380,101)	(14,492,478)
Increase (decrease) in cash and cash equivalents	3,015,014	(8,419,796)

Cash and cash equivalents at beginning of period	1,669,896	10,449,510

Cash and cash equivalents at end of period	$4,684,910	$2,029,714

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$3,685,861	$4,130,278

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and it is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and the notes included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2023. The results of operations for the quarter ended December 31, 2023, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2024.

Significant accounting policies

A description of our significant accounting policies is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the year ended March 31, 2023. As of December 31, 2023, there were no changes to our significant accounting policies except for changes resulting from the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (ASC Topic 326) as described in the “Marketable securities and credit losses” section below and in Note 3.

Marketable securities and credit losses

Our marketable securities consist of corporate bonds and money market funds. Marketable securities are initially recognized at cost. Marketable securities considered to be “purchased financial assets with credit deterioration” are initially recognized at cost, less any allowance for expected credit losses. Unrealized holding gains and losses are reported in other comprehensive income, net of applicable taxes, until realized. All marketable securities are carried on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a three-level fair value hierarchy in estimating and reporting fair values of our marketable securities:

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

Accounts Receivable and Allowance for Credit Losses

We grant credit to customers in the normal course of business and at times require customers to pay for orders before shipment. Accounts receivable are presented on the balance sheet net of any allowance for credit losses. We measure credit losses on our trade accounts receivable on a pool basis, and in some cases, on an individual basis, using the loss-rate method. Accounts receivable are pooled based on geographical locations because we believe accounts originating from the same geographical location share risk characteristics. When estimating expected credit losses on our trade accounts receivable, we consider available information relating to past events, current conditions, and reasonable and supportable forecasts such as historical loss rate, current age and remaining term of the receivable relative to our current days sales outstanding ratio, pending orders of the customer relative to accounts receivable balance as of the reporting date and amounts paid by the customers subsequent to the reporting period end but before the financial statements are issued.

NOTE 3. RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standard

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments; which modifies the measurement of expected credit losses of certain financial instruments. We adopted ASU
No. 2016-13 beginning with the quarter ended June 30, 2023. The adoption resulted in disclosure changes and required us to consider the likelihood of default and to measure our allowance for credit losses over the contractual term of our receivables. The adoption did not have a material impact on the financial statements as of December 31 or April 1, 2023.

New Accounting Standard Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2026 for us. We expect the adoption to result in disclosure changes only.

We do not expect the adoption of other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date to have a material impact on our financial statements when they are adopted.

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended December 31,
	2023	2022
Weighted average common shares outstanding – basic	4,833,401	4,830,826
Dilutive effect of stock options	3,829	1,542
Shares used in computing net income per share – diluted	4,837,230	4,832,368

	Nine Months Ended December 31,
	2023	2022
Weighted average common shares outstanding – basic	4,832,992	4,830,826
Dilutive effect of stock options	6,733	342
Shares used in computing net income per share – diluted	4,839,725	4,831,168

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of December 31, 2023:

	Total	<1 Year	1–3 Years	3–6 Years
Money market funds	$4,259,340	$4,259,340	$-	$-
Corporate bonds	50,006,533	14,335,619	27,222,387	8,448,527
Total	$54,265,873	$18,594,959	$27,222,387	$8,448,527

Total marketable securities represent approximately 80% of our total assets as of December 31, 2023. Marketable securities as of December 31, 2023, had remaining maturities between one day and 64 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included on the balance sheets in “Marketable securities, short term” and “Marketable securities, long term.” Accrued interest receivables were $366,452 as of December 31, 2023, and $425,372 as of March 31, 2023, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of December 31, 2023, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$5,559,340
AA+	2,179,443
AA	6,745,419
AA-	21,194,039
A+	2,954,497
A	9,650,572
A-	5,982,563
Total	$54,265,873

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of December 31, 2023			As of March 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$4,259,340	$-	$4,259,340	$906,141	$-	$906,141
Corporate bonds	-	50,006,533	50,006,533	-	51,638,142	51,638,142
Total	$4,259,340	$50,006,533	$54,265,873	$906,141	$51,638,142	$52,544,283

The following table shows the amortized cost, fair value, and gross unrealized holding gains and losses of our marketable securities as of December 31 and March 31, 2023:

	As of December 31, 2023				As of March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$4,259,340	$-	$-	$4,259,340	$906,141	$-	$-	$906,141
Corporate bonds	50,970,841	7,965	(972,273)	50,006,533	53,191,981	1,007	(1,554,846)	51,638,142
Total	$55,230,181	$7,965	$(972,273)	$54,265,873	$54,098,122	$1,007	$(1,554,846)	$52,544,283

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities for which an allowance for credit losses has not been recorded, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2023.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of December 31, 2023
Corporate bonds	$1,848,307	$(17,747)	$40,715,403	$(954,526)	$42,563,710	$(972,273)
Total	$1,848,307	$(17,747)	$40,715,403	$(954,526)	$42,563,710	$(972,273)

As of March 31, 2023
Corporate bonds	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)
Total	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)

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

Unrealized losses on our marketable securities and their tax effects are as follows:

	Quarter Ended December 31,
	2023	2022
Unrealized gain from marketable securities	$958,564	$425,849
Tax effects	(209,734)	(93,176)
Unrealized gain on marketable securities, net of tax	$748,830	$332,673

	Nine Months Ended December 31,
	2023	2022
Unrealized loss from marketable securities	$589,530	$(1,450,643)
Tax effects	(128,989)	317,401
Unrealized gain (loss) on marketable securities, net of tax	$460,541	$(1,133,242)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES ON ACCOUNTS RECEIVABLES

The following table shows a roll forward of the allowance for credit losses on our accounts receivable:

Allowance for credit losses as of March 31, 2023	$15,000
Provision for credit losses	212,440
Change in provision for credit losses	(202,926)
Specific accounts deemed uncollectible	(9,514)
Allowance for credit losses as of December 31, 2023	$15,000

NOTE 7. INVENTORIES

Inventories are shown in the following table:

	Dec. 31, 2023	March 31, 2023
Raw materials	$2,068,092	$1,601,962
Work in process	2,995,391	3,781,894
Finished goods	2,286,328	1,033,154
Total inventories	$7,349,811	$6,417,010

NOTE 8. STOCK-BASED COMPENSATION

Stock-based compensation expense was $12,544 for the third quarter of fiscal 2024, $7,133 for the third quarter of fiscal 2023, $129,392 for the first nine months of fiscal 2024, and $54,218 for the first nine months of fiscal 2023. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2023, federal and state estimated tax overpayments of $90,387 were included in the balance sheet in “Prepaid expenses and other assets.”

We had no unrecognized tax benefits as of December 31, 2023, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023, we had no accrued interest related to uncertain tax positions. The tax years 2019 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 10. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring March 31, 2026. Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Quarter Ended Dec. 31, 2023	Nine Months Ended Dec. 31, 2023
Operating lease cost	$37,754	$113,261

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$44,433	$133,299
Remaining lease term	27 months
Discount rate	3.5%

The following table shows the maturities of lease liabilities as of December 31, 2023:

Year Ending March 31,	Operating Lease Liabilities
2024	$45,341
2025	182,271
2026	184,995
Total lease payments	412,607
Imputed lease interest	(15,332)
Total lease liabilities	$397,275

NOTE 11. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of December 31, 2023. We have not repurchased any of our Common Stock during fiscal 2024.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $27,904 for the third quarter of fiscal 2024, $21,484 for the third quarter of fiscal 2023, $79,388 for the first nine months of fiscal 2024, and $73,661 for the first nine months of fiscal 2023.

NOTE 13. SUBSEQUENT EVENTS

On January 17, 2024, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 28, 2024, to shareholders of record as of the close of business January 29, 2024.

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

Further information regarding our risks and uncertainties is contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended March 31, 2023, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and Part II, Item 1A of this report.

General

NVE Corporation referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2023. As of December 31, 2023, our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2023, compared to quarter ended December 31, 2022

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended December 31,		Quarter- to-Quarter
	2023	2022	Change
Revenue
Product sales	94.2%	97.3%	(11.6)%
Contract research and development	5.8%	2.7%	93.9
Total revenue	100.0%	100.0%	(8.7)%
Cost of sales	20.1%	20.0%	(8.3)%
Gross profit	79.9%	80.0%	(8.8)%
Expenses
Research and development	8.0%	9.5%	(22.8)%
Selling, general, and administrative	5.8%	5.4%	(3.5)%
Total expenses	13.8%	14.9%	(15.7)%
Income from operations	66.1%	65.1%	(7.2)%
Interest income	7.3%	5.5%	21.1%
Income before taxes	73.4%	70.6%	(5.0)%
Provision for income taxes	11.5%	13.4%	(21.7)%
Net income	61.9%	57.2%	(1.1)%

Total revenue for the quarter ended December 31, 2023 (the third quarter of fiscal 2024) decreased 9% compared to the quarter ended December 31, 2022 (the third quarter of fiscal 2023). The decrease was due to a 12% decrease in product sales partially offset by a 94% increase in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers, particularly in the defense industry, and a semiconductor industry downturn. The increase in contract research and development revenue was due to new customer-funded research and development contracts.

Total expenses decreased 16% for the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023 primarily due to a 23% decrease in research and development expense and a 4% decrease in selling, general, and administrative expense. The decrease in research and development expense was primarily due to the redeployment of resources to customer-funded research and development projects. The decrease in selling, general, and administrative expense was primarily due to decreased performance-based compensation accruals.

Interest income for the third quarter of fiscal 2024 increased 21% due to increased yields on securities purchased after December 31, 2022.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, decreased to 16% for the third quarter of fiscal 2024 compared to 19% for the third quarter of fiscal 2023. The decrease was primarily due to an increase in certain tax deductions. Our effective tax rate can vary from quarter to quarter. Our effective tax rate in future quarters may be higher than the effective tax rate in the quarter ended December 31, 2023.

The 1% decrease in net income for the third quarter of fiscal 2024 compared to the prior-year quarter was primarily due to decreased revenue, which was nearly offset by decreased expenses, increased interest income, and a lower effective tax rate.

Nine months ended December 31, 2023, compared to nine months ended December 31, 2022

The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Nine Months Ended Dec. 31,		Period- to-Period
	2023	2022	Change
Revenue
Product sales	97.6%	97.4%	(10.5)%
Contract research and development	2.4%	2.6%	(19.5)%
Total revenue	100.0%	100.0%	(10.7)%
Cost of sales	22.2%	21.7%	(9.0)%
Gross profit	77.8%	78.3%	(11.2)%
Expenses
Research and development	8.5%	7.7%	(2.7)%
Selling, general, and administrative	5.7%	4.8%	7.3%
Provision for credit losses	0.0%	-	-
Total expenses	14.2%	12.5%	1.4%
Income from operations	63.6%	65.8%	(13.6)%
Interest income	6.3%	4.1%	38.4%
Income before taxes	69.9%	69.9%	(10.6)%
Provision for income taxes	11.3%	13.1%	(22.0)%
Net income	58.6%	56.8%	(8.0)%

Total revenue for the nine months ended December 31, 2023, decreased 11% compared to the nine months ended December 31, 2022. The decrease was due to an 11% decrease in product sales and a 20% decrease in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers, particularly in the defense industry, and a semiconductor industry downturn. The decrease in contract research and development revenue was due to the completion of certain contracts.

Total expenses increased 1% for the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023 due to a 7% increase in selling, general, and administrative expense partially offset by a 3% decrease in research and development expense. The increase in selling, general, and administrative expenses was primarily due to increased staffing and increased employee compensation expenses. The decrease in research and development expense was due to variations in staffing.

Interest income for the first nine months of fiscal 2024 increased 38% due to higher yields on securities purchased after December 31, 2022.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, decreased to 16% for the first nine months of fiscal 2024 from 19% for the first nine months of fiscal 2023. The decrease was primarily due to an increase in certain tax deductions.

The 8% decrease in net income for the first nine months of fiscal 2024 compared to the prior-year period was primarily due to decreased revenue and increased expenses, partially offset by increased interest income and a lower effective tax rate.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $4,684,910 as of December 31, 2023, compared to $1,669,896 as of March 31, 2023. The $3,015,014 increase in cash and cash equivalents during the first nine months of fiscal 2024 was due to $15,115,031 of cash provided by operating activities and $2,280,084 of cash provided by investing activities, partially offset by $14,380,101 of cash used in financing activities.

Operating Activities

Net cash provided by operating activities related to product sales was our primary source of working capital for the current and prior-year quarters. Net cash provided by operating activities was $15,115,031 for the first nine months of fiscal 2024 compared to $14,748,911 for the first nine months of fiscal 2023.

Accounts receivable decreased by $4,268,102 during the first nine months of fiscal 2024 due to the timing of customer payments and decreased revenue.

Inventories increased by $932,801 during the first nine months of fiscal 2024 primarily due to our decision to increase inventories to mitigate longer vendor lead times and to support growth.

Accounts payable and accrued expenses decreased $1,147,278 during the first nine months of fiscal 2024 primarily due to decreases in income tax payable, long-term operating lease liability, and accruals for performance-based compensation.

Investing Activities

Cash provided by investing activities during the first nine months of fiscal 2024 consisted of $8,400,000 in proceeds from maturities of marketable securities, partially offset by $16,731 of fixed assets purchases and $6,103,185 of marketable securities purchases. Purchases of fixed assets can vary from period to period depending on our needs, strategic goals, and equipment purchasing opportunities. Such purchases are likely to increase significantly in future periods.

Financing Activities

Cash used in financing activities during the nine months ended December 31, 2023, consisted of $14,497,628 of cash dividends paid to shareholders, partially offset by $117,527 in proceeds from the exercise of stock options.

In addition to cash dividends to shareholders paid in the third quarter of fiscal 2024, on January 17, 2024, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,401 based on shares outstanding as of January 12, 2024, to be paid February 28, 2024, to shareholders of record as of the close of business January 29, 2024.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended December 31, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, except the following risk factor is replaced in its entirety by the following to reflect an amendment to our Supplier Partnering Agreement with Abbott Laboratories that extended the term of the Agreement through December 31, 2024:

We may lose revenue if we are unable to renew customer agreements

We have agreements with certain customers, including a Supplier Partnering Agreement, as amended, with Abbott Laboratories, which expires December 31, 2024. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms could have a significant adverse impact on our revenue or profitability.”

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits.

Exhibit #	Description
10	Amendment No. 10 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to the Form 8-K/A filed January 3, 2024).

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

January 17, 2024	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 17, 2024	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer