Form 10-K
period 2024-03-31
NVE CORP /NEW/
filed 2024-05-01
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $268 million.

The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of March 31, 2024 was 4,833,676.

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

Item 1C. Cybersecurity.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Repurchase Program

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections

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

Magnetic sensors can be used for many purposes including detecting the position or speed of robotics and mechanisms, or for communicating with implantable medical devices. We believe our spintronic sensors are smaller, more precise, and more reliable than competing devices.

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

Custom and medical sensors

Our primary custom products are sensors for medical devices, which are customized to our customers’ requirements and manufactured under stringent medical device quality standards. Many are used to replace electromechanical magnetic switches. We believe our sensors have important advantages in medical devices compared to electromechanical switches, including no moving parts for inherent reliability, and being smaller, more sensitive, and more precise. Our sensors can be customized for size, range, and sensitivity to magnetic fields, electrical resistance, and embedded software.

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

Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility. We either saw wafers to be sold in die form or send wafers to Asia for dicing and packaging. Other production operations include wafer-level inspection and testing. Packaged parts are returned to us to be tested, inventoried, and shipped.

Our facility has been certified under the ISO 9001:2015 quality management standard and is an Approved Place of Manufacture under ECS/CIG 021-024: 2014.

We believe having our own U.S. wafer production and test capabilities is an advantage over competitors that outsource such operations. We significantly increased our product testing capacity in the two most recent fiscal years in response to increased demand for our products.

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

New Product Status

In the past year, we began marketing several new and improved products, including:

•more products combining data couplers with isolated DC-to-DC convertors to transmit power as well as data;

•ultra-high isolation data couplers;

•extended temperature isolated network transceivers

•new MRAM products for antitamper applications; and

•new product evaluation boards.

Long-term product development programs in fiscal 2024 included:

•extremely sensitive TMR sensors;

•next-generation sensors for hearing aids and implanted medical devices;

•wafer-level chip-scale devices; and

•next-generation MRAM for antitamper applications.

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

Sources and Availability of Raw Materials

Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. Our wafer sources are based around the world; most of our packaging services take place in Asia.

Intellectual Property
Patents

As of March 31, 2024, we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, several U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

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

Dependence on Major Customers

We rely on several large customers for a significant percentage of our revenue, including Abbott Laboratories, Sonova AG, certain distributors, and certain other customers. The loss of one or more of these customers could have a material adverse effect on us.

Government Regulations

We are subject to government regulations including, but not limited to, regulations related to environmental matters, tax matters, securities regulations, conflict minerals, ethics and foreign corrupt practices, import and export controls, product safety and liability, workplace health and safety, labor and employment, and data privacy. We incur and expect to continue to incur costs and expenses to comply with these regulations and may incur penalties for any failure to do so.

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

Human Capital Resources

Employee Headcount

We had 54 employees as of March 31, 2024, 46 of whom were full-time. We had no contingent workers.

Workforce Demographics

We assessed our demographics using the data collection procedures for U.S. Equal Employment Opportunity Commission form EEO-1. Specifically, we conducted a voluntary survey for self-identification and supplemented those data with personnel data and observer identification. Minnesota data are from U.S. Census Bureau data for the latest quarter available.

Gender Demographics

The gender demographics of our workforce compared to those of all Minnesota workers were as follows as of March 31, 2024:

Gender	NVE	Minnesota
Male	67%	50%
Female	33%	50%

As is the case with many technology companies, female employees are underrepresented in our workforce, particularly in engineer and technician jobs. We provide opportunities for equipment operators (a job where female employees are well represented) to advance to technician and engineer positions, including internal equipment training, tuition reimbursement, and scheduling flexibility to attend classes.

Employee Racial Diversity

Our workforce demographics by race as of March 31, 2024, were as follows:

Race	NVE	Minnesota
African American or Black	13%	8%
American Indian or Alaska Native	2%	1%
Asian	17%	6%
White or Caucasian	69%	83%

Black or African American and Asian employees are overrepresented in our workforce. We believe this is because we are close to immigrant population clusters, have a multilingual workforce, provide equal pay, and equal opportunity for advancement, and have a culture of acceptance.

Educational Demographics

We have a highly educated workforce. Thirty-nine percent of our employees have bachelor’s or advanced degrees compared to 26% of all Minnesota workers.

Employee Diversity, Equity, Inclusion, and Accessibility

Our goal is to promote diversity, equity, inclusion, and accessibility in our recruitment of directors, managers, and other employees. We have policies to prevent discrimination based on gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We take affirmative action to ensure that applicants are employed, and that employees are treated during employment, without regard to their gender, race, disability, ethnicity, nationality, religion, sexual orientation, gender identity, or gender expression. We also take affirmative action to employ and advance veterans in employment.

We have a number of initiatives to maintain and increase our diversity. For example, we participate in Dunwoody College of Technology’s Pathways to Careers (P2C) program and the Minnesota Technology Association’s SciTech internship program as a qualified employer. P2C is focused on preparing underserved and underrepresented individuals for college success and immediate jobs. The SciTech internship program has an objective of increasing the participation of women and students of color in science, technology, engineering, and mathematics.

Women and Families

We have family-friendly policies and fully comply with the Minnesota Women’s Economic Security Act (WESA) by providing reasonable accommodations to employees for health conditions related to pregnancy or childbirth and up to 12 weeks of pregnancy and parental leave. Additionally, Minnesota’s paid family and medical leave law, which provides paid time off during or following a pregnancy, goes into effect on January 1, 2026. NVE is committed to the timely implementation of such paid leave.

Executive Diversity

We have three Named Executive Officers. All are male; one is racially diverse.

Board of Directors Diversity

We meet and are committed to continuing to meet the board diversity goals of NASDAQ Listing Rule 5605(f)(1), including at least two Diverse directors by December 31, 2026. Additionally, we plan to nominate an ethnically diverse director in the Proxy Statement for our 2024 Annual Meeting of Shareholders. An ethnically diverse director would meet the racial/ethnic diversity recommendations of Institutional Shareholder Services for Russell 3000 companies.

Employee Benefits

We offer employees excellent fringe benefits, including medical insurance coverage paid for mostly by the Company, dental insurance, Company-paid life and accidental death and dismemberment insurance, Company-paid long-term disability insurance, generous 401(k) matches, Company-funded Health Savings Accounts, Dependent Care Flexible Spending Accounts, ample holidays and Paid Time Off, tuition reimbursement, and free coffee.

Employee Health and Safety

NVE is committed to providing a safe and healthy work environment. We offer employees a variety of health and fitness resources in conjunction with our medical insurance.

Employee Development and Training

NVE provides paid training including paid on-the-job training, specialized online training, 100% tuition reimbursement, and paid internships. We are committed to hiring and promoting employees based on their acquired skills.

Employee Relations

None of our employees are represented by a labor union or are subject to a collective bargaining agreement. Based on periodic employee surveys, we believe we have good relations with our employees.

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

In the past two fiscal years, we have experienced increased competition for employees, increased employee turnover, and increased wage inflation. The labor market has been especially tight in Minnesota. We have significantly increased the wages we pay to remain competitive and attract new workers, especially production workers. Labor shortages could impact our revenue and profitability, and increases in labor costs could adversely affect our profit margins and results of operations.

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

Shortages of any critical chemicals or supplies could impact our ability to produce and deliver products and cause loss of revenue.

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

A loss of supply from any of our packaging vendors could impact our ability to deliver products and cause loss of revenue.

We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. We have alternate vendors or potential alternate vendors for the majority of our products, but it could be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business conditions, or acts of God, including floods, typhoons, earthquakes, or pandemics. Furthermore, we may not be able to recover work in process or finished goods at a packaging vendor in the event of a disruption.  Additionally, certain of our packaging vendors are in flood-susceptible areas. Flooding risks to such vendors may increase in the future due to possible higher ocean levels, extreme weather, and other potential effects of climate change. Supply delays, interruptions, or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

We risk losing business to our competitors.

We have a number of competitors and potential competitors, many of whom have significantly greater financial, technical, and marketing resources than us. We believe that our competition is increasing as technology and markets mature. This has meant more competitors and more severe pricing pressure. In addition, our competitors may be narrowing or eliminating our performance advantages. We expect these trends to continue, and we may lose business to competitors or it may be necessary to significantly reduce our prices to acquire or retain business. These factors could have a material adverse impact on our financial condition, revenue, gross profit margins, or income.

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

We have agreements with certain customers, including a Supplier Partnering Agreement, as amended, with Abbott Laboratories, which expires December 31, 2024. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although in the past we have continued to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms could have a significant adverse impact on our revenue or profitability.

Changes in tax law, in our tax rates, or in exposure to additional income tax liabilities may materially and adversely affect our financial condition, results of operations, and cash flows.

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

Our quality management system is certified to the ISO 9001 standard, and some of our products are also subject to independent certification and listings including by the VDE Institute and UL LLC. These certifications are subject to rigorous conditions. Failure to achieve or maintain any of our certifications or listings could cause us to be disqualified by one or more of our customers and could have a material adverse impact on our business and revenue.

Federal legislation may not protect us against liability for the use of our products in medical devices and a successful liability claim could seriously harm our business and financial condition.

Although the Biomaterials Access Assurance Act of 1998 may provide us some protection against potential liability claims, that Act includes significant exceptions to supplier immunity provisions, including limitations relating to negligence or willful misconduct. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition. Any product liability claim against us, with or without merit, could result in costly litigation, divert the time, attention, and resources of our management, and have a material adverse impact on our business.

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

Our production process relies on certain critical pieces of equipment for defining, depositing, and modifying the magnetic properties of thin films. Some of this equipment was designed or customized by us, and some is no longer in production. While we have an in-house maintenance staff, maintenance agreements for certain equipment, some critical spare parts, and back-ups for some of the equipment, we cannot be sure we could repair or replace critical manufacturing equipment were it to fail.

We are subject to risks inherent in doing business in foreign countries that could impair our results of operations.

Foreign sales are a significant portion of our revenue and we rely on suppliers in China, India, Malaysia, Taiwan, Thailand, and other foreign countries. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; acts of God, including floods, typhoons, cyclones, and earthquakes; public health crises including, but not limited to, difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements; changes in import/export regulations and tariffs; transportation delays; and other uncertainties relating to the administration of, or changes in, or new interpretations of, the laws, regulations, and policies of jurisdictions where we do business.

Public health crises could have an adverse effect on our operations and financial results.

The COVID-19 pandemic disrupted our supply chains and caused employee absences. Future public health crises could have a material adverse effect on our results of operations or our financial condition.

We are subject to risks associated with the availability of natural resources and energy.

We use significant resources such as electricity, natural gas, and water in our operations. New or increased climate change regulation could increase our energy costs, for example, due to carbon pricing impacts on natural gas or electrical utilities. Furthermore, environmental regulations or the impacts of climate change could curtail the availability of electricity we need for production or increase the incidence of power outages. Increased natural resource or energy costs, or decreased availability, could have adverse effects on our results of operations by increasing our costs and expenses or requiring us to change our production processes.

Our business could be negatively impacted by cybersecurity events or information technology disruptions.

We face various cyber security threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, and denial-of-service attacks. Additionally, there is a risk of disruptions due to failures of our information technology infrastructure or service provider outages. We maintain policies and procedures for the mitigation of information technology risks, and we maintain data backups, backup hardware, and some redundant systems. Our risk mitigation measures may not be effective in all scenarios, however. We have experienced cyber security events and disruptions such as viruses, ransomware, hacker attacks, and limited server, Website, and e-mail outages. Although these events did not materially impact our business, future events could disrupt our operations, harm our reputation, expose us to liability, compromise our eligibility for research and development contracts involving sensitive or classified information, or have other effects.

We face the risk of credit losses

Financial Accounting Standards Board Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements requires us to measure our allowance for credit losses based on the expected credit losses over the life of our receivables. In the past fiscal year, we recorded significant expenses under this standard, although most of these expenses were later reversed. Any future increases in our allowance for credit losses would have a negative impact on our financial results, including reducing our net income and net income per share.

We could incur losses on our marketable securities.

As of March 31, 2024, we held $52,548,876 in short-term and long-term marketable securities, representing approximately 79% of our total assets. Business conditions, bond-market conditions, and interest rate increases beyond our control or ability to anticipate can cause credit-rating downgrades, increased default risk, or unrealized losses. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Any impairments of our marketable securities could impact our financial condition, income, or cash flows, or our ability to pay dividends.

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

We sell our products in the semiconductor market, which has been highly cyclical. We cannot predict the timing, strength, or duration of any economic slowdown, recession, semiconductor-industry slowdown, or subsequent recovery. The economic environment could have a material adverse impact on our business and revenue.

Our business and our reliance on intellectual property exposes us to litigation risks.

If patent infringement claims or actions are asserted against us, we may be required to obtain a license or cross-license, modify our existing technology, or design a new noninfringing technology. Such licenses or design modifications can be costly or could increase the cost of our products. In addition, we may decide to settle a claim or action against us, which settlement could be costly. We may also be liable for any past infringement, and we may be required to indemnify our customers against expenses relating to possible infringement. If there is an adverse ruling against us in an infringement lawsuit, an injunction could be issued barring production or sale of any infringing product. It could also result in a damage award equal to a reasonable royalty or lost profits or, if there is a finding of willful infringement, treble damages. Any of these results would increase our costs or harm our operating results.

Risks Related to Our Stock

Any decisions to reduce or discontinue paying cash dividends to our shareholders could cause the market price of our common stock to decline.

Future dividends will be subject to Board approval and will consider factors including our results of operations, cash and marketable security balances, the timing of securities maturations, estimates of future cash requirements, fixed asset requirements, and other factors our Board may deem relevant. Because they are generally more than our current cash flow from operations, recent and declared dividend amounts may be unsustainable. Any reduction or discontinuance by us of cash dividends could cause the market price of our common stock to decline.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.

From time to time our stock price has decreased sharply and could decline in the future. The market price of our common stock may be significantly affected by many factors, some of which are beyond our control, including:

•the announcement of new products or product enhancements by us or our competitors;

•delays in our introduction of new products or technologies or market acceptance of these products or technologies;

•loss of customers, decreases in customers’ purchases, or decreases in customers’ purchase prices;

•changes in demand for our customers’ products;

•quarterly variations in our financial results, revenue, or revenue growth rates;

•speculation in the press or elsewhere about our business, potential revenue, or potential earnings;

•general economic conditions or market conditions specific to industries we or our customers serve or may serve;

•legal proceedings involving us, including intellectual property litigation or class action litigation;

•changes in Federal or state corporate income tax rates, tax credits, or other changes in tax policies;

•changes in tariffs, customs, duties, or other trade barriers in foreign jurisdictions where we purchase raw materials or sell our products; and

•our stock repurchase and dividend policies and decisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

We recognize the increasing importance of cybersecurity and its potential impact on our business operations, financial condition, and reputation. We are committed to protecting our information assets and have implemented a comprehensive cybersecurity risk management program to identify, assess, and mitigate cybersecurity risks. We have not experienced any material cybersecurity incidents in the last three years.

Board of Directors Oversight of Cybersecurity

Our Board of Directors Audit Committee has ultimate oversight of cybersecurity risks. The Committee is composed of independent directors with cybersecurity expertise. Management briefs the Committee on cybersecurity and information security at least annually.

Cybersecurity Risk Management

We operate under written cybersecurity policies and procedures, and we use a risk-based approach to information security and periodically assess our cybersecurity risks. Our risk management strategy is based on the following principles:

•Our business does not require us to collect personal customer information. We minimize other cybersecurity risks by using specialist service providers for sensitive operations such as payroll processing, credit card transactions, email, and remote data backup. We verify our information service providers’ cybersecurity policies.

•Identify and assess cybersecurity risks through a variety of methods, including audits to information security standards, threat testing, and vulnerability scanning.

•Prioritize risks based on their potential severity, likelihood, and detectability.

•Controls to mitigate risks, including access controls, data protection, data backups, redundant systems, and incident response plans. We keep our controls up-to-date.

•Actions to correct deficiencies and reduce or eliminate vulnerabilities.

•Written cybersecurity contingency plans.

•Training and testing for all employees on cybersecurity risks, mitigation, and best practices. New employees are required to complete cybersecurity training and testing, and all employees must complete annual training and testing.

Cybersecurity Governance

Our cybersecurity governance is designed to ensure that risks are managed consistently and effectively. Key elements are:

•Written policies and procedures that govern the use of information technology and the handling of sensitive information.

•Written incident response plans.

•Regular cybersecurity reporting to the Audit Committee.

ITEM 2. PROPERTIES.

Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344, and leased under an agreement expiring March 31, 2026. The space consists of 21,362 square feet of offices, laboratories, and production areas. We have expanded the facility’s production space in recent years and have limited options to further expand production in the current facility. We are exploring options for future expansion if necessary. We hold no investments in real estate.

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

Shareholders

We had 52 shareholders of record as of March 31, 2024. There are also several thousand beneficial holders of our common stock in “street name,” whose shares of record are held by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2024 Annual Meeting of Shareholders and is incorporated by reference into Item 12 of this Report.

Stock Repurchase Program

We did not repurchase any shares in fiscal 2024. We repurchased 264 shares in fiscal 2023. The Stock Repurchase Program may be modified or discontinued at any time without notice.

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

Investment Valuation

Our investments consist primarily of corporate obligations. We have generally invested excess cash in high-quality investment-grade long-term marketable securities with less than five years to maturity. We classify all of our marketable securities as available-for-sale, thus securities are recorded at fair value and any associated unrealized gain or loss, net of tax, is included as a separate component of shareholders’ equity, “Accumulated other comprehensive income.” If we judged a decline in fair value for any security to be other than temporary, the cost basis of the individual security would be written down and a charge recognized to net income. The fair values for our securities are determined based on quoted market prices as of the valuation date and observable prices for similar assets. We consider a number of factors in determining whether other-than-temporary impairment exists, including credit market conditions; the credit ratings of the securities; historical default rates for securities of comparable credit rating; the presence of insurance of the securities and, if insured, the credit rating and financial condition of the insurer; the effect of market interest rates on the value of the securities; and the duration and extent of any unrealized losses. We also consider the likelihood that we will be required to sell the securities prior to maturity based on our financial condition and anticipated cash flows. If any of these conditions and estimates change in the future, or, if different estimates are used, the fair value of the investments may change significantly and could result in an other-than-temporary decline in value, which could have an adverse impact on our results of operations.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition, and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $215,000 as of March 31, 2024 and March 31, 2023.

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

We had $1,453,704 of net deferred tax assets as of March 31, 2024, and $572,038 as of March 31, 2023. Net deferred tax assets included $101,668 in deferred tax assets for stock-based compensation deductions as of March 31, 2024, and $71,734 as of March 31, 2023.

Results of Operations

The following table summarizes the percentage of revenue and year-to-year changes for various items for the last two fiscal years:

	Percentage of Revenue Year Ended March 31,		Year- to-Year
	2024	2023	Change
Revenue
Product sales	98.0%	97.2%	(21.4)%
Contract research and development	2.0%	2.8%	(44.5)%
Total revenue	100.0%	100.0%	(22.1)%
Cost of sales	22.7%	21.1%	(16.0)%
Gross profit	77.3%	78.9%	(23.7)%
Expenses
Research and development	9.2%	6.8%	5.7%
Selling, general, and administrative	5.9%	5.1%	(9.7)%
Credit loss expense	0.0%	-	-
Total expenses	15.1%	11.9%	(0.8)%
Income from operations	62.2%	67.0%	(27.8)%
Interest income	6.5%	3.8%	34.5%
Income before taxes	68.7%	70.8%	(24.5)%
Provision for income taxes	11.2%	11.5%	(24.0)%
Net income	57.5%	59.3%	(24.5)%

Total revenue for fiscal 2024 decreased 22% compared to fiscal 2023 due to a 21% decrease in product sales and a 45% decrease in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers due to the downturn in the semiconductor industry. The decrease in contract research and development revenue was due to fewer research and development contracts in fiscal 2024 compared to the prior year.

Gross profit as a percentage of revenue decreased to 77% for fiscal 2024 from 79% for fiscal 2023. The decrease was due to increases in material, labor, and production overhead costs.

Total expenses decreased 1% for fiscal 2024 compared to fiscal 2023 due to a 10% decrease in selling, general, and administrative expense, partially offset by a 6% increase in research and development expense. The increase in research and development expense was due to increased new product development activities. The decrease in selling, general, and administrative expense was primarily due to decreased performance-based accruals.

Interest income for fiscal 2024 increased 35% due to increased yields on marketable securities purchased in fiscal 2024.

Our effective tax rate was 16% for fiscal 2024 and fiscal 2023 compared to the statutory tax rate of 21%. Our lower effective tax rate was primarily due to Federal tax credits and deductions.

The 25% decrease in net income for fiscal 2024 compared to the prior year was primarily due to decreased revenue, partially offset by decreased expenses and increased interest income.

Liquidity and Capital Resources

Overview

Our liquidity and operating capital requirements are primarily for purchases of raw materials such as foundry wafers, purchases of packaging services, and the maintenance of work-in-process inventories. We maintain most of our marketable securities as long-term to maximize yield and fund future dividends.

Cash and cash equivalents were $10,283,550 as of March 31, 2024, compared to $1,669,896 as of March 31, 2023. The $8,613,654 increase in cash and cash equivalents was due to $18,247,411 of net cash provided by operating activities and $9,580,084 of net cash provided by investing activities, partially offset by $19,213,841 of net cash used in financing activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for fiscal 2024 and 2023. Net cash provided by operating activities was $18,247,411 for fiscal 2024 compared to $19,091,498 for fiscal 2023.

Accounts receivable decreased $3,368,997 during fiscal 2024 due to decreased revenue and the timing of customer payments.

Inventory increased $741,575 during fiscal 2024 primarily due to our decision to increase raw material and finished goods inventories in anticipation of a semiconductor industry recovery. This will enable us to quickly respond to sales opportunities and to mitigate supply-chain risks.

Accounts payables and accrued expenses decreased $964,152 during fiscal 2024 due to decreased performance-based accrual and the timing of purchases and vendor payments.

Investing Activities

Net cash provided by investing activities in fiscal 2024 consisted of $15,700,000 in proceeds from maturities of marketable securities, partially offset by $16,731 of fixed asset purchases and $6,103,185 of marketable securities purchases.

Our capital expenditures can vary significantly from year to year depending on our needs, strategic goals, and equipment purchasing opportunities. We are currently planning $4,000,000 to $5,000,000 of investments during fiscal years 2025 and 2026 to increase our production capacity and capabilities.  These plans are subject to change. We expect to finance future capital equipment purchases with a combination of cash provided by operating activities and marketable security maturities.

Financing Activities

Net cash used in financing activities in fiscal 2024 consisted of $19,331,304 of cash dividends paid to shareholders, partially offset by $117,463 in proceeds from the exercise of stock options.

In addition to cash dividends to shareholders paid in fiscal 2024, on May 1, 2024, we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,676 based on shares outstanding as of April 26, 2024, to be paid May 31, 2024. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of supply-chain shortages, the impacts of cost inflation, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

Labor Practices

In the past fiscal year, we significantly increased average pay to attract, retain, and motivate top-performing employees despite a tight labor market. These increased compensation costs are allocated to cost of sales and expenses in our income statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and accompanying notes are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the times specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, although there have been changes in personnel involved in our controls, processes, and procedures, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2024.

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within NVE have been detected. Our internal controls over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

Changes in Internal Controls

During the year ended March 31, 2024, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Clawback Policy

We have adopted a policy for recovery of erroneously awarded incentive compensation (a “Clawback Policy”), which is filed as Exhibit 97 to this Report.

Rule 10b5-1 Plan Disclosures for Section 16 Officers and Directors

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K). There are no such plans currently in effect.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A section titled “Delinquent Section 16(a) Reports” to be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders will set forth information regarding delinquent Section 16(a) reports required by Item 10. The section titled “Proposal 1. Election of Board of Directors” will set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Information About Our Executive Officers” will set forth information regarding our executive officers required by Item 10, and the section titled “Corporate Governance” will set forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Director Compensation” to be included in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 5 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2024 and 2023” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in the Proxy Statement for our 2024 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits

A list of exhibits is on the following page.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective August 3, 2003 (incorporated by reference to the Form 8-K filed August 7, 2023).
3.2	Bylaws of the company as amended by the Board of Directors effective May 6, 2020.
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Lease dated October 1, 1998, with Glenborough Properties, LP (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease with Glenborough dated September 18, 2002 (incorporated by reference to the Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease with Glenborough dated December 1, 2003 (incorporated by reference to the Form 10-QSB for the period ended December 31, 2003).
10.4	Third amendment to lease with Carlson Real Estate (incorporated by reference to the Form 8-K/A filed December 20, 2007).
10.5	Fourth amendment to lease with the Barbara C. Gage Revocable Trust (incorporated by reference to our Current Report on Form 8-K/A filed August 3, 2011).
10.6	Fifth amendment to lease with GRE – Bryant Lake, LLC (incorporated by reference to our Current Report on Form 8-K/A filed March 3, 2020).
10.7†	Employment Agreement with Daniel A. Baker dated January 29, 2001 (incorporated by reference to the Form 10-KSB for the year ended March 31, 2001).
10.8†	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001, by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.9	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, and the company (incorporated by reference to the Form 8-K filed September 27, 2005).
10.10+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to the Form 8-K filed January 4, 2006).
10.11	Amendment No. 4 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed February 7, 2011).
10.12	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to the Form 8-K filed February 10, 2016).
10.13	Amendment No. 5 to St. Jude Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed April 21, 2016).
10.14*	Amendment No. 8 to Abbott Supplier Partnering Agreement (incorporated by reference to the Form 8-K/A filed February 2, 2022).
10.15*	Amendment No. 10 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to the Form 8-K/A filed January 3, 2024).
10.16+	Supply Agreement by and with Sonova AG (incorporated by reference to the Form 8-K/A filed November 16, 2015).
10.17*	First Amendment to Sonova Supply Agreement (incorporated by reference to the Form 8-K/A filed February 18, 2020).
10.18*	Second Amendment to Sonova Supply Agreement (incorporated by reference to the Form 8-K/A filed July 19, 2023).
23	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Daniel Nelson pursuant to 18 U.S.C. Section 1350.
97	Clawback Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NVE CORPORATION (Registrant) /s/Daniel A. Baker by Daniel A. Baker President and Chief Executive Officer Date May 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name (1)	Title	Date

/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 1, 2024
/s/Daniel A. Baker Daniel A. Baker	Director, President and Chief Executive Officer (Principal Executive Officer)	May 1, 2024
/s/ Daniel Nelson Daniel Nelson	Principal Financial Officer	May 1, 2024
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 1, 2024
/s/James W. Bracke James W. Bracke	Director	May 1, 2024

(1) Richard W. Kramp was unable to sign this Report due to illness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NVE Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2024 and 2023, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
May 1, 2024

NVE CORPORATION

BALANCE SHEETS

	March 31, 2024	March 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$10,283,550	$1,669,896
Marketable securities, short-term (amortized cost of $12,283,630 as of March 31, 2024, and $15,696,135 as of March 31, 2023)	11,917,779	15,513,095
Accounts receivable, net of allowance for credit losses of $15,000	3,144,833	6,523,344
Inventories	7,158,585	6,417,010
Prepaid expenses and other assets	689,349	663,459
Total current assets	33,194,096	30,786,804
Fixed assets
Machinery and equipment	10,501,096	10,484,365
Leasehold improvements	1,956,309	1,956,309
	12,457,405	12,440,674
Less accumulated depreciation and amortization	11,403,383	11,095,236
Net fixed assets	1,054,022	1,345,438
Deferred tax assets	1,453,704	572,038
Marketable securities, long-term (amortized cost of $31,417,890 as of March 31, 2024, and $37,495,846 as of March 31, 2023)	30,788,301	36,125,047
Right-of-use asset – operating lease	289,910	425,843
Total assets	$66,780,033	$69,255,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127,154	$281,712
Accrued payroll and other	729,215	1,375,250
Operating lease	179,372	175,798
Total current liabilities	1,035,741	1,832,760
Operating lease	175,775	342,908
Total liabilities	1,211,516	2,175,668

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,676 issued and outstanding as of March 31, 2024 and 4,830,826 as of March 31, 2023	48,337	48,308
Additional paid-in capital	19,554,812	19,295,442
Accumulated other comprehensive income (loss)	(777,637)	(1,213,858)
Retained earnings	46,743,005	48,949,610
Total shareholders’ equity	65,568,517	67,079,502
Total liabilities and shareholders’ equity	$66,780,033	$69,255,170

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

	Year Ended March 31,
	2024	2023
Revenue
Product sales	$29,218,063	$37,196,717
Contract research and development	586,116	1,056,875
Total revenue	29,804,179	38,253,592
Cost of sales	6,772,533	8,062,311
Gross profit	23,031,646	30,191,281
Expenses
Research and development	2,731,434	2,583,994
Selling, general, and administrative	1,771,833	1,963,105
Credit loss expense	9,514	-
Total expenses	4,512,781	4,547,099
Income from operations	18,518,865	25,644,182
Interest income	1,948,720	1,448,655
Income before taxes	20,467,585	27,092,837
Provision for income taxes	3,342,886	4,398,379
Net income	$17,124,699	$22,694,458
Net income per share – basic	$3.54	$4.70
Net income per share – diluted	$3.54	$4.70
Cash dividends declared per common share	$4.00	$4.00
Weighted average shares outstanding
Basic	4,833,146	4,830,826
Diluted	4,839,705	4,832,096

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2024	2023
Net income	$17,124,699	$22,694,458
Unrealized gain (loss) from marketable securities, net of tax	436,221	(895,738)
Comprehensive income	$17,560,920	$21,798,720

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehen- sive Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance as of March 31, 2022	4,830,826	48,308	19,256,485	(318,120)	45,578,456	64,565,129
Repurchase of common stock	(264)	(3)	(20,697)			(20,700)
Exercise of stock options, net of shares withheld for exercise price	264	3	(3)			-
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(895,738)		(895,738)
Net income					22,694,458	22,694,458
Total comprehensive income						21,798,720
Stock-based compensation			59,657			59,657
Cash dividends declared ($4.00 per share of common stock)					(19,323,304)	(19,323,304)
Balance as of March 31, 2023	4,830,826	48,308	$19,295,442	$(1,213,858)	$48,949,610	$67,079,502
Exercise of stock options, net of shares withheld for exercise price	2,850	29	117,434			117,463
Comprehensive income:
Unrealized gain on marketable securities, net of tax				436,221		436,221
Net income					17,124,699	17,124,699
Total comprehensive income						17,560,920
Stock-based compensation			141,936			141,936
Cash dividends declared ($4.00 per share of common stock)					(19,331,304)	(19,331,304)
Balance as of March 31, 2024	4,833,676	48,337	$19,554,812	$(777,637)	$46,743,005	$65,568,517

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$17,124,699	$22,694,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	308,147	196,738
Bond premium (discount) amortization	(106,354)	60,868
Provision for current estimate of credit losses	9,514	-
Stock-based compensation	141,936	59,657
Deferred income taxes	(1,003,844)	161,894
Changes in operating assets and liabilities:
Accounts receivable	3,368,997	(1,818,515)
Inventories	(741,575)	(1,328,375)
Prepaid expenses and other assets	110,043	(208,532)
Accounts payable and accrued expenses	(964,152)	(726,695)
Net cash provided by operating activities	18,247,411	19,091,498

INVESTING ACTIVITIES
Purchases of fixed assets	(16,731)	(935,791)
Purchases of marketable securities	(6,103,185)	(28,441,317
Proceeds from maturities of marketable securities	15,700,000	20,750,000
Receipt of tenant improvement allowance	-	100,000
Net cash provided by (used in) investing activities	9,580,084	(8,527,108)

FINANCING ACTIVITIES
Exercise of stock options, net of shares withheld for exercise price	117,463	(3)
Repurchase of common stock	-	(20,697)
Payment of dividends to shareholders	(19,331,304)	(19,323,304)
Net cash used in financing activities	(19,213,841)	(19,344,004)

Increase (decrease) in cash and cash equivalents	8,613,654	(8,779,614)
Cash and cash equivalents at beginning of year	1,669,896	10,449,510

Cash and cash equivalents at end of year	$10,283,550	$1,669,896

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$4,539,071	$4,501,656

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

Cash and cash equivalents have been maintained in financial institutions we believe have high credit quality, however, these accounts may not be federally insured.

We have invested our excess cash in corporate-backed and municipal-backed bonds and money market instruments. Our investment policy prescribes purchases of only high-grade securities and limits the amount of credit exposure to any one issuer.

Our customers are throughout the world. We generally do not require collateral from our customers, but we perform ongoing credit evaluations of their financial condition. More information on accounts receivable is contained in the paragraph titled “Accounts Receivable and Allowance for Credit Losses” of this note.

Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products. Industry shortages and supply-chain disruptions in the past several years have increased the risks of supply interruptions.

Marketable securities

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

Accounts Receivable and Allowance for Credit Losses

We grant credit to customers in the normal course of business and at times may require customers to prepay for orders prior to shipment. Accounts receivable are recorded net of allowance for credit losses. We specifically analyze accounts receivable, historical credit losses, and customer creditworthiness when estimated allowance for credit losses.

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

Fixed Assets

Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the remaining term of the lease or five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. We did not identify any indicators of impairment during fiscal 2024 or 2023. Depreciation expense related to fixed assets was $308,147 for fiscal 2024 and $196,738 for fiscal 2023.

Revenue Recognition

We recognize revenue when we satisfy performance obligations by the transfer of control of products or services to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. Revenue is disaggregated into product sales and contract research and development to depict the nature, amount, and timing of revenue recognition and economic characteristics of our business, and is represented within the financial statements.

We recognize revenue from product sales to customers and distributors when we satisfy our performance obligation, at a point in time, on product shipment or delivery to our customer or distributor as determined by agreed-on shipping terms. Shipping charges billed to customers are included in product sales and the related shipping costs are included in cost of sales. Under certain limited circumstances, our distributors may earn commissions for activities unrelated to their purchases of our products, such as for facilitating the sale of custom products or research and development contracts with third parties. We recognize any such commissions as selling, general, and administrative expenses. We recognize discounts provided to our distributors as reductions in revenue.

We recognize contract research and development revenue as the performance obligations are satisfied. Contracts have specifications unique to each customer and do not create an asset with an alternate use, and we have an enforceable right to payment for performance completed to date. We use the proportion of total contract consideration attributable to performance milestones achieved as the measurement of progress toward completion.

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of March 31, 2024, or March 31, 2023.

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

Net Income Per Share

Net income per basic share is computed based on the weighted average number of common shares issued and outstanding during the year. Net income per diluted share amounts assume the exercise of all stock options. The following table shows the components of diluted shares:

	Year Ended March 31,
	2024	2023
Weighted average common shares outstanding – basic	4,833,146	4,830,826
Dilutive effect of stock options	6,559	1,270
Shares used in computing net income per share – diluted	4,839,705	4,832,096

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Adopted Accounting Standard

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. ASU 2016-13 requires a financial asset (or a group of financial assets) to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. In November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance, and in November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, and in February 2020 the FASB issued ASU No. 2020-02, Financial Instruments—Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), both of which delay the effective date of ASU 2016-13 by three years for certain Smaller Reporting Companies such as us. In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments; which modifies the measurement of expected credit losses of certain financial instruments. We adopted ASU No. 2016-13 beginning with the quarter ended June 30, 2023. The adoption resulted in disclosure changes and required us to consider the likelihood of default and to measure our allowance for credit losses over the contractual term of our receivables. The adoption did not have a material impact on the financial statements as of March 31, 2024 or April 1, 2023.

New Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be fiscal 2026 for us. The adoption will result in disclosure changes only.

We do not expect the adoption of other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date to have a material impact on our financial statements when they are adopted.

NOTE 3. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of March 31, 2024:

	Total	<1 Year	1–3 Years	3–6 Years
Money market funds	$9,842,796	$9,842,796	$-	$-
Corporate bonds	42,706,080	11,917,779	22,425,929	8,362,372
Total	$52,548,876	$21,760,575	$22,425,929	$8,362,372

Total marketable securities represent approximately 79% of our total assets as of March 31, 2024. Marketable securities as of March 31, 2024, had remaining maturities between six weeks and 61 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included on the balance sheets in “Marketable securities, short term” and “Marketable securities, long term.” Accrued interest receivables were $460,627 as of March 31, 2024, and $425,372 as of March 31, 2023, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of March 31, 2024, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$9,842,796
AA+	2,192,943
AA	6,737,897
AA-	21,140,534
A+	2,909,870
A	9,724,836
Total	$52,548,876

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of March 31, 2024			As of March 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$9,842,796	$-	$9,842,796	$906,141	$-	$906,141
Corporate bonds	-	42,706,080	42,706,080	-	51,638,142	51,638,142
Total	$9,842,796	$42,706,080	$52,548,876	$906,141	$51,638,142	$52,544,283

Our available-for-sale securities as of March 31, 2024 and 2023, aggregated into classes of securities, were as follows:

	As of March 31, 2024				As of March 31, 2023
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$9,842,796	$-	$-	$9,842,796	$906,141	$-	$-	$906,141
Corporate bonds	43,701,520	930	(996,370)	42,706,080	53,191,981	1,007	(1,554,846)	51,638,142
Total	$53,544,316	$930	$(996,370)	$52,548,876	$54,098,122	$1,007	$(1,554,846)	$52,544,283

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities for which an allowance for credit losses has not been recorded, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2024 and 2023:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of March 31, 2024
Corporate bonds	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)
Total	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)

As of March 31, 2023
Corporate bonds	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)
Total	$37,084,628	$(590,967)	$13,294,817	$(963,879)	$50,379,445	$(1,554,846)

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

Unrealized losses on our marketable securities and their tax effects are as follows:

	Year Ended March 31,
	2024	2023
Unrealized gain (loss) from marketable securities	$558,399	$(1,146,618)
Tax effects	(122,178)	250,880
Unrealized gain (loss) from marketable securities, net of tax	$436,221	$(895,738)

NOTE 4. ALLOWANCE FOR CREDIT LOSSES ON ACCOUNTS RECEIVABLES

The following table shows a roll forward of the allowance for accounts receivable credit losses:

Allowance for credit losses as of March 31, 2023	$15,000
Additions during the year	212,440
Reversals during the year	(202,926)
Specific accounts deemed uncollectible	(9,514)
Allowance for credit losses as of March 31, 2024	$15,000

NOTE 5. INVENTORIES

Inventories are shown in the following table:

	March 31,
	2024	2023
Raw materials	$1,982,657	$1,601,962
Work in process	2,641,085	3,781,894
Finished goods	2,534,843	1,033,154
Total inventories	$7,158,585	$6,417,010

NOTE 6. STOCK-BASED COMPENSATION
Stock Option Plan

Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting in one year. The options have exercisable lives of ten years from the date of grant and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $141,936 in fiscal 2024 and $59,657 in fiscal 2023.

Valuation assumptions

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:

	Year Ended March 31,
	2024	2023
Risk-free interest rate	4.2% – 5.0%	0.9% – 3.0%
Expected volatility	40% – 42%	35% – 39%
Expected life (years)	5.0%	4.6%
Dividend yield	4.5% – 5.0%	5.0% – 5.5%

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

Dividend yield

We assumed a 4.5% to 5% dividend yield for fiscal 2024 and 5.0% to 5.5% for fiscal 2023 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation

Stock-based compensation increased deferred tax assets by $29,934 for fiscal 2024 and reduced deferred tax assets by $16,976 for fiscal 2023.

General stock option information

The following table summarizes the activity for all stock options outstanding for the years ended March 31, 2024 and 2023:

	2024		2023
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	34,500	$66.26	29,000	$69.52
Granted	6,500	79.29	6,500	50.35
Exercised	(5,000)	59.85	(1,000))	57.46
At March 31,	36,000	$69.50	34,500	$66.26

Options exercisable at March 31,	33,500	$65.12	32,000	$63.60

Weighted average grant date fair value of options granted during the year		$22.15		$9.06

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2024:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
36,000	5.96	$69.50	$764,355	33,500	$65.12	$764,355

The total fair value of options granted was $143,943 in fiscal 2024 and $58,900 in fiscal 2023. There was $4,181 of unrecognized stock-based compensation as of March 31, 2024 related to nonvested options, which we expect to recognize in the first quarter of fiscal 2025.

NOTE 7. INCOME TAXES

Income tax provisions for fiscal 2024 and 2023 consisted of the following:

	Year Ended March 31,
	2024	2023
Current taxes
Federal	$4,145,804	$4,039,848
State	200,926	195,939
Deferred taxes
Federal	(963,470)	156,053
State	(40,374)	6,539
Income tax provision	$3,342,886	$4,398,379

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2024 and 2023 is as follows:

	Year Ended March 31,
	2024	2023
Tax expense at U.S. Statutory rate	$4,298,193	$5,689,294
State income taxes, net of Federal benefit	180,115	180,091
Research & development and manufacturing tax credits	(68,894)	(255,713)
Tax effect of Foreign-derived intangible income deduction	(1,125,817)	(1,265,055)
Other	59,289	49,762)
Income tax provision	$3,342,886	$4,398,379

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2024 and 2023 were as follows:

	March 31,
	2024	2023
Paid time off accrual	$64,190	$52,525
Inventory reserve	47,042	47,042
Depreciation and amortization	(127,839)	(167,551)
Stock-based compensation deductions	101,668	71,734
Unrealized loss on marketable securities	217,802	339,980
Section 174 R&D expense	930,946	-
UNICAP 263A inventory	202,339	204,424
Other	17,556	23,884
Deferred tax assets	$1,453,704	$572,038

We had no unrecognized tax benefits as of March 31, 2024, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2024 we had no accrued interest related to uncertain tax positions. Federal and State estimated taxes overpayment were $31,250 as of March 31, 2024 and estimated taxes payable were $161,092 as of March 31, 2023. The tax years 2020 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring March 31, 2026. We have an option to extend the lease for an additional five years at the market rent subject to certain terms and conditions.

Our lease does not provide an implicit rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Year Ended March 31,
	2024	2023
Operating lease cost	$151,014	$151,014
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$178,640	$75,168
Remaining lease term (years)	2	3
Discount rate	3.5%	3.5%

The following table presents the maturities of lease liabilities as of March 31, 2024:

Year Ending March 31,	Operating Lease Liabilities
2025	182,271
2026	184,995
Total lease payments	367,266
Imputed lease interest	(12,119)
Total lease liabilities	$355,147

NOTE 9. CONCENTRATIONS

The following table summarizes customers comprising 10% or more of revenue for the two most recent fiscal years:

	% of Revenue		% of Accounts Receivable
	Year Ended March 31,
	2024	2023	2024	2023
Customer A	23%	22%	21%	19%

We do not currently believe the receivable balances from this customer represents a significant credit risk based on our analysis of the likelihood of default.

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

We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. We repurchased 264 shares of our Common Stock in fiscal 2023. The remaining authorization was $3,520,369 as of March 31, 2024.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ before-tax salary deferral contributions. Our matching contributions were $101,931 for fiscal 2024 and $98,029 for fiscal 2023.

NOTE 12. SUBSEQUENT EVENTS

On May 1, 2024 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 31, 2024 to shareholders of record as of the close of business May 13, 2024.

EXHIBIT INDEX

Exhibit #	Description
23	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Daniel Nelson pursuant to 18 U.S.C. Section 1350.
97	Clawback Policy.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).