Form 10-Q
period 2024-06-30
NVE CORP /NEW/
filed 2024-07-17
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2024

or

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

Common Stock, $0.01 Par Value – 4,833,676 shares outstanding as of June 30, 2024.

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) June 30, 2024	March 31, 2024*
ASSETS
Current assets
Cash and cash equivalents	$6,005,492	$10,283,550
Marketable securities, short-term (amortized cost of $16,022,057 as of June 30, 2024, and $12,283,630 as of March 31, 2024)	15,670,927	11,917,779
Accounts receivable, net of allowance for credit losses of $15,000 as of June 30, and March 31, 2024	2,100,018	3,144,833
Inventories	7,164,632	7,158,585
Prepaid expenses and other assets	515,383	689,349
Total current assets	31,456,452	33,194,096
Fixed assets
Machinery and equipment	11,417,730	10,501,096
Leasehold improvements	1,956,309	1,956,309
	13,374,039	12,457,405
Less accumulated depreciation	11,478,977	11,403,383
Net fixed assets	1,895,062	1,054,022
Deferred tax assets	1,593,506	1,453,704
Marketable securities, long-term (amortized cost of $32,112,822 as of June 30, 2024, and $31,417,890 as of March 31, 2024)	31,505,264	30,788,301
Right-of-use asset – operating lease	255,000	289,910
Total assets	$66,705,284	$66,780,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$174,243	$127,154
Accrued payroll and other	1,338,811	729,215
Operating lease liability	180,262	179,372
Total current liabilities	1,693,316	1,035,741
Long-term operating lease liability	132,388	175,775
Total liabilities	1,825,704	1,211,516

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,833,676 issued and outstanding as of June 30 and March 31, 2024	48,337	48,337
Additional paid-in capital	19,573,254	19,554,812
Accumulated other comprehensive loss	(748,927)	(777,637)
Retained earnings	46,006,916	46,743,005
Total shareholders’ equity	64,879,580	65,568,517
Total liabilities and shareholders’ equity	$66,705,284	$66,780,033

*The March 31, 2024 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,
	2024	2023
Revenue
Product sales	$6,615,859	$8,700,092
Contract research and development	167,385	131,322
Total revenue	6,783,244	8,831,414
Cost of sales	975,494	2,079,623
Gross profit	5,807,750	6,751,791
Expenses
Research and development	878,528	695,992
Selling, general, and administrative	540,404	475,115
Credit loss expense	-	212,440
Total expenses	1,418,932	1,383,547
Income from operations	4,388,818	5,368,244
Interest income	493,959	436,526
Income before taxes	4,882,777	5,804,770
Provision for income taxes	785,190	1,401,040
Net income	$4,097,587	$4,403,730
Net income per share – basic	$0.85	$0.91
Net income per share – diluted	$0.85	$0.91
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,833,676	4,832,166
Diluted	4,838,995	4,840,571

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,
	2024	2023
Net income	$4,097,587	$4,403,730
Unrealized gain (loss) from marketable securities, net of tax	28,710	(234,701)
Comprehensive income	$4,126,297	$4,169,029

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2024	4,833,676	48,337	$19,554,812	$(777,637)	$46,743,005	$65,568,517
Comprehensive income:
Unrealized gain on marketable securities, net of tax				28,710		28,710
Net income					4,097,587	4,097,587
Total comprehensive income						4,126,297
Stock-based compensation			18,442			18,442
Cash dividends declared ($1.00 per share of common stock)					(4,833,676)	(4,833,676)
Balance as of June 30, 2024	4,833,676	48,337	$19,573,254	$(748,927)	$46,006,916	$64,879,580

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$4,097,587	$4,403,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75,594	77,022
Corporate bonds discount amortization	(53,219)	(17,565)
Provision for current estimate of credit losses	-	212,440
Stock-based compensation	18,442	10,536
Deferred income taxes	(147,844)	(87,000)
Changes in operating assets and liabilities:
Accounts receivable	1,044,815	913,872
Inventories	(6,047)	124,848
Prepaid expenses and other assets	208,876	(10,243)
Accounts payable and accrued expenses	614,188	(602,338)
Net cash provided by operating activities	5,852,392	5,025,302

INVESTING ACTIVITIES
Purchases of fixed assets	(916,634)	(4,131)
Purchases of marketable securities	(6,580,140)	(3,937,835)
Proceeds from maturities of marketable securities	2,200,000	3,400,000
Net cash used in investing activities	(5,296,774)	(541,966)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	117,527
Payment of dividends to shareholders	(4,833,676)	(4,830,826)
Net cash used in financing activities	(4,833,676)	(4,713,299)
Decrease in cash and cash equivalents	(4,278,058)	(229,963)

Cash and cash equivalents at beginning of period	10,283,550	1,669,896

Cash and cash equivalents at end of period	$6,005,492	$1,439,933

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$1,195,542

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and the Notes to Financial Statements have been condensed as permitted. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and Notes included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The results of operations for the quarter ended June 30, 2024, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2025.

Significant accounting policies

A description of our significant accounting policies and estimates is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. As of June 30, 2024, there were no changes to our significant accounting policies.

NOTE 3. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

There were no additions to the new accounting standards not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

We do not expect the adoption of accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date to have a material impact on our financial statements when they are adopted.

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended June 30,
	2024	2023
Weighted average common shares outstanding – basic	4,833,676	4,832,166
Dilutive effect of stock options	5,319	8,405
Shares used in computing net income per share – diluted	4,838,995	4,840,571

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of June 30, 2024:

	Total	<1 Year	1–3 Years	3–5 Years
Money market funds	$5,775,400	$5,775,400	$-	$-
Corporate bonds	47,176,191	15,670,927	23,206,787	8,298,477
Total	$52,951,591	$21,446,327	$23,206,787	$8,298,477

Total marketable securities represented approximately 80% of our total assets as of June 30, 2024. Marketable securities as of June 30, 2024, had remaining maturities between four and 58 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included on the balance sheets in “Marketable securities, short term” and “Marketable securities, long term.” Accrued interest receivables were $334,757 as of June 30, 2024, and $460,627 as of March 31, 2024, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of June 30, 2024, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$5,775,400
AA+	3,798,418
AA	9,553,228
AA-	21,145,888
A+	2,878,474
A	9,800,183
Total	$52,951,591

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of June 30, 2024			As of March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$5,775,400	$-	$5,775,400	$9,842,796	$-	$9,842,796
Corporate bonds	-	47,176,191	47,176,191	-	42,706,080	42,706,080
Total	$5,775,400	$47,176,191	$52,951,591	$9,842,796	$42,706,080	$52,548,876

The following table shows the amortized cost, fair value and gross unrealized holding gains and losses of our marketable securities as of June 30 and March 31, 2024:

	As of June 30, 2024				As of March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$5,775,400	$-	$-	$5,775,400	$9,842,796	$-	$-	$9,842,796
Corporate bonds	48,134,879	-	(958,688)	47,176,191	43,701,520	930	(996,370)	42,706,080
Total	$53,910,279	$-	$(958,688)	$52,951,591	$53,544,316	$930	$(996,370)	$52,548,876

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities for which an allowance for credit losses has not been recorded, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2024.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of June 30, 2024
Corporate bonds	$10,556,505	$(23,647)	$36,619,686	$(935,041)	$47,176,191	$(958,688)
Total	$10,556,505	$(23,647)	$36,619,686	$(935,041)	$47,176,191	$(958,688)

As of March 31, 2024
Corporate bonds	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)
Total	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)

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

Unrealized losses on our marketable securities and their tax effects are as follows:

	Quarter Ended June 30,
	2024	2023
Unrealized gain (loss) from marketable securities	$36,751	$(300,437)
Tax effects	(8,041)	65,736
Unrealized gain (loss) from marketable securities, net of tax	$28,710	$(234,701)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES ON ACCOUNTS RECEIVABLES

The following table shows a roll forward of the allowance for credit losses on our accounts receivable:

Allowance for credit losses as of March 31, 2024	$15,000
Change in provision for current expected credit losses	-
Allowance for credit losses as of June 30, 2024	$15,000

NOTE 7. INVENTORIES

Inventories are shown in the following table:

	June 30, 2024	March 31, 2024
Raw materials	$1,814,443	$1,982,657
Work in process	3,058,150	2,641,085
Finished goods	2,292,039	2,534,843
Total inventories	$7,164,632	$7,158,585

NOTE 8. STOCK-BASED COMPENSATION

Stock-based compensation expense was $18,442 for the first quarter of fiscal 2025 and $10,536 for the first quarter of fiscal 2024. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2024, federal and state estimated tax liabilities of $912,411 were included in the balance sheet in “Accrued payroll and other.”

We had no unrecognized tax benefits as of June 30, 2024, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2024, we had no accrued interest related to uncertain tax positions. The tax years 2020 through 2023 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 10. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring March 31, 2026. Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

Quarter Ended June 30, 2024
Operating lease cost	$37,754

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$45,341
Remaining lease term	21 months
Discount rate	3.5%

The following table shows the maturities of lease liabilities as of June 30, 2024:

Year Ending March 31,	Operating Lease Liabilities
2025	136,930
2026	184,995
Total lease payments	321,925
Imputed lease interest	(9,275)
Total lease liabilities	$312,650

NOTE 11. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of June 30, 2024. We did not repurchase any of our Common Stock during the first quarter of fiscal 2025.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $28,767 for the first quarter of fiscal 2025 and $27,078 for the first quarter of fiscal 2024.

NOTE 13. SUBSEQUENT EVENTS

On July 17, 2024, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 30, 2024, to shareholders of record as of the close of business July 29, 2024.

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

Further information regarding our risks and uncertainties is contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

General

NVE Corporation referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. As of June 30, 2024, our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2024, compared to quarter ended June 30, 2023

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended June 30,		Quarter- to-Quarter
	2024	2023	Change
Revenue
Product sales	97.5%	98.5%	(24.0	) %
Contract research and development	2.5%	1.5%	27.5%
Total revenue	100.0%	100.0%	(23.2	) %
Cost of sales	14.4%	23.5%	(53.1	) %
Gross profit	85.6%	76.5%	(14.0	) %
Expenses
Research and development	13.0%	7.9%	26.2%
Selling, general, and administrative	7.9%	5.4%	13.7%
Credit loss expense	-%	2.4%	-%
Total expenses	20.9%	15.7%	2.6%
Income from operations	64.7%	60.8%	(18.2	) %
Interest income	7.3%	4.9%	13.2%
Income before taxes	72.0%	65.7%	(15.9	) %
Provision for income taxes	11.6%	15.8%	(44.0	) %
Net income	60.4%	49.9%	(7.0	) %

Total revenue for the quarter ended June 30, 2024 (the first quarter of fiscal 2025) decreased 23% compared to the quarter ended June 30, 2023 (the first quarter of fiscal 2024). The decrease was due to a 24% decrease in product sales, partially offset by a 28% increase in contract research and development revenue. The decrease in product sales was due to decreased purchases by existing customers. The increase in contract research and development revenue was due to new contracts.

Gross margin percentage for the first quarter of fiscal 2025 was 86%, compared to 77% the prior-year quarter. The increase in gross margin percentage was due to a more profitable product mix and a larger portion of direct rather than distributor sales.

Total expenses increased 3% for the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024 due to a 26% increase in research and development expense and a 14% increase in selling, general, and administrative expense, partially offset by a $212,440 decrease in credit loss expense. The increase in research and development expense was due to increased new product development activities. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing activities. The decrease in credit loss expense was due to a favorable change in our estimate of expected credit losses as of June 30, 2024.

Interest income for the first quarter of fiscal 2025 increased 13% due to higher yields on securities purchased after June 30, 2023.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, decreased to 16% for the first quarter of fiscal 2025 compared to 24% for the first quarter of fiscal 2024. The decrease was due to changes in the timing and amounts of federal tax credits and deductions.

The 7% decrease in net income in the first quarter of fiscal 2025 compared to the prior-year quarter was primarily due to decreased revenue, partially offset by increased gross profit margin as a percentage of revenue, increased interest income, and a lower effective tax rate.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $6,005,492 as of June 30, 2024, compared to $10,283,550 as of March 31, 2024. The $4,278,058 decrease in cash and cash equivalents during the first quarter of fiscal 2025 was due to $4,833,676 of cash used in financing activities and $5,296,774 of net cash used in investing activities, partially offset by $5,852,392 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for the current and prior-year quarters. Net cash provided by operating activities increased 16% to $5,852,392 for the first quarter of fiscal 2025 compared to $5,025,302 for the first quarter of fiscal 2024.

Accounts receivable decreased $1,044,815 during the first quarter of fiscal 2025 primarily due to decreased revenue and the timing of customer payments.

Accounts payable and accrued expenses increased $614,188 primarily due to increased federal income tax liability and changes in the timing of estimated tax payments.

Investing Activities

Cash used by investing activities during the quarter ended June 30, 2024, consisted of $6,580,140 of marketable securities purchases and $916,634 of fixed asset purchases, partially offset by $2,200,000 in proceeds from maturities of marketable securities. Fixed asset purchases consisted of a $916,634 down payment on production equipment expected to be delivered in fiscal 2026. We plan to significantly increase fixed asset purchases in fiscal 2025 and 2026 compared to fiscal 2024 to support increases in production capacity and new product development.

Financing Activities

Cash used in financing activities during the quarter ended June 30, 2024, consisted of $4,833,676 of cash dividends paid to shareholders.

In addition to cash dividends to shareholders paid in the first quarter of fiscal 2025, on July 17, 2024, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,833,676 based on shares outstanding as of June 30, 2024, to be paid on August 30, 2024.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended June 30, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

NVE CORPORATION
(Registrant)

July 17, 2024	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 17, 2024	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer