Form 10-Q
period 2024-09-30
NVE CORP /NEW/
filed 2024-10-23
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2024

or

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

Common Stock, $0.01 Par Value – 4,834,020 shares outstanding as of Septelmber 30, 2024.

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) September 30, 2024	March 31, 2024*
ASSETS
Current assets
Cash and cash equivalents	$3,096,179	$10,283,550
Marketable securities, short-term (amortized cost of $20,002,199 as of September 30, 2024, and $12,283,630 as of March 31, 2024)	19,836,293	11,917,779
Accounts receivable, net of allowance for credit losses of $15,000 as of September 30 and March 31, 2024	2,952,431	3,144,833
Inventories	7,417,611	7,158,585
Prepaid expenses and other assets	533,233	689,349
Total current assets	33,835,747	33,194,096
Fixed assets
Machinery and equipment	11,626,533	10,501,096
Leasehold improvements	1,956,309	1,956,309
	13,582,842	12,457,405
Less accumulated depreciation	11,560,984	11,403,383
Net fixed assets	2,021,858	1,054,022
Deferred tax assets	1,518,646	1,453,704
Marketable securities, long-term (amortized cost of $28,203,595 as of September 30, 2024, and $31,417,890 as of March 31, 2024)	28,281,803	30,788,301
Right-of-use asset – operating lease	219,747	289,910
Total assets	$65,877,801	$66,780,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$170,077	$127,154
Accrued payroll and other	580,274	729,215
Operating lease liability	181,159	179,372
Total current liabilities	931,510	1,035,741
Long-term operating lease liability	88,651	175,775
Total liabilities	1,020,161	1,211,516

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,834,020 issued and outstanding as of September 30, 2024 and 4,833,676 as of March 31, 2024	48,340	48,337
Additional paid-in capital	19,678,425	19,554,812
Accumulated other comprehensive loss	(68,510)	(777,637)
Retained earnings	45,199,385	46,743,005
Total shareholders’ equity	64,857,640	65,568,517
Total liabilities and shareholders’ equity	$65,877,801	$66,780,033

*The March 31, 2024 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30,
	2024	2023
Revenue
Product sales	$6,104,433	$7,117,122
Contract research and development	654,257	16,154
Total revenue	6,758,690	7,133,276
Cost of sales	947,254	1,599,866
Gross profit	5,811,436	5,533,410
Expenses
Research and development	847,603	683,208
Selling, general, and administrative	568,241	433,785
Recovery of credit losses	-	(202,926)
Total expenses	1,415,844	914,067
Income from operations	4,395,592	4,619,343
Interest income	464,429	512,092
Income before taxes	4,860,021	5,131,435
Provision for income taxes	833,876	407,869
Net income	$4,026,145	$4,723,566
Net income per share – basic	$0.83	$0.98
Net income per share – diluted	$0.83	$0.98
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,833,855	4,833,401
Diluted	4,839,291	4,840,770

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30,
	2024	2023
Net income	$4,026,145	$4,723,566
Unrealized gain (loss) from marketable securities, net of tax	680,417	(53,588)
Comprehensive income	$4,706,562	$4,669,978

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended September 30,
	2024	2023
Revenue
Product sales	$12,720,292	$15,817,214
Contract research and development	821,642	147,476
Total revenue	13,541,934	15,964,690
Cost of sales	1,922,748	3,679,489
Gross profit	11,619,186	12,285,201
Expenses
Research and development	1,726,131	1,379,200
Selling, general, and administrative	1,108,645	908,900
Provision for credit losses	-	9,514
Total expenses	2,834,776	2,297,614
Income from operations	8,784,410	9,987,587
Interest income	958,388	948,618
Income before taxes	9,742,798	10,936,205
Provision for income taxes	1,619,066	1,808,909
Net income	$8,123,732	$9,127,296
Net income per share – basic	$1.68	$1.89
Net income per share – diluted	$1.68	$1.89
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,833,766	4,832,786
Diluted	4,839,145	4,840,688

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended September 30,
	2024	2023
Net income	$8,123,732	$9,127,296
Unrealized gain (loss) from marketable securities, net of tax	709,127	(288,289)
Comprehensive income	$8,832,859	$8,839,007

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2024	4,833,676	$48,337	$19,554,812	$(777,637)	$46,743,005	$65,568,517
Comprehensive income:
Unrealized gain on marketable securities, net of tax				28,710		28,710
Net income					4,097,587	4,097,587
Total comprehensive income						4,126,297
Stock-based compensation			18,442			18,442
Cash dividends ($1.00 per share of common stock)					(4,833,676)	(4,833,676)
Balance as of June 30, 2024	4,833,676	$48,337	$19,573,254	$(748,927)	$46,006,916	$64,879,580
Exercise of stock options	344	3	(32)			(29)
Comprehensive income:
Unrealized gain on marketable securities, net of tax				680,417		680,417
Net income					4,026,145	4,026,145
Total comprehensive income						4,706,562
Stock-based compensation			105,203			105,203
Cash dividends ($1.00 per share of common stock)					(4,833,676)	(4,833,676)
Balance as of September 30, 2024	4,834,020	$48,340	$19,678,425	$(68,510)	$45,199,385	$64,857,640

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2023	4,830,826	$48,308	$19,295,442	$(1,213,858)	$48,949,610	$67,079,502
Exercise of stock options	2,575	26	117,501			117,527
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(234,701)		(234,701)
Net income					4,403,730	4,403,730
Total comprehensive income						4,169,029
Stock-based compensation			10,536			10,536
Cash dividends ($1.00 per share of common stock)					(4,830,826)	(4,830,826)
Balance as of June 30, 2023	4,833,401	$48,334	$19,423,479	$(1,448,559)	$48,522,514	$66,545,768
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(53,588)		(53,588)
Net income					4,723,566	4,723,566
Total comprehensive income						4,669,978
Stock-based compensation			106,312			106,312
Cash dividends ($1.00 per share of common stock)					(4,833,401)	(4,833,401)
Balance as of September 30, 2023	4,833,401	$48,334	$19,529,791	$(1,502,147)	$48,412,679	$66,488,657

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$8,123,732	$9,127,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	157,601	154,935
Bonds discount amortization	(124,135)	(40,411)
Provision for credit losses	-	9,514
Stock-based compensation	123,645	116,848
Deferred income taxes	(263,556)	(742,649)
Non-cash operating lease credit	(15,174)	(13,359)
Changes in operating assets and liabilities:
Accounts receivable	192,402	3,598,068
Inventories	(259,026)	(550,756)
Prepaid expenses and other assets	156,116	(401,394)
Accounts payable	42,923	(37,476)
Accrued payroll and other	(148,941)	(835,798)
Net cash provided by operating activities	7,985,587	10,384,818

INVESTING ACTIVITIES
Purchases of fixed assets	(1,125,437)	(16,731)
Purchases of marketable securities	(6,580,140)	(3,937,835)
Proceeds from maturities of marketable securities	2,200,000	8,400,000
Net cash Provided (used) by investing activities	(5,505,577)	4,445,434

FINANCING ACTIVITIES
(Payments on) proceeds from exercise of stock options	(29)	117,527
Payment of dividends to shareholders	(9,667,352)	(9,664,227)
Net cash used in financing activities	(9,667,381)	(9,546,700)

Decrease (increase) in cash and cash equivalents	(7,187,371)	5,283,552

Cash and cash equivalents at beginning of period	10,283,550	1,669,896

Cash and cash equivalents at end of period	$3,096,179	$6,953,448

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,809,878	$3,120,830

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and the Notes to Financial Statements have been condensed as permitted. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and Notes included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The results of operations for the quarter ended September 30, 2024, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2025.

Significant accounting policies

A description of our significant accounting policies and estimates is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. As of September 30, 2024, there were no changes to our significant accounting policies or estimates.

NOTE 3. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

There were no additions to the new accounting standards not yet adopted as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

We do not expect the adoption of accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date to have a material impact on our financial statements when they are adopted.

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended September 30,
	2024	2023
Weighted average common shares outstanding – basic	4,833,855	4,833,401
Dilutive effect of stock options	5,436	7,369
Shares used in computing net income per share – diluted	4,839,291	4,840,770

	Six Months Ended September 30,
	2024	2023
Weighted average common shares outstanding – basic	4,833,766	4,832,786
Dilutive effect of stock options	5,379	7,902
Shares used in computing net income per share – diluted	4,839,145	4,840,688

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of September 30, 2024:

	Total	<1 Year	1–3 Years	3–5 Years
Money market funds	$2,653,557	$2,653,557	$-	$-
Corporate bonds	48,118,096	19,836,293	20,219,709	8,062,094
Total	$50,771,653	$22,489,850	$20,219,709	$8,062,094

Total marketable securities represented approximately 77% of our total assets as of September 30, 2024. Marketable securities as of September 30, 2024, had remaining maturities between one and 55 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included on the balance sheets in “Marketable securities, short term” and “Marketable securities, long term.” Accrued interest receivables were $413,483 as of September 30, 2024, and $460,627 as of March 31, 2024, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of September 30, 2024, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$2,653,557
AA+	3,903,078
AA	9,735,137
AA-	21,573,351
A+	2,990,546
A	9,915,984
Total	$50,771,653

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of September 30, 2024			As of March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$2,653,557	$-	$2,653,557	$9,842,796	$-	$9,842,796
Corporate bonds	-	48,118,096	48,118,096	-	42,706,080	42,706,080
Total	$2,653,557	$48,118,096	$50,771,653	$9,842,796	$42,706,080	$52,548,876

The following table shows the amortized cost, fair value and gross unrealized holding gains and losses of our marketable securities as of September 30 and March 31, 2024:

	As of September 30, 2024				As of March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$2,653,557	$-	$-	$2,653,557	$9,842,796	$-	$-	$9,842,796
Corporate bonds	48,205,794	139,857	(227,555)	48,118,096	43,701,520	930	(996,370)	42,706,080
Total	$50,859,351	$139,857	$(227,555)	$50,771,653	$53,544,316	$930	$(996,370)	$52,548,876

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities for which an allowance for credit losses has not been recorded, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2024.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of September 30, 2024
Corporate bonds	$-	$-	$30,875,572	$(227,555)	$30,875,572	$(227,555)
Total	$-	$-	$30,875,572	$(227,555)	$30,875,572	$(227,555)

As of March 31, 2024
Corporate bonds	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)
Total	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)

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

Unrealized losses on our marketable securities and their tax effects are as follows:

	Quarter Ended September 30,
	2024	2023
Unrealized gain (loss) on marketable securities	$870,990	$(68,597)
Tax effects	(190,573)	15,009
Unrealized gain (loss) on marketable securities, net of tax	$680,417	$(53,588)

	Six Months Ended September 30,
	024	2023
Unrealized gain (loss) from marketable securities	$907,741	$(369,034)
Tax effects	(198,614)	80,745
Unrealized gain (loss) on marketable securities, net of tax	$709,127	$(288,289)

NOTE 6. ALLOWANCE FOR CREDIT LOSSES ON ACCOUNTS RECEIVABLES

The following table shows a roll forward of the allowance for credit losses on our accounts receivable:

Allowance for credit losses as of March 31, 2024	$15,000
Change in provision for current expected credit losses	-
Allowance for credit losses as of September 30, 2024	$15,000

NOTE 7. INVENTORIES

Inventories are shown in the following table:

	Sept. 30, 2024	March 31, 2024
Raw materials	$1,798,541	$1,982,657
Work in process	3,310,310	2,641,085
Finished goods	2,308,760	2,534,843
Total inventories	$7,417,611	$7,158,585

NOTE 8. STOCK-BASED COMPENSATION

Stock-based compensation expense was $105,203 for the second quarter of fiscal 2025, $106,312 for the second quarter of fiscal 2024, $123,645 for the first six months of fiscal 2025, and $116,848 for the first six months of fiscal 2024. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

	Quarter Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Stock options grant	4,000	4,000	6,500	6,500
Stock options exercised	1,000	-	-	1,000

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2024, federal and state estimated tax liabilities of $41,495 were included in the balance sheet in “Accrued payroll and other.”

We had no unrecognized tax benefits as of September 30, 2024, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2024, we had no accrued interest related to uncertain tax positions. The tax years ended March 31, 2020 through March 31, 2023 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 10. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring March 31, 2026. Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Quarter Ended September		Six Months Ended September
	2024	2023	2024	2023
Operating lease cost	$37,754	37,754	$75,507	75,507

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$43,341	44,433	$90,682	88,866
Remaining lease term	18 months	30 months
Discount rate	3.5%		3.5%

The following table shows the maturities of lease liabilities as of September 30, 2024:

Year Ending March 31,	Operating Lease Liabilities
2025	91,590
2026	184,995
Total lease payments	276,585
Imputed lease interest	(6,775)
Total lease liabilities	$269,810

NOTE 11. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of September 30, 2024. We did not repurchase any of our Common Stock during the first six months of fiscal 2025.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $21,300 for the second quarter of fiscal 2025, $24,406 for the second quarter of fiscal 2024, $50,067 for the first six months of fiscal 2025, and $51,483 for the first six months of fiscal 2024.

NOTE 13. SUBSEQUENT EVENTS

On October 23, 2024, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 29, 2024, to shareholders of record as of the close of business November 4, 2024.

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

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. As of September 30, 2024, our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2024, compared to quarter ended September 30, 2023

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended September 30,		Quarter- to-Quarter
	2024	2023	Change
Revenue
Product sales	90.3%	99.8%	(14.2)%
Contract research and development	9.7%	0.2%	3,950.1%
Total revenue	100.0%	100.0%	(5.3)%
Cost of sales	14.0%	22.4%	(40.8)%
Gross profit	86.0%	77.6%	5.0%
Expenses
Research and development	12.5%	9.6%	24.1%
Selling, general, and administrative	8.4%	6.0%	31.0%
Provision for (recovery of) credit losses	-%	(2.8)%	-%
Total expenses	20.9%	12.8%	54.9%
Income from operations	65.1%	64.8%	(4.8)%
Interest income	6.9%	7.2%	(9.3)%
Income before taxes	72.0%	72.0%	(5.3)%
Provision for income taxes	12.4%	5.8%	104.4%
Net income	59.6%	66.2%	(14.8)%

Total revenue for the quarter ended September 30, 2024 (the second quarter of fiscal 2025) decreased 5% compared to the quarter ended September 30, 2023 (the second quarter of fiscal 2024). The decrease was due to a 14% decrease in product sales, partially offset by a 3,950% increase in contract research and development revenue. The decrease in product sales was due to decreased purchases by existing customers. The increase in contract research and development revenue was due to a major research and development contract completed during the quarter ended September 30, 2024.

Gross margin percentage for the second quarter of fiscal 2025 was 86%, compared to 78% the prior-year quarter. The increase in gross margin percentage was due to a more profitable product mix and a larger portion of direct rather than distributor sales.

Total expenses increased 55% for the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024 due to a 24% increase in research and development expense, a 31% increase in selling, general, and administrative expense and a $202,926 recovery of credit losses in the prior-year quarter. The increase in research and development expense was due to increased new product development activities. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing activities.

Interest income for the second quarter of fiscal 2025 decreased 9% due to lower yields on recently purchased marketable securities.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, increased to 17% for the second quarter of fiscal 2025 compared to 8% for the second quarter of fiscal 2024. The lower tax rate for the prior-year quarter was due to a $202,926 credit loss recovery and changes in the timing and amounts of federal tax credits and deductions.

The 15% decrease in net income in the second quarter of fiscal 2025 compared to the prior-year quarter was primarily due to decreased revenue, increased operating expenses, decreased interest income, and a higher effective tax rate, partially offset by increased gross profit margin.

Six months ended September 30, 2024, compared to six months ended September 30, 2023

The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Six Months Ended Sept. 30,		Period- to-Period
	2024	2023	Change
Revenue
Product sales	93.9%	99.1%	(19.6)%
Contract research and development	6.1%	0.9%	457.1%
Total revenue	100.0%	100.0%	(15.2)%
Cost of sales	14.2%	23.0%	(47.7)%
Gross profit	85.8%	77.0%	(5.4)%
Expenses
Research and development	12.7%	8.6%	25.2%
Selling, general, and administrative	8.2%	5.7%	22.0%
Provision for credit losses	-%	0.1%	-%
Total expenses	20.9%	14.4%	23.4%
Income from operations	64.9%	62.6%	(12.0)%
Interest income	7.1%	5.9%	1.0%
Income before taxes	72.0%	68.5%	(10.9)%
Provision for income taxes	12.0%	11.3%	(10.5)%
Net income	60.0%	57.2%	(11.0)%

Total revenue for the six months ended September 30, 2024, decreased 15% compared to the six months ended September 30, 2023. The decrease was due to a 20% decrease in product sales, partially offset by and a 457% increase in contract research and development revenue. The decrease in product sales was due to decreased purchases by existing customers. The increase in contract research and development revenue was due to a major research and development contract completed during the quarter ended September 30, 2024.

Gross margin percentage for the first six months of fiscal 2025 was 86%, compared to 77% for the first six months of fiscal 2024. The increase in gross margin percentage was due to a more profitable product mix and a larger portion of direct rather than distributor sales.

Total expenses increased 23% for the first six months of fiscal 2025 compared to the first six months of fiscal 2024 due to a 25% increase in research and development expense and a 22% increase in selling, general, and administrative expense. The increase in research and development expense was due to increased new product development activities. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing activities.

The 11% decrease in net income for the first six months of fiscal 2025 compared to the prior-year period was primarily due to decreased revenue and increased expenses, partially offset by increased interest income and increased gross profit margin.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $3,096,179 as of September 30, 2024, compared to $10,283,550 as of March 31, 2024. The $7,187,371 decrease in cash and cash equivalents during the first half of fiscal 2025 was due to $5,505,577 of cash used in investing activities and $9,667,381 of net cash used in financing activities, partially offset by $7,985,587 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for the current and prior-year quarters.

Accounts receivable decreased $192,402 during the first six months of fiscal 2025 primarily due to decreased revenue and the timing of customer payments. Inventories increased $259,026 primarily due to our decision to increase raw material and finished goods inventories in anticipation of a semiconductor industry recovery. Prepaid expenses and other assets decreased $156,116 primarily due to decreased bond interest receivable and prepayments for raw materials. Accounts payable and accrued expenses decreased $106,018 primarily due to decreased accrual for performance-based compensation.

Investing Activities

Cash used by investing activities during the six months ended September 30, 2024, consisted of $6,580,140 of marketable securities purchases and $1,125,437 of fixed asset purchases, partially offset by $2,200,000 in proceeds from maturities of marketable securities. Fixed asset purchases consisted of a $1,125,437 downpayment on production equipment expected to be delivered in fiscal 2026. We plan to significantly increase fixed asset purchases in fiscal 2025 and 2026 compared to fiscal 2024 to support increases in production capacity and new product development.

Financing Activities

Cash used in financing activities during the six months ended September 30, 2024, primarily consisted of $9,667,352 of cash dividends paid to shareholders.

In addition to cash dividends to shareholders paid in the first quarter of fiscal 2025, on October 23, 2024, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,834,020 based on shares outstanding as of September 30, 2024, to be paid on November 29, 2024.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended September 30, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NVE CORPORATION
(Registrant)

October 23, 2024	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 23, 2024	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer