Form 10-Q
period 2024-12-31
NVE CORP /NEW/
filed 2025-01-22
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2024

or

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

Common Stock, $0.01 Par Value – 4,837,166 shares outstanding as of December 31, 2024.

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) December 31, 2024	March 31, 2024*
ASSETS
Current assets
Cash and cash equivalents	$5,485,684	$10,283,550
Marketable securities, short-term (amortized cost of $14,993,163 as of December 31, 2024, and $12,283,630 as of March 31, 2024)	14,907,252	11,917,779
Accounts receivable, net of allowance for credit losses of $15,000 as of December 31 and March 31, 2024	1,355,064	3,144,833
Inventories	7,787,624	7,158,585
Prepaid expenses and other assets	736,481	689,349
Total current assets	30,272,105	33,194,096
Fixed assets
Machinery and equipment	11,663,886	10,501,096
Leasehold improvements	1,956,309	1,956,309
	13,620,195	12,457,405
Less accumulated depreciation	11,645,199	11,403,383
Net fixed assets	1,974,996	1,054,022
Deferred tax assets	1,689,207	1,453,704
Marketable securities, long-term (amortized cost of $29,996,231 as of December 31, 2024, and $31,417,890 as of March 31, 2024)	29,704,367	30,788,301
Right-of-use asset – operating lease	947,889	289,910
Total assets	$64,588,564	$66,780,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$154,683	$127,154
Accrued payroll and other	511,589	729,215
Operating lease liability	84,838	179,372
Total current liabilities	751,110	1,035,741
Long-term operating lease liability	864,966	175,775
Total liabilities	1,616,076	1,211,516

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,166 issued and outstanding as of December 31, 2024 and 4,833,676 as of March 31, 2024	48,372	48,337
Additional paid-in capital	19,806,845	19,554,812
Accumulated other comprehensive loss	(295,358)	(777,637)
Retained earnings	43,412,629	46,743,005
Total shareholders’ equity	62,972,488	65,568,517
Total liabilities and shareholders’ equity	$64,588,564	$66,780,033

*The March 31, 2024 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended December 31,
	2024	2023
Revenue
Product sales	$4,960,488	$6,366,009
Contract research and development	102,557	390,251
Total revenue	5,063,045	6,756,260
Cost of sales	797,622	1,355,067
Gross profit	4,265,423	5,401,193
Expenses
Research and development	869,677	540,895
Selling, general, and administrative	434,783	389,311
Total expenses	1,304,460	930,206
Income from operations	2,960,963	4,470,987
Interest income	474,180	491,671
Other income	135,057	-
Income before taxes	3,570,200	4,962,658
Provision for income taxes	521,790	778,236
Net income	$3,048,410	$4,184,422
Net income per share – basic	$0.63	$0.87
Net income per share – diluted	$0.63	$0.87
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,835,262	4,833,401
Diluted	4,839,124	4,837,230

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended December 31,
	2024	2023
Net income	$3,048,410	$4,184,422
Unrealized gain (loss) on marketable securities, net of tax	(226,848)	748,830
Comprehensive income	$2,821,562	$4,933,252

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Revenue
Product sales	$17,680,780	$22,183,223
Contract research and development	924,199	537,727
Total revenue	18,604,979	22,720,950
Cost of sales	2,720,370	5,034,556
Gross profit	15,884,609	17,686,394
Expenses
Research and development	2,595,808	1,920,095
Selling, general, and administrative	1,543,428	1,298,211
Provision for credit losses	-	9,514
Total expenses	4,139,236	3,227,820
Income from operations	11,745,373	14,458,574
Interest income	1,432,568	1,440,289
Other income	135,057	-
Income before taxes	13,312,998	15,898,863
Provision for income taxes	2,140,856	2,587,145
Net income	$11,172,142	$13,311,718
Net income per share – basic	$2.31	$2.75
Net income per share – diluted	$2.31	$2.75
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,834,382	4,832,992
Diluted	4,839,247	4,839,725

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Net income	$11,172,142	$13,311,718
Unrealized gain on marketable securities, net of tax	482,279	460,541
Comprehensive income	$11,654,421	$13,772,259

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2024	4,833,676	$48,337	$19,554,812	$(777,637)	$46,743,005	$65,568,517
Comprehensive income:
Unrealized gain on marketable securities, net of tax				28,710		28,710
Net income					4,097,587	4,097,587
Total comprehensive income						4,126,297
Stock-based compensation			18,442			18,442
Cash dividends ($1.00 per share of common stock)					(4,833,676)	(4,833,676)
Balance as of June 30, 2024	4,833,676	$48,337	$19,573,254	$(748,927)	$46,006,916	$64,879,580
Exercise of stock options	344	3	(32)			(29)
Comprehensive income:
Unrealized gain on marketable securities, net of tax				680,417		680,417
Net income					4,026,145	4,026,145
Total comprehensive income						4,706,562
Stock-based compensation			105,203			105,203
Cash dividends ($1.00 per share of common stock)					(4,833,676)	(4,833,676)
Balance as of September 30, 2024	4,834,020	$48,340	$19,678,425	$(68,510)	$45,199,385	$64,857,640
Exercise of stock options	3,146	32	114,159			114,191
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(226,848)		(226,848)
Net income					3,048,410	3,048,410
Total comprehensive income						2,821,562
Stock-based compensation			14,261			14,261
Cash dividends ($1.00 per share of common stock)					(4,835,166)	(4,835,166)
Balance as of December 31, 2024	4,837,166	$48,372	$19,806,845	$(295,358)	$43,412,629	$62,972,488

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$11,172,142	$13,311,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	241,816	231,749
Bonds discount amortization	(212,554)	(75,676)
Provision for credit losses	-	9,514
Stock-based compensation	137,906	129,392
Deferred income taxes	(371,436)	(847,235)
Non-cash operating lease credit	(63,322)	(20,039)
Changes in operating assets and liabilities:
Accounts receivable	1,789,769	4,268,102
Inventories	(629,039)	(932,801)
Prepaid expenses and other assets	(47,132)	66,154
Accounts payable	27,529	(111,011)
Accrued payroll and other	(217,626)	(914,836)
Net cash provided by operating activities	11,828,053	15,115,031

INVESTING ACTIVITIES
Purchases of fixed assets	(1,162,790)	(16,731)
Purchases of marketable securities	(11,279,773)	(6,103,185)
Proceeds from maturities of marketable securities	10,205,000	8,400,000
Net cash provided by (used in) investing activities	(2,237,563)	2,280,084

FINANCING ACTIVITIES
Proceeds from exercise of stock options	114,162	117,527
Payment of dividends to shareholders	(14,502,518)	(14,497,628)
Net cash used in financing activities	(14,388,356)	(14,380,101)

Increase (decrease) in cash and cash equivalents	(4,797,866)	3,015,014

Cash and cash equivalents at beginning of period	10,283,550	1,669,896

Cash and cash equivalents at end of period	$5,485,684	$4,684,910

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,782,289	$3,685,861

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and the Notes to Financial Statements have been condensed as permitted. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and Notes included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2024. The results of operations for the quarter ended December 31, 2024, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2025.

Significant accounting policies

A description of our significant accounting policies and estimates is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. As of December 31, 2024, there were no changes to our significant accounting policies or estimates.

Reclassification

The presentation of certain items in the statement of cash flows for the three- and nine-month periods ending December 31, 2023 has been changed to conform to the classifications used in 2024. These reclassifications had no effect on shareholders’ equity, net income, or comprehensive net income as previously reported.

NOTE 3. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date for non-calendar year-end entities such as us. ASU 2024-03 mandates disclosures in the notes to financial statements detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are intended to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. For public business entities, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, which for us will be for fiscal 2028 and for interim reporting periods beginning with the first quarter of fiscal 2029. The adoption will result in disclosure changes only.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended December 31,
	2024	2023
Weighted average common shares outstanding – basic	4,835,262	4,833,401
Dilutive effect of stock options	3,862	3,829
Shares used in computing net income per share – diluted	4,839,124	4,837,230

	Nine Months Ended December 31,
	2024	2023
Weighted average common shares outstanding – basic	4,834,382	4,832,992
Dilutive effect of stock options	4,865	6,733
Shares used in computing net income per share – diluted	4,839,247	4,839,725

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of December 31, 2024:

	Total	<1 Year	1–3 Years	3–5 Years
Money market funds	$5,109,218	$5,109,218	$-	$-
Treasury securities	4,686,781	-	4,686,781	-
Corporate bonds	39,924,838	14,907,252	17,149,882	7,867,704
Total	$49,720,837	$20,016,470	$21,836,663	$7,867,704

Total marketable securities and money market funds represented approximately 77% of our total assets as of December 31, 2024. Marketable securities as of December 31, 2024, had remaining maturities between 10 weeks and 52 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included in “Marketable securities, short term” and “Marketable securities, long term.” Treasury securities are included in “Marketable securities, long term.” Accrued interest receivable was $354,529 as of December 31, 2024, and $460,627 as of March 31, 2024, and is included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of December 31, 2024, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$9,795,999
AA+	3,877,878
AA	9,755,138
AA-	18,408,078
A+	2,915,398
A	4,968,346
Total	$49,720,837

Because we believe it is more likely than not we will recover the cost basis of our investments, we did not record any allowance attributable to credit losses. None of the marketable securities purchased during the period had experienced more-than-insignificant deterioration in credit quality since its origination and were therefore not considered “Purchased Financial Assets with Credit Deterioration.”

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of December 31, 2024			As of March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$5,109,218	$-	$5,109,218	$9,842,796	$-	$9,842,796
Treasury securities	-	4,686,781	4,686,781	-	-	-
Corporate bonds	-	39,924,838	39,924,838	-	42,706,080	42,706,080
Total	$5,109,218	$44,611,619	$49,720,837	$9,842,796	$42,706,080	$52,548,876

The following table shows the amortized cost, fair value and gross unrealized holding gains and losses of our marketable securities as of December 31 and March 31, 2024:

	As of December 31, 2024				As of March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$5,109,218	$-	$-	$5,109,218	$9,842,796	$-	$-	$9,842,796
Treasury securities	4,699,645	-	(12,864)	4,686,781	-	-	-	-
Corporate bonds	40,289,749	40,688	(405,599)	39,924,838	43,701,520	930	(996,370)	42,706,080
Total	$50,098,612	$40,688	$(418,463)	$49,720,837	$53,544,316	$930	$(996,370)	$52,548,876

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2024.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of December 31, 2024
Treasury securities	$4,686,781	$(12,864)	$-	$-	4,686,781	(12,864)
Corporate bonds	7,364,614	(97,789)	25,812,127	(307,810)	$33,176,741	$(405,599)
Total	$12,051,395	$(110,653)	$25,812,127	$(307,810)	$37,863,522	$(418,463)

As of March 31, 2024
Corporate bonds	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)
Total	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)

None of the securities were impaired at acquisition, and subsequent declines in fair value are attributable to interest rate increases. We do not intend to sell, and it is not more likely than not that we will be required to sell, these securities before recovery of their amortized cost basis. The issuers continue to make timely interest payments on these securities.

Unrealized gains and losses on our marketable securities and their tax effects are as follows:

	Quarter Ended December 31,
	2024	2023
Unrealized gain (loss) on marketable securities	$(290,384)	$958,564
Tax effects	63,536	(209,734)
Unrealized gain (loss) on marketable securities, net of tax	$(226,848)	$748,830

	Nine Months Ended December 31,
	2024	2023
Unrealized gain from marketable securities	$617,665	$589,530
Tax effects	(135,386)	(128,989)
Unrealized gain on marketable securities, net of tax	$482,279	$460,541

NOTE 6. ALLOWANCE FOR CREDIT LOSSES ON ACCOUNTS RECEIVABLES

The following table shows a roll forward of the allowance for credit losses on our accounts receivable:

Allowance for credit losses as of March 31, 2024	$15,000
Change in provision for current expected credit losses	-
Allowance for credit losses as of December 31, 2024	$15,000

NOTE 7. INVENTORIES

Inventories are shown in the following table:

	Dec. 31, 2024	March 31, 2024
Raw materials	$1,742,871	$1,982,657
Work in process	3,795,112	2,641,085
Finished goods	2,249,641	2,534,843
Total inventories	$7,787,624	$7,158,585

NOTE 8. STOCK-BASED COMPENSATION

Stock-based compensation expense was $14,261 for the third quarter of fiscal 2025, $12,544 for the third quarter of fiscal 2024, $137,906 for the first nine months of fiscal 2025, and $129,392 for the first nine months of fiscal 2024. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

	Quarter Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Stock options grant	-	4,000	6,500	6,500
Stock options exercised	8,000	-	9,000	4,000

During the three and nine months ended December 31, 2024 there were 6,000 and 7,000 stock options, respectively, exchanged in a cashless net option exercise which resulted in 1,146 and 1,490 shares issued, respectively. During the nine months ended December 31, 2023 there were 2,000 stock options exchanged in a cashless net option exercise which resulted in 575 shares issued.

NOTE 9. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2024, federal and state estimated tax overpayments of $301,246 were included in the balance sheet in “Prepaid expenses and other assets.”

We had no unrecognized tax benefits as of December 31, 2024, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2024, we had no accrued interest related to uncertain tax positions. The tax years ended March 31, 2020 through March 31, 2024 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 10. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring May 31, 2031. Effective November 4, 2024 we executed an Amendment extending our lease, which would have expired March 31, 2026 without the Amendment. Liabilities under the lease Amendment are included in the lease-liabilities table below. For further details on obligations under our lease as amended, refer to our Form 8-K/A filed on November 7, 2024 and referenced in Item 6 of this Report.

Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease cost	$44,727	37,754	$120,235	113,261

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$45,341	44,433	$136,023	133,299
Right-of-use assets obtained in exchange for new lease liabilities
Operating lease	$710,665	-	-	-
Remaining lease term	78 months		78 months
Discount rate	7.8%		7.8%

The following table shows the maturities of lease liabilities as of December 31, 2024:

Year Ending March 31,	Operating Lease Liabilities
2025	46,249
2026	84,995
2027	172,142
2028	213,284
2029	220,216
2030	227,373
2031	234,762
2032	40,399
Total lease payments	1,239,420
Imputed lease interest	(289,616)
Total lease liabilities	$949,804

NOTE 11. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of December 31, 2024. We did not repurchase any of our Common Stock during the first nine months of fiscal 2025.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $22,375 for the third quarter of fiscal 2025, $27,904 for the third quarter of fiscal 2024, $72,442 for the first nine months of fiscal 2025, and $79,388 for the first nine months of fiscal 2024.

NOTE 13. SUBSEQUENT EVENTS

On January 22, 2025, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid February 28, 2025, to shareholders of record as of the close of business February 3, 2025.

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

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024. As of December 31, 2024, our critical accounting policies and estimates continued to include investment valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2024, compared to quarter ended December 31, 2023

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended December 31,		Quarter- to-Quarter
	2024	2023	Change
Revenue
Product sales	98.0%	94.2%	(22.1)%
Contract research and development	2.0%	5.8%	(73.7)%
Total revenue	100.0%	100.0%	(25.1)%
Cost of sales	15.8%	20.1%	(41.1)%
Gross profit	84.2%	79.9%	(21.0	) %
Expenses
Research and development	17.2%	8.0%	60.8%
Selling, general, and administrative	8.6%	5.8%	11.7%
Total expenses	25.8%	13.8%	40.2%
Income from operations	58.4%	66.1%	(33.8	) %
Interest income	9.4%	7.3%	(3.6)%
Other income	2.7%	-%	-
Income before taxes	70.5%	73.4%	(28.1)%
Provision for income taxes	10.3%	11.5%	(33.0	) %
Net income	60.2%	61.9%	(27.1)%

Total revenue for the quarter ended December 31, 2024 (the third quarter of fiscal 2025) decreased 25% compared to the quarter ended December 31, 2023 (the third quarter of fiscal 2024). The decrease was due to a 22% decrease in product sales and a 74% decrease in contract research and development revenue. The decrease in product sales was due to decreased purchases by existing customers. The decrease in contract research and development revenue was due to the completion of certain contracts.

Gross margin for the third quarter of fiscal 2025 was 84% of revenue, compared to 80% the prior-year quarter. The increase in gross margin percentage was due to a more profitable product mix and a larger portion of direct rather than distributor sales.

Total expenses increased 40% for the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024 due to a 61% increase in research and development expense and a 12% increase in selling, general, and administrative expense. The increase in research and development expense was due to increased new product development activities. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing activities.

Interest income for the third quarter of fiscal 2025 decreased 4% due to a decrease in marketable securities and lower yields on recently purchased marketable securities.

Other income in the third quarter of fiscal 2025 was primarily from the reclaiming of precious metals used in our manufacturing process.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, decreased to 15% for the third quarter of fiscal 2025 compared to 16% for the third quarter of fiscal 2024. The decrease in our effective tax rate compared to the prior-year quarter was due changes in the timing and amounts of federal tax credits and deductions.

The 27% decrease in net income in the third quarter of fiscal 2025 compared to the prior-year quarter was primarily due to decreased revenue, increased operating expenses, and decreased interest income, partially offset by increased gross profit margin, increased other income, and a lower effective tax rate.

Nine months ended December 31, 2024, compared to nine months ended December 31, 2023

The table shown below summarizes the percentage of revenue and period-to-period changes for various items:

	Percentage of Revenue Nine Months Ended Dec. 31,		Period- to-Period
	2024	2023	Change
Revenue
Product sales	95.0%	97.6%	(20.3)%
Contract research and development	5.0%	2.4%	71.9%
Total revenue	100.0%	100.0%	(18.1)%
Cost of sales	14.6%	22.2%	(46.0)%
Gross profit	85.4%	77.8%	(10.2)%
Expenses
Research and development	14.0%	8.5%	35.2%
Selling, general, and administrative	8.2%	5.7%	18.9%
Provision for credit losses	-%	0.0%	-
Total expenses	22.2%	14.2%	28.2%
Income from operations	63.2%	63.6%	(18.8)%
Interest income	7.7%	6.3%	(0.5	) %
Other income	0.7%	-	-
Income before taxes	71.6%	69.9%	(16.3)%
Provision for income taxes	11.6%	11.3%	(17.3)%
Net income	60.0%	58.6%	(16.1)%

Total revenue for the nine months ended December 31, 2024, decreased 18% compared to the nine months ended December 31, 2023. The decrease was due to a 20% decrease in product sales, partially offset by a 72% increase in contract research and development revenue. The decrease in product sales was due to decreased purchases by existing customers. The increase in contract research and development revenue was due to a major research and development contract completed during the nine months ended December 31, 2024.

Gross margin for the first nine months of fiscal 2025 was 85% of revenue, compared to 78% for the first nine months of fiscal 2024. The increase in gross margin percentage was due to a more profitable product mix and a larger portion of direct rather than distributor sales.

Total expenses increased 28% for the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024 due to a 35% increase in research and development expense and a 19% increase in selling, general, and administrative expense. The increase in research and development expense was due to increased new product development activities. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing activities.

The 16% decrease in net income for the first nine months of fiscal 2025 compared to the prior-year period was primarily due to decreased revenue, increased operating expenses, and decreased interest income, partially offset by increased other income and increased gross profit margin.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $5,485,684 as of December 31, 2024, compared to $10,283,550 as of March 31, 2024. The $4,797,866 decrease in cash and cash equivalents during the first nine months of fiscal 2025 was due to $2,237,563 of cash used in investing activities and $14,388,356 of net cash used in financing activities, partially offset by $11,828,053 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for the current and prior-year quarters.

Accounts receivable decreased $1,789,769 during the first nine months of fiscal 2025 primarily due to decreased revenue and the timing of customer payments. Inventories increased $629,039 primarily due to our decision to increase inventories in anticipation of a semiconductor industry recovery. Prepaid expenses and other assets increased $47,132 primarily due to the timing of federal estimated tax payments. Accrued payroll and other expenses decreased $217,626 primarily due to decreased accrual for performance-based compensation.

Investing Activities

Cash used by investing activities during the nine months ended December 31, 2024, consisted of $11,279,773 of marketable securities purchases and $1,162,790 of fixed asset purchases, partially offset by $10,205,000 in proceeds from maturities of marketable securities. Fixed asset purchases consisted primarily of a $1,125,437 downpayment on production equipment expected to be delivered in fiscal 2026. We plan to significantly increase fixed asset purchases in fiscal 2025 and 2026 compared to fiscal 2024 to support increases in production capacity and new product development.

Financing Activities

Cash used in financing activities during the nine months ended December 31, 2024, consisted of $14,502,518 of cash dividends paid to shareholders, partially offset by $114,162 in proceeds from stock option exercises.

In addition to cash dividends to shareholders paid in the first quarter of fiscal 2025, on January 22, 2025, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,837,166 based on shares outstanding as of December 31, 2024, to be paid on February 28, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended December 31, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

.

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits.

Exhibit #	Description
10.1	Sixth amendment to lease between the company and GRE–Bryant Lake, LLC (incorporated by reference to the Form 8-K/A filed November 7, 2024).

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NVE CORPORATION
(Registrant)

January 22, 2025	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 22, 2025	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer