Form 10-K
period 2025-03-31
NVE CORP /NEW/
filed 2025-05-07
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $265 million.

The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of March 31, 2025 was 4,837,166.

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

Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 542)
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements made in this Report or the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the Reform Act. Forward-looking statements may be identified by the use of terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations of these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of NVE, you should be aware that our actual financial condition, operating results, and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to the economic environments in the industries we serve, uncertainties related to future sales and revenues, risks and uncertainties related to tariffs, customs, duties, and other trade barriers, risks and uncertainties related to future stock repurchases and dividend payments, and other specific risks that may be alluded to in this Report or the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

A more advanced type of spintronic structure we use is based on tunneling magnetoresistance (TMR). Such devices are known as Spin-Dependent Tunnel (SDT) junctions or Magnetic Tunnel Junctions (MTJs). SDT junctions use tunnel barriers that are so thin that electrons can “tunnel” through a normally insulating material to cause a resistance change. SDT barrier thicknesses can be in the range of one to four nanometers (less than ten molecular layers).

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

Power Products and Markets

Power products include voltage regulators, interface ICs, DC-to-DC convertors, and products that combine couplers and DC-to-DC convertors to transmit energy as well as data. Our isolated DC-to-DC convertors transfer energy between systems without direct electrical connections and are used in energy conversion systems and industrial networks for the IIoT. Energy conversion applications include battery energy storage systems and hybrid/electric vehicles.

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

Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility and do wafer-level inspection and testing.

We either dice wafers to be sold in die form, send wafers to Asia for dicing and packaging, or process wafers into Wafer-Level Chip-Scale Parts (WLCSPs).

Packaged parts are returned to us to be tested, inventoried, and shipped. Alternatively, the process to convert wafers to WLCSPs includes attaching solder balls, electrical testing, and wafer dicing.

Our facility has been certified under the ISO 9001:2015 quality management standard and is an Approved Place of Manufacture under ECS/CIG 021-024: 2014.

Sales and Product Distribution

We rely on distributors who stock and resell our products in more than 75 countries. Distributors of our products include America II Electronics, Inc., Angst+Pfister Sensors and Power, and Digi-Key Corporation. Our distributor agreements generally renew annually. In addition, we distribute versions of some of our products under private-brand partnerships with large integrated device manufacturers. These private-brand partnerships broaden our distribution and enhance our sales support, technical support, and product awareness.

New Product Status

In the past year, we began marketing several new and improved products, including:

•high-sensitivity ultraminiature sensors;

•a new type of rotation sensor;

•our first Wafer-Level Chip-Scale sensors;

•advanced position sensors; and

•new product evaluation boards.

Long-term product development programs in fiscal 2025 included:

•ultrahigh-sensitivity TMR sensors;

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

Intellectual Property
Patents

As of March 31, 2025, we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, several U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

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

Dependence on Major Customers

We rely on several large customers for a significant percentage of our revenue, including Abbott Laboratories, certain distributors, and certain other customers. The loss of one or more of these customers could have a material adverse effect on us.

Government Regulations

We are subject to government regulations including, but not limited to, regulations related to environmental matters, tax matters, securities regulations, conflict minerals, ethics and foreign corrupt practices, import and export controls, tariffs and duties on incoming and outgoing goods, product safety and liability, workplace health and safety, labor and employment, and data privacy. We incur and expect to continue to incur costs and expenses to comply with these regulations and may incur penalties for any failure to do so.

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

Human Capital Resources

Employee Headcount

We had 42 employees as of March 31, 2025, 41 of whom were full-time. We had no contingent workers. Our hiring was limited in fiscal 2025, in line with depressed industry conditions.

Workforce Demographics

Although we are not required to file forms with the U.S. Equal Employment Opportunity Commission, we assessed our demographics using the data collection procedures for EEOC form EEO-1. Specifically, we conducted a voluntary survey for self-identification and supplemented those data with personnel data and observer identification. Minnesota data are from U.S. Census Bureau data for the latest quarter available.

Gender Demographics

The gender demographics of our workforce compared to those of all Minnesota workers were as follows as of March 31, 2025:

Gender	NVE	Minnesota
Male	69%	50%
Female	31%	50%

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

Racial Demographics

Our workforce demographics by race as of March 31, 2025, were as follows:

Race	NVE	Minnesota
African American or Black	10%	8%
American Indian or Alaska Native	2%	1%
Asian	19%	6%
White or Caucasian	69%	83%

Educational Demographics

We have a highly educated workforce. Forty-three percent of our employees have bachelor’s or advanced degrees compared to 26% of all Minnesota workers.

Employee Turnover

Our voluntary employee turnover was 4% for fiscal 2025. Voluntary turnover is calculated as the number of regular full-time employees as of March 31, 2024 who left voluntarily in the year ended March 31, 2025 (excluding retirements), divided by the average number of employees. We define average number of employees as the average of the employees at the beginning and at the end of the fiscal year.

Executive Demographics

We have three Named Executive Officers. All three are male; one identifies as African American.

Board of Directors Demographics

Two of our five directors are women; one identifies as Asian.

Women and Families

We have family-friendly policies and fully comply with the Minnesota Women’s Economic Security Act (WESA) by providing reasonable accommodations to employees for health conditions related to pregnancy or childbirth and up to 12 weeks of pregnancy and parental leave. Additionally, Minnesota’s paid family and medical leave law, which provides paid time off during or following a pregnancy, goes into effect on January 1, 2026. We are preparing for the timely implementation of such paid leave.

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

Employee Health and Safety

NVE is committed to providing a safe and healthy work environment. The Compensation Committee of our Board of Directors oversees employee health and safety. We offer employees a variety of health and fitness resources in conjunction with our medical insurance.

Employee Development and Training

NVE provides paid training including paid on-the-job training, specialized online training, tuition reimbursement, and paid internships.

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

Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. Most of the dollar volume of our wafer purchases are from foreign manufacturers, some of which have been subject to tariffs and could be subject to larger tariffs or restrictions in the future. Wafer supplies could be affected by acts of God such as floods, typhoons, cyclones, earthquakes, or pandemics, and risks related to extreme weather may be exacerbated by the effects of climate change. Wafer supply interruptions for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

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

We have agreements with certain customers, including a Supplier Partnering Agreement, as amended, with Abbott Laboratories, which expires December 31, 2025. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although in the past we have continued to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms could have a significant adverse impact on our revenue or profitability.

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

Foreign sales are a significant portion of our revenue and we rely on foreign suppliers, especially in Asia. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; acts of God, including floods, typhoons, cyclones, and earthquakes; public health crises including, but not limited to, difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements; changes in import/export regulations and tariffs; transportation delays; and other uncertainties relating to the administration of, or changes in, or new interpretations of, the laws, regulations, and policies of jurisdictions where we do business. Current or future U.S. tariffs on imports could lead to supply-chain disruptions or increase our cost of imported materials, which could negatively impact our profitability. Additionally, foreign tariffs on our exported products could increase the price of our products in international markets, which could reduce revenues.

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

We face various cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, and denial-of-service attacks. Additionally, there is a risk of disruptions due to failures of our information technology infrastructure or service provider outages. We maintain policies and procedures for the mitigation of information technology risks, and we maintain data backups, backup hardware, and some redundant systems. Our risk mitigation measures may not be effective in all scenarios, however, and any cybersecurity events could disrupt our operations, harm our reputation, expose us to liability, compromise our eligibility for research and development contracts involving sensitive or classified information, or have other effects.

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

As of March 31, 2025, we held $39,996,216 in short-term and long-term marketable securities, representing approximately 62% of our total assets. Business conditions, bond-market conditions, and interest rate increases beyond our control or ability to anticipate can cause credit-rating downgrades, increased default risk, or unrealized losses. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Any impairments of our marketable securities could impact our financial condition, income, or cash flows, or our ability to pay dividends.

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

The economic environment could have a material adverse impact on our business and revenue. An international “trade war” could negatively impact the economic environment. We sell products in the semiconductor market, which has been especially cyclical. We cannot predict the timing, strength, or duration of any economic slowdown, recession, semiconductor-industry slowdown, or subsequent recovery.

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

Cybersecurity Risk Management

We operate under written cybersecurity policies and procedures, and we use a risk-based approach to information security and periodically assess our cybersecurity risks. Our risk management strategy is based on the following principles:

•Our business does not require us to collect personal customer information. We minimize other cybersecurity risks by using specialized service providers for sensitive operations such as payroll processing, credit card transactions, email, and remote data backup. We verify our information service providers’ cybersecurity policies.

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

•Actions to correct any deficiencies and reduce or eliminate vulnerabilities.

•Written cybersecurity contingency plans, including plans for various specific scenarios.

•Training and testing for all employees on cybersecurity risks, mitigation, and best practices. New employees are required to complete cybersecurity training and testing, and annual training and testing is required for all employees.

Cybersecurity Governance

Our cybersecurity governance is designed to ensure that risks are managed consistently and effectively. Key elements are:

•Written policies and procedures that govern the use of information technology and the handling of sensitive information.

•Written incident response plans.

•Regular cybersecurity reporting to the Audit Committee.

We have a full-time information technology specialist who reports directly to our CEO and is responsible for assessing and managing cybersecurity risks. Both our information technology specialist and our CEO have extensive experience managing our cybersecurity. We have not engaged third-party service providers for cybersecurity, because we believe it is better to have the expertise in-house.

ITEM 2. PROPERTIES.

Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344, and leased under an agreement expiring May 31, 2031. The space consists of 21,362 square feet of offices, laboratories, and production areas. We expanded the facility’s production space in the past fiscal year, and we currently believe the facility will meet our needs through the term of the lease. We hold no investments in real estate.

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

Shareholders

We had 49 shareholders of record as of March 31, 2025. There are also several thousand beneficial holders of our common stock in “street name,” whose shares of record are held by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2025 Annual Meeting of Shareholders and is incorporated by reference into Item 12 of this Report.

Stock Repurchase Program

We did not repurchase any shares in fiscal 2025 or fiscal 2024. Our Stock Repurchase Program may be modified or discontinued at any time without notice.

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

Marketable Securities

Marketable securities consist of debt investments and are recorded at their estimated fair value. Debt securities are considered available for sale. Unrealized holding gains and losses on available-for-sale debt securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. The costs of available-for-sale debt marketable securities are determined by specific identification for purposes of computing unrealized and realized gains and losses.

Available-for-sale debt marketable securities are classified as short-term or long-term on the balance sheet based on their maturity date or expectations regarding future sales. We evaluated the available-for-sale debt securities for impairment and available-for-sale debt securities in loss position for greater than twelve months during fiscal 2025 and 2024.

We monitor our debt marketable securities to determine whether a loss exists related to the credit quality of the issuer. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, then a credit loss exists and an allowance against the security for credit losses is recorded. The allowance is limited to the amount by which fair value is below amortized cost, recognizing that the investment could be sold at fair value. Credit losses continue to be remeasured in subsequent reporting periods. Credit losses and recoveries related to debt securities are included in other income (expenses) in the income statement. When developing an estimate of expected credit losses, we consider all relevant information including, historical experience, current conditions and reasonable forecast of expected future cash flows. There were no credit losses and recoveries during fiscal 2025 or 2024.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition, and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $215,000 as of March 31, 2025 and March 31, 2024.

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

We had $1,867,069 of net deferred tax assets as of March 31, 2025 and $1,453,704 as of March 31, 2024. Net deferred tax assets include $118,810 in deferred tax assets for stock-based compensation deductions as of March 31, 2025, and $101,668 as of March 31, 2024.

Results of Operations

The following table summarizes the percentage of revenue and year-to-year changes for various items for the last two fiscal years:

	Percentage of Revenue Year Ended March 31,		Year- to-Year
	2025	2024	Change
Revenue
Product sales	95.2%	98.0%	(15.7)%
Contract research and development	4.8%	2.0%	112.0%
Total revenue	100.0%	100.0%	(13.2)%
Cost of sales	16.4%	22.7%	(37.5)%
Gross profit	83.6%	77.3%	(6.0)%
Expenses
Research and development	14.1%	9.2%	33.1%
Selling, general, and administrative	7.7%	5.9%	13.4%
Credit loss expense	-%	0.0	-
Total expenses	21.8%	15.1%	25.1%
Income from operations	61.8%	62.2%	(13.6)%
Interest income	7.4%	6.5%	(2.0)%
Other income	0.5%	-%	-
Income before taxes	69.7%	68.7%	(11.9)%
Provision for income taxes	11.5%	11.2%	(11.0)%
Net income	58.2%	57.5%	(12.0)%

Total revenue for fiscal 2025 decreased 13% compared to fiscal 2024 due to a 16% decrease in product sales, partially offset by a 112% increase in contract research and development revenue. The decrease in product sales was primarily due to decreased purchases by existing customers. The increase in contract research and development revenue was due to new contracts in fiscal 2025.

Gross profit as a percentage of revenue increased to 84% for fiscal 2025 from 77% for fiscal 2024. The increase in gross margin percentage was due to a more profitable product mix and a larger portion of direct rather than distributor sales.

Total expenses increased 25% for fiscal 2025 compared to fiscal 2024 due to a 33% increase in research and development expense and a 13% increase in selling, general, and administrative expense. The increase in research and development expense was due to increased new product development. The increase in selling, general, and administrative expenses was primarily due to increased sales and marketing activities.

Interest income for fiscal 2025 decreased 2% due to a decrease in marketable securities, partially offset by higher yields on marketable securities purchased during the past year.

Other income for fiscal 2025 was primarily from reclaiming precious metals used in our manufacturing process.

The 12% decrease in net income for fiscal 2025 compared to the prior year was primarily due to decreased revenue and increased operating expenses, partially offset by increased gross profit margin.

Liquidity and Capital Resources

Overview

Our liquidity and operating capital requirements are primarily for purchases of raw materials such as foundry wafers, purchases of packaging services, and the maintenance of work-in-process inventories.

Cash and cash equivalents were $8,036,564 as of March 31, 2025, compared to $10,283,550 as of March 31, 2024. The $2,246,986 decrease in cash and cash equivalents was due to $19,225,522 of net cash used in financing activities, partially offset by $14,310,418 of cash provided by operating activities and $2,668,118 of net cash provided by investing activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for fiscal 2025 and 2024. Net cash provided by operating activities was $14,310,418 for fiscal 2025 compared to $18,247,411 for fiscal 2024.

Accounts receivable increased $444,435 during fiscal 2025 due to increased revenue in the fourth quarter of fiscal 2025 compared to the prior-year quarter and the timing of customer payments. Inventory increased $290,498 during fiscal 2025 due to increased costs and our decisions to maintain inventories as a buffer against supply-chain disruptions or other disruptions such as tariffs.

Prepaid expenses and other assets decreased $255,935 primarily due to the differences in Federal and State taxes compared to estimated taxes paid.

Investing Activities

Net cash provided by investing activities in fiscal 2025 consisted of $15,205,000 in proceeds from maturities of marketable securities, partially offset by $1,257,109 of fixed asset purchases and $11,279,773 of marketable securities purchases. Fixed asset purchases consist primarily of a $1,125,437 downpayment on production equipment that has not been placed into service, and is expected to be delivered in fiscal 2026. We plan to significantly increase fixed asset purchases in fiscal 2026 compared to fiscal 2025 to between $2,000,000 and $3,000,000 to support increases in production capacity and new product development. These plans are subject to change. We expect to finance future capital equipment purchases with a combination of cash provided by operating activities and marketable security maturities.

Financing Activities

Net cash used in financing activities in fiscal 2025 consisted of $19,339,684 of cash dividends paid to shareholders, partially offset by $114,162 in proceeds from the exercise of stock options.

In addition to cash dividends to shareholders paid in fiscal 2025, on May 7, 2025, we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,837,166 based on shares outstanding as of March 31, 2025, to be paid May 30, 2025. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, the impacts of supply-chain shortages, the impacts of cost inflation, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and accompanying notes are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the times specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, although there have been changes in personnel involved in our controls, processes, and procedures, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2025.

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

Changes in Internal Controls

During the year ended March 31, 2025, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Insider Trading Policies

Our insider trading policies and procedures are filed as Exhibit 19 to this Report.

Rule 10b5-1 Plan Disclosures for Section 16 Officers and Directors

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K). There are no such plans currently in effect.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have insider trading policies and procedures, which are filed as Exhibit 19 to this Report. Additionally, a section titled “Delinquent Section 16(a) Reports” to be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders will set forth information regarding delinquent Section 16(a) reports required by Item 10. The section titled “Proposal 1. Election of Board of Directors” will set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Information About Our Executive Officers” will set forth information regarding our executive officers required by Item 10, the section titled “Corporate Governance” will set forth information regarding our corporate governance and code of ethics required by Item 10, and the section titled “Option-Grant Timing Practices” will contain information required by Item 10. The information in these sections to be included in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this section of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Director Compensation” to be included in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 6 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2025 and 2024” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in the Proxy Statement for our 2025 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits

A list of exhibits is on the following page.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective August 3, 2003 (incorporated by reference to our Form 8-K filed August 7, 2023).
3.2	Bylaws of the company as amended by the Board of Directors effective May 6, 2020.
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Lease dated October 1, 1998, with Glenborough Properties, LP (incorporated by reference to our Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease with Glenborough dated September 18, 2002 (incorporated by reference to our Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease with Glenborough dated December 1, 2003 (incorporated by reference to our Form 10-QSB for the period ended December 31, 2003).
10.4	Third amendment to lease with Carlson Real Estate (incorporated by reference to our Form 8-K/A filed December 20, 2007).
10.5	Fourth amendment to lease with the Barbara C. Gage Revocable Trust (incorporated by reference to our Form 8-K/A filed August 3, 2011).
10.6	Fifth amendment to lease with GRE – Bryant Lake, LLC (incorporated by reference to our Form 8-K/A filed March 3, 2020).
10.7	Sixth amendment to lease with GRE – Bryant Lake, LLC (incorporated by reference to our Form 8-K/A filed November 7, 2024).
10.8†	Employment Agreement with Daniel A. Baker dated January 29, 2001 (incorporated by reference to our Form 10-KSB for the year ended March 31, 2001).
10.9†	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001, by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.10	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, and the company (incorporated by reference to our Form 8-K filed September 27, 2005).
10.11+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to our Form 8-K filed January 4, 2006).
10.12	Amendment No. 4 to St. Jude Supplier Partnering Agreement (incorporated by reference to our Form 8-K/A filed February 7, 2011).
10.13	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to our Form 8-K filed February 10, 2016).
10.14	Amendment No. 5 to St. Jude Supplier Partnering Agreement (incorporated by reference to our Form 8-K/A filed April 21, 2016).
10.15*	Amendment No. 8 to Abbott Supplier Partnering Agreement (incorporated by reference to our Form 8-K/A filed February 2, 2022).
10.16*	Amendment No. 10 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to our Form 8-K/A filed January 3, 2024).
10.17*	Amendment No. 11 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to our Form 8-K/A filed February 13, 2025).
19	Insider Trading Policies and Procedures.
23	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Daniel Nelson pursuant to 18 U.S.C. Section 1350.
97	Clawback Policy (incorporated by reference to our Form 10-K filed May 1, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NVE CORPORATION (Registrant) /s/Daniel A. Baker by Daniel A. Baker President and Chief Executive Officer Date May 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 7, 2025
/s/Daniel A. Baker Daniel A. Baker	Director, President and Chief Executive Officer (Principal Executive Officer)	May 7, 2025
/s/ Daniel Nelson Daniel Nelson	Principal Financial Officer	May 7, 2025
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 7, 2025

/s/James W. Bracke James W. Bracke	Director	May 7, 2025

/s/Kelly Wei Kelly Wei	Director	May 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NVE Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2025 and 2024, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
May 7, 2025

NVE CORPORATION

BALANCE SHEETS

	March 31, 2025	March 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$8,036,564	$10,283,550
Marketable securities, short-term (amortized cost of $13,730,266 as of March 31, 2025, and $12,283,630 as of March 31, 2024)	13,691,593	11,917,779
Accounts receivable, net of allowance for credit losses of $15,000	3,589,268	3,144,833
Inventories, net	7,449,083	7,158,585
Prepaid expenses and other assets	433,414	689,349
Total current assets	33,199,922	33,194,096
Fixed assets
Machinery and equipment	11,758,205	10,501,096
Leasehold improvements	1,956,309	1,956,309
	13,714,514	12,457,405
Less accumulated depreciation and amortization	11,727,615	11,403,383
Net fixed assets	1,986,899	1,054,022
Deferred tax assets	1,867,069	1,453,704
Marketable securities, long-term (amortized cost of $26,353,692 as of March 31, 2025, and $31,417,890 as of March 31, 2024)	26,304,623	30,788,301
Right-of-use asset – operating lease	917,349	289,910
Total assets	$64,275,862	$66,780,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$214,691	$127,154
Accrued payroll and other	871,169	729,215
Operating lease	83,010	179,372
Total current liabilities	1,168,870	1,035,741
Long-term operating lease liability	838,221	175,775
Total liabilities	2,007,091	1,211,516

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,166 issued and outstanding as of March 31, 2025 and 4,833,676 as of March 31, 2024	48,372	48,337
Additional paid-in capital	19,821,106	19,554,812
Accumulated other comprehensive loss	(68,544)	(777,637)
Retained earnings	42,467,837	46,743,005
Total shareholders’ equity	62,268,771	65,568,517
Total liabilities and shareholders’ equity	$64,275,862	$66,780,033

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

	Year Ended March 31,
	2025	2024
Revenue
Product sales	$24,632,102	$29,218,063
Contract research and development	1,242,592	586,116
Total revenue, net	25,874,694	29,804,179
Cost of sales	4,235,780	6,772,533
Gross profit	21,638,914	23,031,646
Expenses
Research and development	3,635,519	2,731,434
Selling, general, and administrative	2,009,246	1,771,833
Credit loss expense	-	9,514
Total expenses	5,644,765	4,512,781
Income from operations	15,994,149	18,518,865
Interest income	1,909,218	1,948,720
Other income	135,370	-
Income before taxes	18,038,737	20,467,585
Provision for income taxes	2,974,221	3,342,886
Net income	$15,064,516	$17,124,699
Net income per share – basic	$3.12	$3.54
Net income per share – diluted	$3.11	$3.54
Cash dividends declared per common share	$4.00	$4.00
Weighted average shares outstanding
Basic	4,835,069	4,833,146
Diluted	4,839,154	4,839,705

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2025	2024
Net income	$15,064,516	$17,124,699
Unrealized gain on marketable securities, net of tax	709,093	436,221
Comprehensive income	$15,773,609	$17,560,920

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehen- sive Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance as of March 31, 2023	4,830,826	$48,308	$19,295,442	$(1,213,858)	$48,949,610	$67,079,502
Exercise of stock options, net of shares withheld for exercise price	2,850	29	117,434			117,463
Comprehensive income:
Unrealized gain on marketable securities, net of tax				436,221		436,221
Net income					17,124,699	17,124,699
Total comprehensive income						17,560,920
Stock-based compensation			141,936			141,936
Cash dividends ($4.00 per share of common stock)					(19,331,304)	(19,331,304)
Balance as of March 31, 2024	4,833,676	$48,337	$19,554,812	$(777,637)	$46,743,005	$65,568,517
Exercise of stock options, net of shares withheld for exercise price	3,490	35	114,127			114,162
Comprehensive income:
Unrealized gain on marketable securities, net of tax				709,093		709,093
Net income					15,064,516	15,064,516
Total comprehensive income						15,773,609
Stock-based compensation			152,167			152,167
Cash dividends ($4.00 per share of common stock)					(19,339,684)	(19,339,684)
Balance as of March 31, 2025	4,837,166	$48,372	$19,821,106	$(68,544)	$42,467,837	$62,268,771

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$15,064,516	$17,124,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	324,232	308,147
Bond discount amortization	(307,666)	(106,354)
Provision for current estimate of credit losses	-	9,514
Stock-based compensation	152,167	141,936
Deferred income taxes	(611,969)	(1,003,844)
Non-cash operating lease credit	(61,355)	(27,626)
Changes in operating assets and liabilities:
Accounts receivable	(444,435)	3,368,997)
Inventories	(290,498)	(741,575)
Prepaid expenses and other assets	255,935	(25,890)
Accounts Payable	87,537	(154,558)
Accrued Payroll and other	141,954	(646,035)
Net cash provided by operating activities	14,310,418	18,247,411

INVESTING ACTIVITIES
Purchases of fixed assets	(1,257,109)	(16,731)
Purchases of marketable securities	(11,279,773)	(6,103,185)
Proceeds from maturities of marketable securities	15,205,000	15,700,000
Net cash provided by investing activities	2,668,118	9,580,084

FINANCING ACTIVITIES
Net proceeds from exercise of stock options	114,162	117,463
Payment of dividends to shareholders	(19,339,684)	(19,331,304)
Net cash used in financing activities	(19,225,522)	(19,213,841)

(Decrease) increase in cash and cash equivalents	(2,246,986)	8,613,654
Cash and cash equivalents at beginning of year	10,283,550	1,669,896

Cash and cash equivalents at end of year	$8,036,564	$10,283,550

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$3,311,534	$4,539,071

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We operate in one reportable segment. Our CEO is our “Chief Operating Decision Maker” as defined under Accounting Standards Update 2023-07. Our CEO assesses our performance and allocates resources based on net income and total assets, which are the same amounts in all material respects as those reported on the statements of income and balance sheets.

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

Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products. Recent changes in tariffs and trade regulations may increase the risks of supply interruptions.

Marketable securities

Our marketable securities consist of corporate bonds and money market funds and are classified as available for sale. Marketable securities are initially recognized at cost. Marketable securities considered to be “purchased financial assets with credit deterioration” are initially recognized at cost, less any allowance for expected credit losses. Unrealized holding gains and losses are reported in other comprehensive income, net of applicable taxes, until realized. All marketable securities are carried on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a three-level fair value hierarchy in estimating and reporting fair values of our marketable securities:

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

Accounts Receivable and Allowance for Credit Losses

We extend credit terms to customers in the normal course of business. We perform ongoing credit valuations of customers’ financial condition, and generally require no collateral. We maintain an allowance for expected credit losses on accounts receivables, which is recorded as an offset to accounts receivable. Changes in the allowance for credit losses are included as a component of operating expenses in the Statements of Income and Statements of Comprehensive Income. We assesses credit losses on a collective basis where similar risk characteristics exist. Risk characteristics we consider include customer type, geography, market, credit risk, and receivable age. Receivables that do not share risk characteristics with other receivables, or where known collectability issues exist, are evaluated on an individual basis.

In determining the allowance for credit losses, the Company considers historical loss rates, adjusted for current market conditions, and reasonable and supportable forecasts of future economic conditions, when applicable. Accounts considered to be uncollectible are written off against the allowance for credit losses.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first in, first out method. We record inventory reserves when we determine certain inventory is unlikely to be sold based on sales trends, turnover, competition, and other market factors.

Product Warranty

In general, we warranty our products to be free from defects in material and workmanship for one year.

Fixed Assets

Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the remaining term of the lease and five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those asset groups are less than the assets’ carrying amount. We did not identify any indicators of impairment during fiscal 2025 or 2024. Depreciation expense related to fixed assets was $324,232 for fiscal 2025 and $308,147 for fiscal 2024.

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

We recognize revenue from product sales to customers and distributors when we satisfy our performance obligation, at a point in time, on product shipment or delivery to our customer or distributor as determined by agreed-on shipping terms. Shipping charges billed to customers are included in product sales and the related shipping costs are included in cost of sales as incurred. Under certain limited circumstances, our distributors may earn commissions for activities unrelated to their purchases of our products, such as for facilitating the sale of custom products or research and development contracts with third parties. We recognize any such commissions as selling, general, and administrative expenses. We recognize discounts provided to our distributors as reductions in revenue.

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

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. Accounts receivable as of March 31, 2025 and 2024 are reported on the balance sheets. Accounts receivable, net of allowance for credit losses, as of April 1, 2023 were $6,523,344. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of March 31, 2025, or 2024.

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

Net Income Per Share

Net income per basic share is computed based on the weighted average number of common shares issued and outstanding during the year. Net income per diluted share amounts assume the exercise of all stock options. The following table shows the components of diluted shares:

	Year Ended March 31,
	2025	2024
Weighted average common shares outstanding – basic	4,835,069	4,833,146
Dilutive effect of stock options	4,085	6,559
Shares used in computing net income per share – diluted	4,839,154	4,839,705

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on estimates and assumptions.

Reclassification

The presentation of certain items in the statement of cash flows for the year ended March 31, 2024 has been changed to conform to the classifications used for the year ended March 31, 2025. These reclassifications had no effect on shareholders’ equity, net income, or comprehensive net income as previously reported.

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

NOTE 4. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and cash equivalents and their contractual maturities as of March 31, 2025:

	Total	<1 Year	1–3 Years	3–5 Years
Money market funds	$7,905,042	$7,905,042	$-	$-
Treasury securities	4,715,238	-	4,715,238	-
Corporate bonds	35,280,978	13,691,593	14,679,135	6,910,250
Total	$47,901,258	$21,596,635	$19,394,373	$6,910,250

Total marketable securities and money market funds represent approximately 75% of our total assets as of March 31, 2025. Marketable securities as of March 31, 2025, had remaining maturities between six weeks and 49 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included in “Marketable securities, short-term” and “Marketable securities, long-term.” Treasury securities are included in “Marketable securities, long-term.” Accrued interest receivables were $340,241 as of March 31, 2025, and $460,627 as of March 31, 2024, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of March 31, 2025, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$12,620,280
AA+	3,909,789
AA	9,819,477
AA-	18,594,307
A+	2,957,405
Total	$47,901,258

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of March 31, 2025			As of March 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$7,905,042	$-	$7,905,042	$9,842,796	$-	$9,842,796
Treasury securities	-	4,715,238	4,715,238	-	-	-
Corporate bonds	-	35,280,978	35,280,978	-	42,706,080	42,706,080
Total	$7,905,042	$39,996,216	$47,901,258	$9,842,796	$42,706,080	$52,548,876

Our available-for-sale securities as of March 31, 2025 and 2024, aggregated into classes of securities, were as follows:

	As of March 31, 2025				As of March 31, 2024
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$7,905,042	$-	$-	$7,905,042	$9,842,796	$-	$-	$9,842,796
Treasury securities	4,699,686	15,552	-	4,715,238	-	-	-	-
Corporate bonds	35,384,272	55,858	(159,152)	35,280,978	43,701,520	930	(996,370)	42,706,080
Total	$47,989,000	$71,410	$(159,152)	$47,901,258	$53,544,316	$930	$(996,370)	$52,548,876

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2025 and 2024:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of March 31, 2025
Corporate bonds	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)
Total	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)

As of March 31, 2024
Corporate bonds	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)
Total	$3,154,764	$(4,902)	$36,551,534	$(991,468)	$39,706,298	$(996,370)

None of the securities were impaired at acquisition, and subsequent declines in fair value are attributable to interest rate increases. We do not intend to sell, and it is not more likely than not that we will be required to sell, these securities before recovery of their amortized cost basis. The issuers continue to make timely interest payments on these securities.

Unrealized gains on our marketable securities and their tax effects are as follows:

	Year Ended March 31,
	2025	2024
Unrealized gain on marketable securities	$907,698	$558,399
Tax effects	(198,605)	(122,178)
Unrealized gain on marketable securities, net of tax	$709,093	$436,221

NOTE 5. INVENTORIES

Inventories are shown in the following table:

	March 31,
	2025	2024
Raw materials	$1,608,632	$1,982,657
Work in process	3,609,273	2,641,085
Finished goods	2,231,178	2,534,843
Total inventories	$7,449,083	$7,158,585

NOTE 6. STOCK-BASED COMPENSATION

Stock Option Plan

Our 2000 Stock Option Plan, as amended, provides for issuance to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting in one year. The options have exercisable lives of ten years from the date of grant and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $152,167 in fiscal 2025 and $141,936 in fiscal 2024.

Valuation assumptions

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:

	Year Ended March 31,
	2025	2024
Risk-free interest rate	4.0% – 4.6%	4.2% – 5.0%
Expected volatility	40% – 42%	40% – 42%
Expected life (years)	5.0%	5.0%
Dividend yield	4.6% – 5.0%	4.5% – 5.0%

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

Dividend yield

We assumed a 4.6% to 5% dividend yield for fiscal 2025 and 4.5% to 5% dividend yield for fiscal 2024 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation

Stock-based compensation increased deferred tax assets by $17,142 for fiscal 2025 and by $29,934 for fiscal 2024.

General stock option information

The following table summarizes the activity for all stock options outstanding for the years ended March 31, 2025 and 2024:

	2025		2024
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	36,000	$69.50	34,500	$66.26
Granted	6,500	81.96	6,500	79.29
Exercised	(9,000)	61.06	(5,000))	59.85
At March 31,	33,500	$74.19	36,000	$69.50

Options exercisable at March 31,	31,000	$73.56	33,500	$65.12

Weighted average grant date fair value of options granted during the year		$22.77		$22.15

Of the 9,000 stock options exercised during the year ended March 31, 2025, 7,000 were exchanged in a cashless net option exercise which resulted into the issuance of 1,490 common shares. Of the 5,000 stock options exercised during the year ended March 31, 2024, 2,000 were exchanged in a cashless net option exercise which resulted into the issuance of 850 common shares.

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2025:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
33,500	6.13	$74.19	$94,190	31,000	$73.56	$94,190

The total fair value of options granted was $147,986 in fiscal 2025 and $143,943 in fiscal 2024. There was $4,181 of unrecognized stock-based compensation as of March 31, 2024 related to nonvested options, which was recognized in the first quarter of fiscal 2025. There was no unrecognized stock-based compensation as of March 31, 2025 related to nonvested options.

NOTE 7. INCOME TAXES

Income tax provisions for fiscal 2025 and 2024 consisted of the following:

	Year Ended March 31,
	2025	2024
Current taxes
Federal	$3,403,776	$4,145,804
State	182,414	200,926
Deferred taxes
Federal	(587,356)	(963,470)
State	(24,613)	(40,374)
Income tax provision	$2,974,221	$3,342,886

A reconciliation of income tax provisions at the U.S. statutory rate for fiscal 2025 and 2024 is as follows:

	Year Ended March 31,
	2025	2024
Tax expense at U.S. statutory rate	$3,788,135	$4,298,193
State income taxes, net of Federal benefit	158,741	180,115
R&D and manufacturing tax credits	(202,166)	(68,894)
Tax effect of foreign-derived intangible income deduction	(816,143)	(1,125,817)
Other	45,654	59,289
Income tax provision	$2,974,221	$3,342,886

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities as of March 31, 2025 and 2024 were as follows:

	March 31,
	2025	2024
Paid time off accrual	$67,594	$64,190
Inventory reserve	47,042	47,042
Depreciation and amortization	(118,314)	(127,839)
Stock-based compensation deductions	118,810	101,668
Unrealized loss on marketable securities	19,198	217,802
Section 174 R&D expense	1,417,015	930,946
UNICAP 263A inventory	311,729	202,339
Other	3,995	17,556
Deferred tax assets	$1,867,069	$1,453,704

We had no unrecognized tax benefits as of March 31, 2025, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2025 we had no accrued interest related to uncertain tax positions. Federal and State taxes payable were $243,394 as of March 31, 2025 and estimated taxes overpayment was $31,250 as of March 31, 2024. The tax years ended March 31, 2021 through March 31, 2025 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 8. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring May 31, 2031. Effective November 4, 2024 we executed an Amendment extending our lease, which would have expired March 31, 2026 without the Amendment. Liabilities under the lease Amendment are included in the lease-liabilities table below. For further details on obligations under our lease as amended, refer to our Form 8-K/A filed on November 7, 2024. We have an option to extend the lease for an additional five years at the market rent subject to certain terms and conditions.

Our lease does not provide an implicit rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Year Ended March 31,
	2025	2024
Operating lease cost	$168,449	$151,014
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$182,271	$178,640
Right-of-use assets obtained in exchange for new lease liabilities
Operating lease	710,665
Remaining lease term (months)	74	24
Discount rate	7.8%	3.5%

The following table presents the maturities of lease liabilities as of March 31, 2025:

Year Ending March 31,	Operating Lease Liabilities
2026	84,995
2027	172,142
2028	213,284
2029	220,216
2030	227,373
2031	234,762
2032	40,399
Total lease payments	1,193,171
Imputed lease interest	(271,940)
Total lease liabilities	$921,231

NOTE 9. CONCENTRATIONS

The following table summarizes customers comprising 10% or more of revenue for the two most recent fiscal years:

	% of Revenue		% of Accounts Receivable
	Year Ended March 31,
	2025	2024	2025	2024
Customer A	35%	23%	26%	21%
Customer B	19%	3%	40%	31%

We do not currently believe the receivable balances from these customers represent significant credit risks based on our analysis of the likelihood of default.

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

Our repurchase program does not have an expiration date and does not obligate us to purchase any shares, and in recent years we have focused on cash dividends as a more efficient way to return capital to our shareholders. The remaining authorization was $3,520,369 as of March 31, 2025.The repurchase program may be modified or discontinued at any time without notice.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees except interns are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ before-tax salary deferral contributions. Our matching contributions were $94,912 for fiscal 2025 and $101,931 for fiscal 2024.

NOTE 12. SUBSEQUENT EVENTS

On May 7, 2025 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 30, 2025 to shareholders of record as of the close of business May 19, 2025.

EXHIBIT INDEX

Exhibit #	Description
19	Insider Trading Policies and Procedures.
23	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Daniel Nelson pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).