Form 10-Q
period 2025-06-30
NVE CORP /NEW/
filed 2025-07-23
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2025

or

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

Common Stock, $0.01 Par Value – 4,837,166 shares outstanding as of June 30, 2025.

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) June 30, 2025	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$3,222,552	$8,036,564
Marketable securities, short-term (amortized cost of $12,610,115 as of June 30, 2025, and $13,730,266 as of March 31, 2025)	12,607,242	13,691,593
Accounts receivable, net of allowance for credit losses of $15,000	2,253,821	3,589,268
Inventories, net	7,453,369	7,449,083
Prepaid expenses and other assets	630,171	433,414
Total current assets	26,167,155	33,199,922
Fixed assets
Machinery and equipment	12,816,729	11,758,205
Leasehold improvements	1,956,309	1,956,309
	14,773,038	13,714,514
Less accumulated depreciation and amortization	11,813,014	11,727,615
Net fixed assets	2,960,024	1,986,899
Deferred tax assets	1,849,001	1,867,069
Marketable securities, long-term (amortized cost of $31,679,330 as of June 30, 2025, and $26,353,692 as of March 31, 2025)	31,690,932	26,304,623
Right-of-use asset – operating lease	886,451	917,349
Total assets	$63,553,563	$64,275,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$177,214	$214,691
Accrued payroll and other	1,394,428	871,169
Operating lease	53,817	83,010
Total current liabilities	1,625,459	1,168,870
Long-term operating lease liability	838,481	838,221
Total liabilities	2,463,940	2,007,091

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,166 issued and outstanding as of June 30, 2025 and March 31, 2025	48,372	48,372
Additional paid-in capital	19,827,944	19,821,106
Accumulated other comprehensive income (loss)	6,818	(68,544)
Retained earnings	41,206,489	42,467,837
Total shareholders’ equity	61,089,623	62,268,771
Total liabilities and shareholders’ equity	$63,553,563	$64,275,862

*The March 31, 2025 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,
	2025	2024
Revenue
Product sales	$5,908,570	$6,615,859
Contract research and development	196,074	167,385
Total revenue, net	6,104,644	6,783,244
Cost of sales	1,182,523	975,494
Gross profit	4,922,121	5,807,750
Expenses
Research and development	720,231	878,528
Selling, general, and administrative	418,640	540,404
Total expenses	1,138,871	1,418,932
Income from operations	3,783,250	4,388,818
Interest income	498,208	493,959
Other income	811	-
Income before taxes	4,282,269	4,882,777
Provision for income taxes	706,451	785,190
Net income	$3,575,818	$4,097,587
Net income per share – basic	$0.74	$0.85
Net income per share – diluted	$0.74	$0.85
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,837,166	4,833,676
Diluted	4,838,877	4,838,995

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,
	2025	2024
Net income	$3,575,818	$4,097,587
Unrealized gain on marketable securities, net of tax	75,362	28,710
Comprehensive income	$3,651,180	$4,126,297

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2025*	4,837,166	$48,372	$19,821,106	$(68,544)	$42,467,837	$62,268,771
Comprehensive income:
Unrealized gain on marketable securities, net of tax				75,362		75,362
Net income					3,575,818	3,575,818
Total comprehensive income						3,651,180
Stock-based compensation			6,838			6,838
Cash dividends paid ($1.00 per share of common stock)					(4,837,166)	(4,837,166)
Balance as of June 30, 2025	4,837,166	$48,372	$19,827,944	$6,818	$41,206,489	$61,089,623

*Balances as of March 31, 2025 are derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2024*	4,833,676	$48,337	$19,554,812	$(777,637)	$46,743,005	$65,568,517
Comprehensive income:
Unrealized gain on marketable securities, net of tax				28,710		28,710
Net income					4,097,587	4,097,587
Total comprehensive income						4,126,297
Stock-based compensation			18,442			18,442
Cash dividends paid ($1.00 per share of common stock)					(4,833,676)	(4,833,676)
Balance as of June 30, 2024	4,833,676	$48,337	$19,573,254	$(748,927)	$46,006,916	$64,879,580

*Balances as of March 31, 2024 are derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$3,575,818	$4,097,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85,399	75,594
Bonds discount amortization	(96,506)	(53,219)
Stock-based compensation	6,838	18,442
Deferred income taxes	(3,040)	(147,844)
Non-cash operating lease expense (credit)	1,965	(7,587)
Changes in operating assets and liabilities:
Accounts receivable	1,335,447	1,044,815
Inventories	(4,286)	(6,047)
Prepaid expenses and other assets	(196,757)	173,966
Accounts payable	(37,477)	47,089
Accrued payroll and other	523,259	609,596
Net cash provided by operating activities	5,190,660	5,852,392

INVESTING ACTIVITIES
Purchases of fixed assets	(1,058,524)	(916,634)
Purchases of marketable securities	(10,108,982)	(6,580,140)
Proceeds from maturities of marketable securities	6,000,000	2,200,000
Net cash used in investing activities	(5,167,506)	(5,296,774)

FINANCING ACTIVITIES
Payment of dividends to shareholders	(4,837,166)	(4,833,676)
Net cash used in financing activities	(4,837,166)	(4,833,676)

Decrease in cash and cash equivalents	(4,814,012)	(4,278,058)

Cash and cash equivalents at beginning of period	8,036,564	10,283,550

Cash and cash equivalents at end of period	$3,222,552	$6,005,492

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and the Notes to Financial Statements have been condensed as permitted. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and Notes included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2025. The results of operations for the quarter ended June 30, 2025, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2026.

Significant accounting policies

A description of our significant accounting policies and estimates is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. As of June 30, 2025, there were no changes to our significant accounting policies or estimates.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which for us will be for fiscal 2026. The adoption will result in disclosure changes only.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended June 30,
	2025	2024
Weighted average common shares outstanding – basic	4,837,166	4,833,676
Dilutive effect of stock options	1,711	5,319
Shares used in computing net income per share – diluted	4,838,877	4,838,995

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of June 30, 2025:

	Total	<1 Year	1–3 Years	3–4 Years
Money market funds	$2,782,189	$2,782,189	$-	$-
Treasury securities	4,722,215	-	4,722,215	-
Corporate bonds	39,575,959	12,607,242	20,000,771	6,967,946
Total	$47,080,363	$15,389,431	$24,722,986	$6,967,946

Total marketable securities and money market funds represented approximately 74% of our total assets as of June 30, 2025. Marketable securities as of June 30, 2025, had remaining maturities between two and 46 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included in “Marketable securities, short term” and “Marketable securities, long term.” Treasury securities are included in “Marketable securities, long term.” Accrued interest receivables were $455,810 as of June 30, 2025, and $340,241 as of March 31, 2025, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of June 30, 2025, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$7,504,403
AA+	3,931,449
AA	4,869,192
AA-	17,686,530
A+	13,088,789
Total	$47,080,363

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of June 30, 2025			As of March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$2,782,189	$-	$2,782,189	$7,905,042	$-	$7,905,042
Treasury securities	-	4,722,215	4,722,215	-	4,715,238	4,715,238
Corporate bonds	-	39,575,959	39,575,959	-	35,280,978	35,280,978
Total	$2,782,189	$44,298,174	$47,080,363	$7,905,042	$39,996,216	$47,901,258

Our available-for-sales securities as of June 30 and March 31, 2025, aggregated into classes of securities, were as follows:

	As of June 30, 2025				As of March 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$2,782,189	$-	$-	$2,782,189	$7,905,042	$-	$-	$7,905,042
Treasury securities	4,699,728	22,487	-	4,722,215	4,699,686	15,552	-	4,715,238
Corporate bonds	39,589,717	93,290	(107,048)	39,575,959	35,384,272	55,858	(159,152)	35,280,978
Total	$47,071,634	$115,777	$(107,048)	$47,080,363	$47,989,000	$71,410	$(159,152)	$47,901,258

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2025.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of June 30, 2025
Corporate bonds	$13,470,630	$(42,269)	$16,117,601	$(64,779)	$29,588,231	$(107,048)
Total	$13,470,630	$(42,269)	$16,117,601	$(64,779)	$29,588,231	$(107,048)

As of March 31, 2025
Corporate bonds	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)
Total	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)

None of the securities were impaired at acquisition, and subsequent declines in fair value are attributable to interest rate increases. We do not intend to sell, and it is not more likely than not that we will be required to sell, these securities before recovery of their amortized cost basis. The issuers continue to make timely interest payments on these securities.

Unrealized gains on our marketable securities and their tax effects are as follows:

	Quarter Ended June 30,
	2025	2024
Unrealized gain on marketable securities	$96,471	$36,751
Tax effects	(21,109)	(8,041)
Unrealized gain on marketable securities, net of tax	$75,362	$28,710

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	June 30, 2025	March 31, 2025
Raw materials	$1,575,409	$1,608,632
Work in process	3,680,533	3,609,273
Finished goods	2,197,427	2,231,178
Total inventories	$7,453,369	$7,449,083

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $6,838 for the first quarter of fiscal 2026 and $18,442 for the first quarter of fiscal 2025. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

	Quarter Ended June 30,
	2025	2024
Stock options granted	2,500	2,500
Stock options exercised	-	-

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2025, federal and state estimated tax liabilities of $952,884 were included in the balance sheet in “Accrued payroll and other.”

We had no unrecognized tax benefits as of June 30, 2025, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2025, we had no accrued interest related to uncertain tax positions. The tax years ended March 31, 2021 through March 31, 2025 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring May 31, 2031. Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Quarter Ended June 30,
	2025	2024
Operating lease cost	$48,214	$37,754

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$46,249	$45,341
Right-of-use assets obtained in exchange for new lease liabilities:
Operating lease	$710,665	$-
Remaining lease term	71 months	21 months
Discount rate	7.8%	3.5%

The following table shows the maturities of lease liabilities as of June 30, 2025:

Year Ending March 31,	Operating Lease Liabilities
2026	38,746
2027	172,142
2028	213,284
2029	220,216
2030	227,373
2031	234,762
2032	40,399
Total lease payments	1,146,922
Imputed lease interest	(254,624)
Total lease liabilities	$892,298

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of June 30, 2025. We did not repurchase any of our Common Stock during the first quarter of fiscal 2026.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $28,834 for the first quarter of fiscal 2026 and $28,767 for the first quarter of fiscal 2025.

NOTE 12. SUBSEQUENT EVENTS

On July 23, 2025, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 29, 2025, to shareholders of record as of the close of business August 4, 2025.

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

Further information regarding our risks and uncertainties is contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

General

NVE Corporation referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. As of June 30, 2025, our critical accounting policies and estimates continued to include marketable securities valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended June 30, 2025, compared to quarter ended June 30, 2024

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended June 30,		Quarter- to-Quarter
	2025	2024	Change
Revenue
Product sales	96.8%	97.5%	(10.7)%
Contract research and development	3.2%	2.5%	17.1%
Total revenue	100.0%	100.0%	(10.0)%
Cost of sales	19.4%	14.4%	21.2%
Gross profit	80.6%	85.6%	(15.2	) %
Expenses
Research and development	11.8%	13.0%	(18.0)%
Selling, general, and administrative	6.9%	7.9%	(22.5)%
Total expenses	18.7%	20.9%	(19.7)%
Income from operations	61.9%	64.7%	(13.8	) %
Interest income	8.2%	7.3%	0.9%
Other income	0.0%	-%	-
Income before taxes	70.1%	72.0%	(12.3)%
Provision for income taxes	11.5%	11.6%	(10.0	) %
Net income	58.6%	60.4%	(12.7)%

Total revenue for the quarter ended June 30, 2025 (the first quarter of fiscal 2026) decreased 10% compared to the quarter ended June 30, 2024 (the first quarter of fiscal 2025). The decrease was due to an 11% decrease in product sales, partially offset by a 17% increase in contract research and development revenue. The decrease in product sales was primarily due to decreased defense industry sales during the quarter ended June 30, 2025, compared to the prior-year quarter. Defense industry sales can be highly variable because of procurement cycles. The increase in contract research and development revenue was due to new research and development contracts.

Gross margin for the first quarter of fiscal 2026 was 81% of revenue, compared to 86% the prior-year quarter. The decrease in gross margin percentage was due to a less profitable product mix and increased distributor sales for the quarter ended June 30, 2025, compared to the prior-year quarter.

Total operating expenses decreased 20% for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025, due to an 18% decrease in research and development expense and a 23% decrease in selling, general, and administrative expense. The decrease in research and development expense was due to completion of some of our wafer-level chip scale packaging activities and reallocation of some research and development resources to manufacturing. The decrease in selling, general, and administrative expenses was primarily due to the timing of sales and marketing activities, and reallocation of some general and administrative resources to manufacturing.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, increased to 17% for the first quarter of fiscal 2026 compared to 16% for the first quarter of fiscal 2025. The increase in our effective tax rate compared to the prior-year quarter was due to changes in the timing and amounts of federal tax credits and deductions. We currently expect to realize advanced manufacturing investment tax credits of between $700,000 an $800,000 if we deploy equipment as planned in fiscal 2026.

The 13% decrease in net income in the first quarter of fiscal 2026 compared to the prior-year quarter was primarily due to decreased revenue and decreased gross margin, partially offset by decreased operating expenses.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $3,222,552 as of June 30, 2025, compared to $8,036,564 as of March 31, 2025. The $4,814,012 decrease in cash and cash equivalents during the first quarter of fiscal 2026 was due to $5,167,506 of net cash used in investing activities and $4,837,166 of cash used in financing activities, partially offset by $5,190,660 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for the current and prior-year quarters.

Accounts receivable decreased $1,335,447 during the first quarter of fiscal 2026 primarily due to the timing of customer payments. Prepaid expenses and other assets increased $196,757 primarily due to increased accrued bond interest and prepaid insurance. Accrued payroll and other liabilities increased $523,259 primarily due to the timing of estimated tax payments.

Investing Activities

Cash used by investing activities during the quarter ended June 30, 2025, consisted of $10,108,982 of marketable securities purchases and $1,058,524 of fixed asset purchases, partially offset by $6,000,000 in proceeds from maturities of marketable securities. Fixed asset purchases were production equipment.

Financing Activities

Cash used in financing activities during the quarter ended June 30, 2025, consisted of $4,837,166 of cash dividends paid to shareholders.

In addition to cash dividends to shareholders paid in the first quarter of fiscal 2026, on July 23, 2025, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,837,166 based on shares outstanding as of June 30, 2025, to be paid on August 29, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended June 30, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

NVE CORPORATION
(Registrant)

July 23, 2025	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 23, 2025	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer