Form 10-Q
period 2025-09-30
NVE CORP /NEW/
filed 2025-10-22
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2025

or

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

Common Stock, $0.01 Par Value – 4,837,166 shares outstanding as of September 30, 2025.

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) Sept. 30, 2025	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$5,107,481	$8,036,564
Marketable securities, short-term (amortized cost of $12,597,421 as of September 30, 2025, and $13,730,266 as of March 31, 2025)	12,640,185	13,691,593
Accounts receivable, net of allowance for credit losses of $15,000	2,440,856	3,589,268
Inventories, net	7,418,843	7,449,083
Prepaid expenses and other assets	1,163,093	433,414
Total current assets	28,770,458	33,199,922
Fixed assets
Machinery and equipment	12,783,642	11,758,205
Leasehold improvements	2,059,853	1,956,309
	14,843,495	13,714,514
Less accumulated depreciation and amortization	11,902,066	11,727,615
Net fixed assets	2,941,429	1,986,899
Deferred tax assets	1,079,733	1,867,069
Marketable securities, long-term (amortized cost of $27,771,414 as of September 30, 2025, and $26,353,692 as of March 31, 2025)	27,844,069	26,304,623
Right-of-use asset – operating lease	854,529	917,349
Total assets	$61,490,218	$64,275,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$229,526	$214,691
Accrued payroll and other	585,395	871,169
Operating lease	155,800	83,010
Total current liabilities	970,721	1,168,870
Long-term operating lease liability	806,542	838,221
Total liabilities	1,777,263	2,007,091

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,166 issued and outstanding as of September 30, 2025 and March 31, 2025	48,372	48,372
Additional paid-in capital	19,894,256	19,821,106
Accumulated other comprehensive income (loss)	90,166	(68,544)
Retained earnings	39,680,161	42,467,837
Total shareholders’ equity	59,712,955	62,268,771
Total liabilities and shareholders’ equity	$61,490,218	$64,275,862

*The March 31, 2025 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended September 30,
	2025	2024
Revenue
Product sales	$6,138,772	$6,104,433
Contract research and development	208,220	654,257
Total revenue, net	6,346,992	6,758,690
Cost of sales	1,378,494	947,254
Gross profit	4,968,498	5,811,436
Expenses
Research and development	873,470	847,603
Selling, general, and administrative	436,919	568,241
Total expenses	1,310,389	1,415,844
Income from operations	3,658,109	4,395,592
Interest income	484,330	464,429
Other income	3,094	-
Income before taxes	4,145,533	4,860,021
Provision for income taxes	834,695	833,876
Net income	$3,310,838	$4,026,145
Net income per share – basic	$0.68	$0.83
Net income per share – diluted	$0.68	$0.83
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,837,166	4,833,855
Diluted	4,839,243	4,839,291

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 30,
	2025	2024
Net income	$3,310,838	$4,026,145
Unrealized gain from marketable securities, net of tax	83,348	680,417
Comprehensive income	$3,394,186	$4,706,562

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended September 30,
	2025	2024
Revenue
Product sales	$12,047,342	$12,720,292
Contract research and development	404,294	821,642
Total revenue, net	12,451,636	13,541,934
Cost of sales	2,561,017	1,922,748
Gross profit	9,890,619	11,619,186
Expenses
Research and development	1,593,701	1,726,131
Selling, general, and administrative	855,559	1,108,645
Total expenses	2,449,260	2,834,776
Income from operations	7,441,359	8,784,410
Interest income	982,538	958,388
Other income	3,905	-
Income before taxes	8,427,802	9,742,798
Provision for income taxes	1,541,146	1,619,066
Net income	$6,886,656	$8,123,732
Net income per share – basic	$1.42	$1.68
Net income per share – diluted	$1.42	$1.68
Cash dividends declared per common share	$2.00	$2.00
Weighted average shares outstanding
Basic	4,837,166	4,833,766
Diluted	4,839,049	4,839,145

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Six Months Ended September 30,
	2025	2024
Net income	$6,886,656	$8,123,732
Unrealized gain from marketable securities, net of tax	158,710	709,127
Comprehensive income	$7,045,366	$8,832,859

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2025*	4,837,166	$48,372	$19,821,106	$(68,544)	$42,467,837	$62,268,771
Comprehensive income:
Unrealized gain on marketable securities, net of tax				75,362		75,362
Net income					3,575,818	3,575,818
Total comprehensive income						3,651,180
Stock-based compensation			6,838			6,838
Cash dividends paid ($1.00 per share of common stock)					(4,837,166)	(4,837,166)
Balance as of June 30, 2025	4,837,166	$48,372	$19,827,944	$6,818	$41,206,489	$61,089,623
Comprehensive income:
Unrealized gain on marketable securities, net of tax				83,348		83,348
Net income					3,310,838	3,310,838
Total comprehensive income						3,394,186
Stock-based compensation			66,312			66,312
Cash dividends ($1.00 per share of common stock)					(4,837,166)	(4,837,166)
Balance as of September 30, 2025	4,837,166	$48,372	$19,894,256	$90,166	$39,680,161	$59,712,955

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$6,886,656	$8,123,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	174,451	157,601
Bonds discount amortization	(175,895)	(124,135)
Stock-based compensation	73,150	123,645
Deferred income taxes	742,885	(263,556)
Non-cash operating lease expense (credit)	103,931	(15,174)
Changes in operating assets and liabilities:
Accounts receivable	1,148,412	192,402
Inventories	30,240	(259,026)
Prepaid expenses and other assets	(729,679)	156,116
Accounts payable	14,835	42,923
Accrued payroll and other	(285,774)	(148,941)
Net cash provided by operating activities	7,983,212	7,985,587

INVESTING ACTIVITIES
Purchases of fixed assets	(1,128,981)	(1,125,437)
Purchases of marketable securities	(10,108,982)	(6,580,140)
Proceeds from maturities of marketable securities	10,000,000	2,200,000
Net cash used in investing activities	(1,237,963)	(5,505,577)

FINANCING ACTIVITIES
Payments on exercise of stock options	-	(29)
Payment of dividends to shareholders	(9,674,332)	(9,667,352)
Net cash used in financing activities	(9,674,332)	(9,667,381)

Decrease in cash and cash equivalents	(2,929,083)	(7,187,371)

Cash and cash equivalents at beginning of period	8,036,564	10,283,550

Cash and cash equivalents at end of period	$5,107,481	$3,096,179

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,680,555	$1,809,878

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and the Notes to Financial Statements have been condensed as permitted. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and Notes included in our latest Annual Report on Form 10-K for the fiscal year ended March 31, 2025. Sales, expenses, cash flows, assets, and liabilities can and do vary throughout the year, therefore are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2026.

Significant accounting policies

A description of our significant accounting policies and estimates is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. As of September 30, 2025, there were no changes to our significant accounting policies or estimates.

NOTE 3. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. The guidance allows a practical expedient of assuming current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, which will be for fiscal 2027 for us, with early adoption permitted. We are not currently planning early adoption. Adoption of ASU 2025-05 will result in disclosure changes, however we do not currently expect the adoption to have a material impact on our financial statements.

In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date for non-calendar year-end entities such as us. ASU 2024-03 mandates disclosures in the notes to financial statements detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are intended to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. For public business entities, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, which for us will be for fiscal 2028 and for interim reporting periods beginning with the first quarter of fiscal 2029. The adoption will result in disclosure changes only.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which is fiscal 2026 for us. The adoption will result in disclosure changes only in our next Annual Report on Form 10-K.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended September 30,
	2025	2024
Weighted average common shares outstanding – basic	4,837,166	4,833,855
Dilutive effect of stock options	2,077	5,436
Shares used in computing net income per share – diluted	4,839,243	4,839,291

	Six Months Ended September 30,
	2025	2024
Weighted average common shares outstanding – basic	4,837,166	4,833,766
Dilutive effect of stock options	1,883	5,379
Shares used in computing net income per share – diluted	4,839,049	4,839,145

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of September 30, 2025:

	Total	<1 Year	1–3 Years	3–4 Years
Money market funds	$4,742,269	$4,742,269	$-	$-
Treasury securities	4,727,539	-	4,727,539	-
Corporate bonds	35,756,715	12,640,185	16,110,709	7,005,821
Total	$45,226,523	$17,382,454	$20,838,248	$7,005,821

Total marketable securities and money market funds represented approximately 74% of our total assets as of September 30, 2025. Marketable securities as of September 30, 2025, had remaining maturities between 16 weeks and 43 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included in “Marketable securities, short term” and “Marketable securities, long term.” Treasury securities are included in “Marketable securities, long term.” Accrued interest receivables were $400,667 as of September 30, 2025, and $340,241 as of March 31, 2025, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of September 30, 2025, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$9,469,808
AA+	3,956,140
AA	4,912,125
AA-	13,771,565
A+	13,116,885
Total	$45,226,523

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of September 30, 2025			As of March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$4,742,269	$-	$4,742,269	$7,905,042	$-	$7,905,042
Treasury securities	-	4,727,539	4,727,539	-	4,715,238	4,715,238
Corporate bonds	-	35,756,715	35,756,715	-	35,280,978	35,280,978
Total	$4,742,269	$40,484,254	$45,226,523	$7,905,042	$39,996,216	$47,901,258

Our available-for-sales securities as of September 30 and March 31, 2025, aggregated into classes of securities, were as follows:

	As of September 30, 2025				As of March 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$4,742,269	$-	$-	$4,742,269	$7,905,042	$-	$-	$7,905,042
Treasury securities	4,699,770	27,769	-	4,727,539	4,699,686	15,552	-	4,715,238
Corporate bonds	35,669,065	106,357	(18,707)	35,756,715	35,384,272	55,858	(159,152)	35,280,978
Total	$45,111,104	$134,126	$(18,707)	$45,226,523	$47,989,000	$71,410	$(159,152)	$47,901,258

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of September 30 and March 31, 2025.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of September 30, 2025
Corporate bonds	$1,964,850	$(498)	$8,199,095	$(18,209)	$10,163,945	$(18,707)
Total	$1,964,850	$(498)	$8,199,095	$(18,209)	$10,163,945	$(18,707)

As of March 31, 2025
Corporate bonds	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)
Total	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)

None of the securities were impaired at acquisition, and subsequent declines in fair value are attributable to interest rate increases. We do not intend to sell, and it is not more likely than not that we will be required to sell, these securities before recovery of their amortized cost basis. The issuers continue to make timely interest payments on these securities.

Unrealized gains on our marketable securities and their tax effects are as follows:

	Quarter Ended September 30,
	2025	2024
Unrealized gain on marketable securities	$106,692	$870,990
Tax effects	(23,344)	(190,573)
Unrealized gain on marketable securities, net of tax	$83,348	$680,417

	Six Months Ended September 30,
	2025	2024
Unrealized gain on marketable securities	$203,162	$907,741
Tax effects	(44,452)	(198,614)
Unrealized gain on marketable securities, net of tax	$158,710	$709,127

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	Sept. 30, 2025	March 31, 2025
Raw materials	$1,667,650	$1,608,632
Work in process	3,326,526	3,609,273
Finished goods	2,424,667	2,231,178
Total inventories	$7,418,843	$7,449,083

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $66,312 for the second quarter of fiscal 2026, $105,203 for the second quarter of fiscal 2025, $73,150 for the first six months of fiscal 2026, and $123,645 for the first six months of fiscal 2025. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

	Quarter Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Stock options grant	4,000	4,000	6,500	6,500
Stock options exercised	-	1,000	-	-

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2025, federal and state estimated tax overpayments of $462,533 were included in the balance sheet in “Prepaid expenses and other assets.”

We had no unrecognized tax benefits as of September 30, 2025, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2025, we had no accrued interest related to uncertain tax positions. The tax years ended March 31, 2021 through March 31, 2025 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. LEASES

We conduct our operations in a leased facility under a non-cancellable operating lease expiring May 31, 2031. Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Effective November 4, 2024 we executed an Amendment extending our lease, which would have expired March 31, 2026 without the Amendment. Details of our lease are as follows:

	Quarter Ended Sept. 30		Six Months Ended Sept. 30
	2025	2024	2025	2024
Operating lease cost	$48,214	37,754	$96,429	75,507

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$(53,751)	43,341	$(7,503)	90,682
Right-of-use assets obtained in exchange for new lease liabilities
Operating lease	$710,665		$710,665
Remaining lease term	68 months	18 months	68 months	18 months
Discount rate	7.8%	3.5%	7.8%	3.5%

The following table shows the maturities of lease liabilities as of September 30, 2025:

Year Ending March 31,	Operating Lease Liabilities
2026	92,497
2027	172,142
2028	213,284
2029	220,216
2030	227,373
2031	234,762
2032	40,399
Total lease payments	1,200,673
Imputed lease interest	(238,331)
Total lease liabilities	$962,342

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of September 30, 2025. We have not repurchased any of our Common Stock during fiscal 2026.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $23,742 for the second quarter of fiscal 2026, $21,300 for the second quarter of fiscal 2025, $52,575 for the first six months of fiscal 2026, and $50,067 for the first six months of fiscal 2025.

NOTE 12. SUBSEQUENT EVENTS

On October 22, 2025, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid November 28, 2025, to shareholders of record as of the close of business on November 3, 2025.

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

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. As of September 30, 2025, our critical accounting policies and estimates continued to include marketable securities valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended September 30, 2025, compared to quarter ended September 30, 2024

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended September 30,		Quarter- to-Quarter
	2025	2024	Change
Revenue
Product sales	96.7%	90.3%	0.6%
Contract research and development	3.3%	9.7%	(68.2)%
Total revenue	100.0%	100.0%	(6.1)%
Cost of sales	21.7%	14.0%	45.5%
Gross profit	78.3%	86.0%	(14.5	) %
Expenses
Research and development	13.8%	12.5%	3.1%
Selling, general, and administrative	6.8%	8.4%	(23.1)%
Total expenses	20.6%	20.9%	(7.4)%
Income from operations	57.7%	65.1%	(16.8	) %
Interest income	7.6%	6.9%	4.3%
Other income	0.0%	-%	-
Income before taxes	65.3%	72.0%	(14.7)%
Provision for income taxes	13.1%	12.4%	(7.1	) %
Net income	52.2%	59.6%	(16.3)%

Total revenue for the quarter ended September 30, 2025 (the second quarter of fiscal 2026) decreased 6% compared to the quarter ended September 30, 2024 (the second quarter of fiscal 2025). The decrease was due to a 68% decrease in contract research and development revenue, partially offset by a 1% increase in product sales. The increase in product sales was due to a significant increase in nondefense product sales, partially offset by a decrease in sales to the defense industry. Defense industry sales can be highly variable because of procurement cycles. The decrease in contract research and development revenue was due to the timing of revenue recognition and fewer research and development contracts in the quarter ended September 30, 2025 compared to the prior-year quarter.

Gross margin for the second quarter of fiscal 2026 was 78% of revenue compared to 86% the prior-year quarter. The decrease in gross margin percentage was due to a less profitable product mix and increased distributor sales for the quarter. Distributor sales typically have lower gross margin than direct sales.

Total operating expenses decreased 7% for the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025, due to a 3% increase in research and development expense and a 23% decrease in selling, general, and administrative expense. The increase in research and development expense was due to increased new product development. The decrease in selling, general, and administrative expenses was primarily due to the timing of sales and marketing activities, and reassignment of some selling, general and administrative resources to manufacturing and new product development.

Interest income increased 4% due to an increase in interest rates compared to the prior year.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, increased to 20% for the second quarter of fiscal 2026 compared to 17% for the second quarter of fiscal 2025. The increase in our effective tax rate was primarily due to the non-cash impact of tax law changes on certain tax deductions this fiscal year. We currently expect a full-year tax rate of 16% to 17% in fiscal 2026 because we expect advanced manufacturing investment tax credits of between $700,000 and $1,000,000 to offset the impact of other tax law changes.

The decrease in net income in the second quarter of fiscal 2026 compared to the prior-year quarter was primarily due to decreased revenue, decreased gross margin, and an increase in our effective tax rate, partially offset by decreased operating expenses and increased interest income.

Six months ended September 30, 2025, compared to six months ended September 30, 2024

The table shown below summarizes the percentage of revenue and year-to-year changes for various items:

	Percentage of Revenue Six Months Ended Sept. 30,		Period- to-Period
	2025	2024	Change
Revenue
Product sales	96.8%	93.9%	(5.3)%
Contract research and development	3.2%	6.1%	(50.8)%
Total revenue	100.0%	100.0%	(8.1)%
Cost of sales	20.6%	14.2%	33.2%
Gross profit	79.4%	85.8%	(14.9	) %
Expenses
Research and development	12.8%	12.7%	(7.7)%
Selling, general, and administrative	6.9%	8.2%	(22.8)%
Total expenses	19.7%	20.9%	(13.6)%
Income from operations	59.7%	64.9%	(15.3	) %
Interest income	7.9%	7.1%	2.5%
Other income	0.0%	-%	-
Income before taxes	67.6%	72.0%	(13.5)%
Provision for income taxes	12.3%	12.0%	(8.5	) %
Net income	55.3%	60.0%	(14.5)%

Total revenue for the six months ended September 30, 2025 decreased 8% compared to the six months ended September 30, 2024. The decrease was due to a 5% decrease in product sales and a 51% decrease in contract research and development revenue. The decrease in product sales was primarily due to a decrease in defense industry sales during the six months ended September 30, 2025 compared to the prior-year period. Defense industry sales can be highly variable because of procurement cycles. The decrease in contract research and development revenue was primarily due to the timing of revenue recognition and fewer research and development contracts for the six months ended September 30, 2025, compared to the prior-year period.

Gross margin for the first six months of fiscal 2026 was 79% of revenue, compared to 86% for the first six months of fiscal 2025. The decrease in gross margin percentage was due to a less profitable product mix and increased distributor sales for the six months ended September 30, 2025, compared to the prior-year period.

Total operating expenses decreased 14% for the first six months of fiscal 2026 compared to the first six months of fiscal 2025, due to an 8% decrease in research and development expense and a 23% decrease in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of some of our wafer-level chip scale packaging activities and reassignment of some research and development resources to manufacturing. The decrease in selling, general, and administrative expenses was primarily due to the timing of sales and marketing activities, and reassignment of some selling, general and administrative resources to manufacturing and new product development.

Our effective tax rate increased to 18% for the first six months of fiscal 2026 compared to 17% for the first six months of fiscal 2025. The increase in our effective tax rate was primarily due to the non-cash impact of tax law changes on certain tax deductions this fiscal year.

The decrease in net income in the first six months of fiscal 2026 compared to the prior-year period was primarily due to decreased revenue, decreased gross margin, and an increase in our effective tax rate, partially offset by decreased operating expenses and increased interest income.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $5,107,481 as of September 30, 2025, compared to $8,036,564 as of March 31, 2025. The $2,929,083 decrease in cash and cash equivalents during the first six months of fiscal 2026 was due to $1,237,963 of net cash used in investing activities and $9,674,332 of cash used in financing activities, partially offset by $7,983,212 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for the current and prior-year periods.

Non-cash operating lease expenses increased $103,931 primarily due to our receipt of a $100,000 leasehold improvement allowance.

Accounts receivable decreased $1,148,412 during the first six months of fiscal 2026 primarily due to the timing of customer payments.

Prepaid expenses and other assets increased $729,679 primarily due to increased accrued bond interest and a decrease in federal and state taxes due. The decrease in taxes due was because we deducted previously unamortized research and development expenses in the quarter ended September 30, 2025 as permitted under the Federal budget reconciliation bill enacted July 4, 2025. We expect accelerated deductions of previously unamortized research and development expenses to reduce our cash taxes by approximately $1,000,000 over the three quarters beginning with the quarter ending December 31, 2025.

Accrued payroll and other current liabilities decreased $285,774 primarily due to the payment of federal and state taxes balance due as of March 31, 2025.

Investing Activities

Cash used by investing activities during the six months ended September 30, 2025, consisted of $10,108,982 of marketable securities purchases and $1,128,981 of fixed asset purchases, partially offset by $10,000,000 in proceeds from maturities of marketable securities. Fixed asset purchases were primarily production equipment. We currently expect an additional $1,000,000 to $1,500,000 of fixed asset purchases in the last six months of the fiscal year to complete a production expansion.

Financing Activities

Cash used in financing activities during the six months ended September 30, 2025, consisted of $9,674,332 of cash dividends paid to shareholders.

In addition to cash dividends paid to shareholders in the first half of fiscal 2026, on October 22, 2025, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,837,166 based on shares outstanding as of September 30, 2025, to be paid on November 28, 2025.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended September 30, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NVE CORPORATION
(Registrant)

October 22, 2025	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

October 22, 2025	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer