Form 10-Q
period 2025-12-31
NVE CORP /NEW/
filed 2026-01-21
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   December 31, 2025

or

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

Common Stock, $0.01 Par Value – 4,837,166 shares outstanding as of December 31, 2025.

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) Dec. 31, 2025	March 31, 2025	*
ASSETS
Current assets
Cash and cash equivalents	$3,408,531	$8,036,564
Marketable securities, short-term (amortized cost of $17,137,942 as of December 31, 2025, and $13,730,266 as of March 31, 2025)	17,156,488	13,691,593
Accounts receivable, net of allowance for credit losses of $15,000	2,483,045	3,589,268
Inventories, net	7,271,798	7,449,083
Prepaid expenses and other assets	756,715	433,414
Total current assets	31,076,577	33,199,922
Fixed assets
Machinery and equipment	13,834,355	11,758,205
Leasehold improvements	2,059,853	1,956,309
	15,894,208	13,714,514
Less accumulated depreciation and amortization	11,996,423	11,727,615
Fixed assets, net	3,897,785	1,986,899
Deferred tax assets	722,602	1,867,069
Marketable securities, long-term (amortized cost of $23,310,800 as of December 31, 2025, and $26,353,692 as of March 31, 2025)	23,441,471	26,304,623
Right-of-use asset – operating lease	824,631	917,349
Total assets	$59,963,066	$64,275,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$226,856	$214,691
Accrued payroll and other	504,710	871,169
Operating lease	160,413	83,010
Total current liabilities	891,979	1,168,870
Long-term operating lease liability	773,996	838,221
Total liabilities	1,665,975	2,007,091

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,166 issued and outstanding as of December 31, 2025 and March 31, 2025	48,372	48,372
Additional paid-in capital	19,904,513	19,821,106
Accumulated other comprehensive income (loss)	116,569	(68,544)
Retained earnings	38,227,637	42,467,837
Total shareholders’ equity	58,297,091	62,268,771
Total liabilities and shareholders’ equity	$59,963,066	$64,275,862

*The March 31, 2025 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended December 31,
	2025	2024
Revenue
Product sales	$5,778,674	$4,960,488
Contract research and development	446,102	102,557
Total revenue, net	6,224,776	5,063,045
Cost of sales	1,332,679	797,622
Gross profit	4,892,097	4,265,423
Expenses
Research and development	795,585	869,677
Selling, general, and administrative	352,136	434,783
Total expenses	1,147,721	1,304,460
Income from operations	3,744,376	2,960,963
Interest income	461,954	474,180
Other income	-	135,057
Income before taxes	4,206,330	3,570,200
Provision for income taxes	821,688	521,790
Net income	$3,384,642	$3,048,410
Net income per share – basic	$0.70	$0.63
Net income per share – diluted	$0.70	$0.63
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,837,166	4,835,262
Diluted	4,839,257	4,839,124

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended December 31,
	2025	2024
Net income	$3,384,642	$3,048,410
Unrealized gain (loss) from marketable securities, net of tax	26,403	(226,848)
Comprehensive income	$3,411,045	$2,821,562

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Revenue
Product sales	$17,826,016	$17,680,780
Contract research and development	850,396	924,199
Total revenue, net	18,676,412	18,604,979
Cost of sales	3,893,696	2,720,370
Gross profit	14,782,716	15,884,609
Expenses
Research and development	2,389,286	2,595,808
Selling, general, and administrative	1,207,695	1,543,428
Total expenses	3,596,981	4,139,236
Income from operations	11,185,735	11,745,373
Interest income	1,444,492	1,432,568
Other income	3,905	135,057
Income before taxes	12,634,132	13,312,998
Provision for income taxes	2,362,834	2,140,856
Net income	$10,271,298	$11,172,142
Net income per share – basic	$2.12	$2.31
Net income per share – diluted	$2.12	$2.31
Cash dividends declared per common share	$3.00	$3.00
Weighted average shares outstanding
Basic	4,837,166	4,834,382
Diluted	4,839,120	4,839,247

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Net income	$10,271,298	$11,172,142
Unrealized gain from marketable securities, net of tax	185,113	482,279
Comprehensive income	$10,456,411	$11,654,421

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2025*	4,837,166	$48,372	$19,821,106	$(68,544)	$42,467,837	$62,268,771
Comprehensive income:
Unrealized gain on marketable securities, net of tax				75,362		75,362
Net income					3,575,818	3,575,818
Total comprehensive income						3,651,180
Stock-based compensation			6,838			6,838
Cash dividends paid ($1.00 per share of common stock)					(4,837,166)	(4,837,166)
Balance as of June 30, 2025	4,837,166	$48,372	$19,827,944	$6,818	$41,206,489	$61,089,623
Comprehensive income:
Unrealized gain on marketable securities, net of tax				83,348		83,348
Net income					3,310,838	3,310,838
Total comprehensive income						3,394,186
Stock-based compensation			66,312			66,312
Cash dividends ($1.00 per share of common stock)					(4,837,166)	(4,837,166)
Balance as of September 30, 2025	4,837,166	$48,372	$19,894,256	$90,166	$39,680,161	$59,712,955
Comprehensive income:
Unrealized gain on marketable securities, net of tax				26,403		26,403
Net income					3,384,642	3,384,642
Total comprehensive income						3,411,045
Stock-based compensation			10,257			10,257
Cash dividends ($1.00 per share of common stock)					(4,837,166)	(4,837,166)
Balance as of December 31, 2025	4,837,166	$48,372	$19,904,513	$116,569	$38,227,637	$58,297,091

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$10,271,298	$11,172,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	268,808	241,816
Bonds discount amortization	(255,802)	(212,554)
Stock-based compensation	83,407	137,906
Deferred income taxes	1,092,621	(371,436)
Non-cash operating lease expense (credit)	105,896	(63,322)
Changes in operating assets and liabilities:
Accounts receivable	1,106,223	1,789,769
Inventories	177,285	(629,039)
Prepaid expenses and other assets	(323,301)	(47,132)
Accounts payable	12,165	27,529
Accrued payroll and other	(366,459)	(217,626)
Net cash provided by operating activities	12,172,141	11,828,053

INVESTING ACTIVITIES
Purchases of marketable securities	(10,108,982)	(11,279,773)
Proceeds from maturities of marketable securities	10,000,000	10,205,000
Purchases of fixed assets	(2,179,694)	(1,162,790)
Net cash used in investing activities	(2,288,676)	(2,237,563)

FINANCING ACTIVITIES
Payment of dividends to shareholders	(14,511,498)	(14,502,518)
Net proceeds from exercise of stock options	-	114,162
Net cash used in financing activities	(14,511,498)	(14,388,356)

Decrease in cash and cash equivalents	(4,628,033)	(4,797,866)

Cash and cash equivalents at beginning of period	8,036,564	10,283,550

Cash and cash equivalents at end of period	$3,408,531	$5,485,684

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$1,694,659	$2,782,289

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

Significant accounting policies

A description of our significant accounting policies and estimates is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. As of December 31, 2025, there were no changes to our significant accounting policies or estimates.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all stock options. The following tables show the components of diluted shares:

	Quarter Ended December 31,
	2025	2024
Weighted average common shares outstanding – basic	4,837,166	4,835,262
Dilutive effect of stock options	2,091	3,862
Shares used in computing net income per share – diluted	4,839,257	4,839,124

	Nine Months Ended December 31,
	2025	2024
Weighted average common shares outstanding – basic	4,837,166	4,834,382
Dilutive effect of stock options	1,954	4,865
Shares used in computing net income per share – diluted	4,839,120	4,839,247

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of December 31, 2025:

	Total	<1 Year	1–3 Years	3–4 Years
Money market funds	$2,991,905	$2,991,905	$-	$-
Treasury securities	4,731,027	-	4,731,027	-
Corporate bonds	35,866,932	17,156,488	14,695,231	4,015,213
Total	$43,589,864	$20,148,393	$19,426,258	$4,015,213

Total marketable securities and money market funds represented approximately 73% of our total assets as of December 31, 2025. Marketable securities as of December 31, 2025, had remaining maturities between three weeks and 40 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included in “Marketable securities, short term” and “Marketable securities, long term.” Treasury securities are included in “Marketable securities, long term.” Accrued interest receivables were $382,896 as of December 31, 2025, and $340,241 as of March 31, 2025, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s. The following table summarizes the fair values of our marketable securities as of December 31, 2025, aggregated by credit rating:

Credit Rating	Fair Value
AAA	$7,722,932
AA+	3,970,369
AA	4,952,313
AA-	13,808,329
A+	13,135,921
Total	$43,589,864

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of December 31, 2025			As of March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$2,991,905	$-	$2,991,905	$7,905,042	$-	$7,905,042
Treasury securities	-	4,731,027	4,731,027	-	4,715,238	4,715,238
Corporate bonds	-	35,866,932	35,866,932	-	35,280,978	35,280,978
Total	$2,991,905	$40,597,959	$43,589,864	$7,905,042	$39,996,216	$47,901,258

Our available-for-sale securities as of December 31 and March 31, 2025, aggregated into classes of securities, were as follows:

	As of December 31, 2025				As of March 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$2,991,905	$-	$-	$2,991,905	$7,905,042	$-	$-	$7,905,042
Treasury securities	4,699,812	31,215	-	4,731,027	4,699,686	15,552	-	4,715,238
Corporate bonds	35,748,930	134,856	(16,854)	35,866,932	35,384,272	55,858	(159,152)	35,280,978
Total	$43,440,647	$166,071	$(16,854)	$43,589,864	$47,989,000	$71,410	$(159,152)	$47,901,258

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of December 31 and March 31, 2025.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of December 31, 2025
Corporate bonds	$-	$-	$8,233,807	$(16,854)	$8,233,807	$(16,854)
Total	$-	$-	$8,233,807	$(16,854)	$8,233,807	$(16,854)

As of March 31, 2025
Corporate bonds	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)
Total	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)

None of the securities were impaired at acquisition, and subsequent declines in fair value are attributable to interest rate increases. We do not intend to sell, and it is not more likely than not that we will be required to sell, these securities before recovery of their amortized cost basis. The issuers continue to make timely interest payments on these securities.

Unrealized gains on our marketable securities and their tax effects are as follows:

	Quarter Ended December 31,
	2025	2024
Unrealized gain on marketable securities	$33,798	$(290,384)
Tax effects	(7,395)	63,536
Unrealized gain (loss) on marketable securities, net of tax	$26,403	$(226,848)

	Nine Months Ended December 31,
	2025	2024
Unrealized gain on marketable securities	$236,960	$617,665
Tax effects	(51,847)	(135,386)
Unrealized gain on marketable securities, net of tax	$185,113	$482,279

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	Dec. 31, 2025	March 31, 2025
Raw materials	$1,615,202	$1,608,632
Work in process	3,222,657	3,609,273
Finished goods	2,433,939	2,231,178
Total inventories	$7,271,798	$7,449,083

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $10,257 for the third quarter of fiscal 2026, $14,261 for the third quarter of fiscal 2025, $83,407 for the first nine months of fiscal 2026, and $137,906 for the first nine months of fiscal 2025. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

	Quarter Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Stock options grant	-	-	6,500	6,500
Stock options exercised	-	8,000	-	9,000

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2025, federal estimated tax overpayments of $181,860 were included in the balance sheet in “Prepaid expenses and other assets” and a state tax balance due of $809 was included in “Accrued payroll and other.”

We had no unrecognized tax benefits as of December 31, 2025 and March 31, 2025, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025, we had no accrued interest related to uncertain tax positions. The tax years ended March 31, 2021 through March 31, 2025 remain open to examination by the major taxing jurisdictions to which we are subject.

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

	Quarter Ended Dec. 31		Nine Months Ended Dec. 31
	2025	2024	2025	2024
Operating lease cost	$48,214	44,727	$144,643	120,235

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$46,249	45,341	$38,746	136,023
Right-of-use assets obtained in exchange for new lease liabilities
Operating lease	$710,665	710,665	$710,665	710,665
Remaining lease term	65 months	78 months	65 months	78 months
Discount rate	7.8%	7.8%	7.8%	7.8%

The following table shows the maturities of lease liabilities as of December 31, 2025:

Year Ending March 31,	Operating Lease Liabilities
2026	46,249
2027	172,142
2028	213,284
2029	220,216
2030	227,373
2031	234,762
2032	40,399
Total lease payments	1,154,425
Imputed lease interest	(220,016)
Total lease liabilities	$934,409

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of December 31, 2025. We have not repurchased any of our Common Stock during fiscal 2026.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $24,462 for the third quarter of fiscal 2026, $22,375 for the third quarter of fiscal 2025, $77,037 for the first nine months of fiscal 2026, and $72,442 for the first nine months of fiscal 2025.

NOTE 12. SUBSEQUENT EVENTS

On January 21, 2026, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, to be paid on February 27, 2026, to shareholders of record as of the close of business on February 2, 2026.

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

Further information regarding our risks and uncertainties is contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as updated in Part II, Item 1A of this report.

General

NVE Corporation referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. As of December 31, 2025, our critical accounting policies and estimates continued to include marketable securities valuation, inventory valuation, and deferred tax assets estimation.

Quarter ended December 31, 2025, compared to quarter ended December 31, 2024

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended December 31,		Quarter- to-Quarter
	2025	2024	Change
Revenue
Product sales	92.8%	98.0%	16.5%
Contract research and development	7.2%	2.0%	335.0%
Total revenue	100.0%	100.0%	22.9%
Cost of sales	21.4%	15.8%	67.1%
Gross profit	78.6%	84.2%	14.7%
Expenses
Research and development	12.8%	17.2%	(8.5	) %
Selling, general, and administrative	5.6%	8.6%	(19.0)%
Total expenses	18.4%	25.8%	(12.0)%
Income from operations	60.2%	58.4%	26.5%
Interest income	7.4%	9.4%	(2.6	) %
Other income	-%	2.7%	-
Income before taxes	67.6%	70.5%	17.8%
Provision for income taxes	13.2%	10.3%	57.5%
Net income	54.4%	60.2%	11.0%

Total revenue for the quarter ended December 31, 2025 (the third quarter of fiscal 2026) increased 23% compared to the quarter ended December 31, 2024 (the third quarter of fiscal 2025). The increase was due to a 16% increase in product sales and a 335% increase in contract research and development revenue. The increase in product sales was due to increases in both defense and non-defense sales, as well as increases in sales through both direct and distributor channels. The increase in contract research and development revenue was due to new research and development contracts.

Gross margin for the third quarter of fiscal 2026 was 79% of revenue compared to 84% the prior-year quarter. The decrease in gross margin percentage was due to a less profitable product mix and increased distributor sales for the quarter. Distributor sales typically have lower gross margin than direct sales.

Total expenses decreased 12% for the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025, due to a 9% decrease in research and development expense and a 19% decrease in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of some of our wafer-level chip scale packaging activities and reassignment of some research and development resources to manufacturing. The decrease in selling, general, and administrative expenses was primarily due to the timing of marketing activities and reassignment of some selling, general and administrative resources to manufacturing and new product development.

Interest income decreased 3% due to decrease in our marketable securities portfolio as proceeds from bond maturities partially funded dividends and fixed asset purchases. Other income decreased by $135,057, which was primarily from reclaiming precious metals used in our manufacturing process in the prior-year quarter.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, increased to 20% for the third quarter of fiscal 2026 from 15% for the third quarter of fiscal 2025. The increase in our effective tax rate was primarily due to the unfavorable non-cash impact of tax law changes on certain tax deductions this fiscal year.

We currently expect a full-year tax rate of 16% to 17% for fiscal 2026. This expectation includes the unfavorable impact of tax law changes and the favorable impact of $700,000 to $1,000,000 in anticipated advanced manufacturing investment tax credits.

The increase in net income in the third quarter of fiscal 2026 compared to the prior-year quarter was primarily due to increased revenue and decreased expenses, partially offset by decreased gross margin, decreased interest and other income, and an increase in our effective tax rate.

Nine months ended December 31, 2025, compared to nine months ended December 31, 2024

The table shown below summarizes the percentage of revenue and year-to-year changes for various items:

	Percentage of Revenue Nine Months Ended Dec. 31,		Period- to-Period
	2025	2024	Change
Revenue
Product sales	95.4%	95.0%	0.8%
Contract research and development	4.6%	5.0%	(8.0)%
Total revenue	100.0%	100.0%	0.4%
Cost of sales	20.8%	14.6%	43.1%
Gross profit	79.2%	85.4%	(6.9	) %
Expenses
Research and development	12.8%	14.0%	(8.0)%
Selling, general, and administrative	6.5%	8.2%	(21.8)%
Total expenses	19.3%	22.2%	(13.1)%
Income from operations	59.9%	63.2%	(4.8	) %
Interest income	7.7%	7.7%	0.8%
Other income	0.0%	0.7%	(97.1)
Income before taxes	67.6%	71.6%	(5.1)%
Provision for income taxes	12.6%	11.6%	10.4%
Net income	55.0%	60.0%	(8.1)%

Total revenue for the nine months ended December 31, 2025 increased 0.4% compared to the nine months ended December 31, 2024. The increase was due to a 0.8% increase in product sales, partially offset by an 8% decrease in contract research and development revenue. The decrease in contract research and development revenue was primarily due to the timing of revenue recognition and fewer research and development contracts for the nine months ended December 31, 2025, compared to the prior-year period.

Gross margin for the first nine months of fiscal 2026 was 79% of revenue, compared to 85% for the first nine months of fiscal 2025. The decrease in gross margin percentage was due to a less profitable product mix and increased distributor sales for the nine months ended December 31, 2025, compared to the prior-year period. Distributor sales typically have lower gross margin than direct sales.

Total expenses decreased by 13% for the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025, due to an 8% decrease in research and development expense and a 22% decrease in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of some of our wafer-level chip scale packaging activities and reassignment of some research and development resources to manufacturing. The decrease in selling, general, and administrative expenses was primarily due to the timing of marketing activities, and reassignment of some selling, general and administrative resources to manufacturing and new product development.

Our effective tax rate increased to 19% for the first nine months of fiscal 2026 compared to 16% for the first nine months of fiscal 2025. The increase in our effective tax rate was primarily due to the non-cash impact of tax law changes on certain tax deductions this fiscal year.

Net income for first nine months of fiscal 2026 decreased 8% from the prior-year period to $10.3 million, or $2.12 per diluted share. The decrease was primarily due to decreased gross margin, decreased other income, and an increase in our effective tax rate, partially offset by decreased expenses.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $3,408,531 as of December 31, 2025, compared to $8,036,564 as of March 31, 2025. The $4,628,033 decrease in cash and cash equivalents during the first nine months of fiscal 2026 was due to $2,288,676 of net cash used in investing activities and $14,511,498 of cash used in financing activities, partially offset by $12,172,141 in net cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for the current and prior-year periods.

Non-cash operating lease expenses increased by $105,896 primarily due to our receipt of a $100,000 leasehold improvement allowance.

Accounts receivable decreased by $1,106,223 during the first nine months of fiscal 2026 primarily due to the timing of customer payments.

Inventories decreased by $177,285 due to increased product sales.

Prepaid expenses and other assets increased by $323,301 primarily due to increased accrued bond interest and a decrease in federal and state taxes due. The decrease in taxes due was because we deducted previously unamortized research and development expenses in the quarter ended December 31, 2025 as permitted under the Federal budget reconciliation bill enacted July 4, 2025. We expect accelerated deductions of previously unamortized research and development expenses to reduce our cash taxes for the full fiscal year ending March 31, 2026 by approximately $1,100,000.

Accrued payroll and other current liabilities decreased by $366,459 primarily due to the payment of federal and state taxes balance due as of March 31, 2025 and decreased accrual for performance-based compensation.

Investing Activities

Cash used by investing activities during the nine months ended December 31, 2025, consisted of $10,108,982 of marketable securities purchases and $2,179,694 of fixed asset purchases, partially offset by $10,000,000 in proceeds from maturities of marketable securities. Fixed asset purchases were primarily production equipment.

Financing Activities

Cash used in financing activities during the nine months ended December 31, 2025, consisted of $14,511,498 of cash dividends paid to shareholders.

In addition to cash dividends paid to shareholders in the first nine months of fiscal 2026, on January 21, 2026, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,837,166 based on shares outstanding as of December 31, 2025, to be paid on February 27, 2026.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls

During the quarter ended December 31, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operation and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 except the following risk factor is added:

Changes in state regulatory requirements may materially and adversely affect our financial condition, results of operations, and cash flows.

Minnesota state legislation effective January 1, 2026 mandates paid leave, which has increased our employment costs and expenses. The provisions may also increase our risk of employee absences. Future changes in state regulatory requirements, such as paid leave, mandatory healthcare coverage, or unemployment insurance, may adversely impact our financial results.

Additionally, the following risk factor is replaced in its entirety by the following to reflect an amendment to our Supplier Partnering Agreement with Abbott Laboratories that extended the term of the Agreement through December 31, 2027:

“We may lose revenue if we are unable to renew customer agreements

We have agreements with certain customers, including a Supplier Partnering Agreement, as amended, with Abbott Laboratories, which expires December 31, 2027. We cannot predict if these agreements will be renewed, or if renewed, under what terms. Although it is possible we could continue to sell products to these customers without formal agreements, an inability to agree on mutually acceptable terms could have a significant adverse impact on our revenue or profitability.”

Item 4. Mine Safety Disclosures.

None.

Item 6. Exhibits.

Exhibit # 10	Description Amendment No. 12 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to the Form 8-K/A filed December 17, 2025).*

31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NVE CORPORATION
(Registrant)

January 21, 2026	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

January 21, 2026	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer