Form 10-K
period 2026-03-31
NVE CORP /NEW/
filed 2026-05-06
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price on September 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Stock Market, was approximately $217 million.

The number of shares of the registrant’s Common Stock (par value $0.01) outstanding as of March 31, 2026 was 4,837,166.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2026 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III hereof.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Repurchase Program

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

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

Item 15. Exhibits, Financial Statement Schedules.

SIGNATURES

FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID No. 542)
Balance Sheets
Statements of Income
Statements of Comprehensive Income
Statements of Shareholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

PART I

FORWARD-LOOKING STATEMENTS

Some of the statements made in this Report or the documents incorporated by reference in this Report and in other materials filed or to be filed by us with the Securities and Exchange Commission (“SEC”) as well as information included in verbal or written statements made by us constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to the safe harbor provisions of the Reform Act. Forward-looking statements may be identified by the use of terminology such as may, will, expect, anticipate, intend, believe, estimate, should, or continue, or the negatives of these terms or other variations of these words or comparable terminology. To the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects, or any other aspect of NVE, you should be aware that our actual financial condition, operating results, and business performance may differ materially from that projected or estimated by us in the forward-looking statements. We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from their current expectations. These differences may be caused by a variety of factors, including but not limited to risks related to our reliance on several large customers for a significant percentage of revenue, uncertainties related to the economic environments in the industries we serve, uncertainties related to future sales and revenues, and other specific risks that may be alluded to in this Report or the documents incorporated by reference in this Report. For more information regarding our risks and uncertainties, see Item 1A “Risk Factors” of this Report.

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

Standard sensors

Our standard, or catalog sensors are generally used to detect the presence of a magnetic or metallic material to determine position, rotation, or speed. We believe our spintronic sensors are smaller, more precise, more reliable, and lower power than competing devices. Our major markets for standard sensors are the Industrial Internet of Things (IIoT) and the Artificial Intelligence of Things (AIoT) for factory automation.

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

Coupler Products and Markets

Our spintronic couplers combine a GMR sensor element and an integrated microscopic coil. The coil creates a small magnetic field that is detected by the spintronic sensor, transmitting data almost instantly. Couplers are also known as “isolators” because they electrically isolate the coupled systems. Our major coupler markets are power conversion, IIoT, and AIoT. Our couplers enable more efficient power conversion and interconnections to implement IIoT, and AIoT for advanced factory automation.

Power Products and Markets

Power products include voltage regulators, interface ICs, DC-to-DC convertors, and products that combine couplers and DC-to-DC convertors to transmit energy as well as data. Our isolated DC-to-DC convertors transfer energy between systems without direct electrical connections and are used in energy conversion systems and industrial networks for IIoT, and AIoT. Energy conversion applications include battery energy storage systems and hybrid/electric vehicles.

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

Each wafer may include thousands of devices. We build spintronics structures on wafers in our fabrication facility and do wafer-level inspection and testing. We either dice wafers to be sold in die form, process wafers into Wafer-Level Chip-Scale Parts (WLCSPs), or send wafers to Asia for dicing and packaging. The process to convert wafers to WLCSPs includes attaching solder balls, electrical testing, and wafer dicing. Alternatively, packaged parts are returned to us to be tested, inventoried, and shipped.

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

New Product Status

In the past fiscal year, we began marketing several new and improved products, including:

•new Wafer-Level Chip-Scale sensors;

•new gear-tooth rotation sensors; and

•new angle rotation sensors.

Long-term product development programs in fiscal 2026 included:

•ultrahigh-sensitivity TMR sensors;

•ultrahigh-low power TMR sensors;

•next-generation sensors for hearing aids and implanted medical devices; and

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

Sources and Availability of Raw Materials

Our principal sources of raw materials include suppliers of raw silicon and semiconductor foundry wafers that are incorporated into our products, and suppliers of device packaging services. We have worldwide wafer sources; most of our packaging services take place in Asia.

Intellectual Property
Patents

As of March 31, 2026, we had more than 50 issued U.S. patents assigned to us. We also have a number of foreign patents, several U.S. and foreign patents pending, and we have licensed patents from others. There are no patents we regard as critical to our current business owned by us or licensed to us that expire in the next 12 months.

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

Government Regulations

We are subject to government regulations including, but not limited to, federal, state, and local regulations related to environmental matters, tax matters, securities regulations, conflict minerals, ethics and foreign corrupt practices, import and export controls, tariffs and duties on incoming and outgoing goods, product safety and liability, workplace health and safety, labor and employment, and data privacy. We incur and expect to continue to incur costs and expenses to comply with these regulations and may incur penalties for any failure to do so.

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

Human Capital Resources

Employee Headcount

We had 42 employees as of March 31, 2026, 40 of whom were full-time. We had no contingent workers.

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

Gender Demographics

The gender demographics of our workforce compared to those of all Minnesota workers were as follows as of March 31, 2026:

Gender	NVE	Minnesota
Male	74%	50%
Female	26%	50%

As is the case with many technology companies, female employees are underrepresented in our workforce, particularly in engineer and technician jobs. We provide opportunities for employees to advance to technician and engineer positions, including internal training, tuition reimbursement, and scheduling flexibility to attend classes.

Racial Demographics

Our workforce demographics by race as of March 31, 2026, were as follows:

Race	NVE	Minnesota
African American or Black	7%	8%
American Indian or Alaska Native	2%	1%
Asian	19%	6%
White or Caucasian	67%	82%

Thirty-three percent of our employees are from underrepresented groups, compared to 18% for the State.

Educational Demographics

We have a highly educated workforce. Forty-eight percent of our employees have bachelor’s or advanced degrees compared to 26% of all Minnesota workers.

Employee Turnover

Our voluntary employee turnover was 7% for fiscal 2026, which is much lower than the semiconductor industry average of 16.4%. Voluntary turnover is calculated as the number of regular full-time employees as of March 31, 2025 who left voluntarily in the year ended March 31, 2026 (excluding retirements), divided by the average number of full-time employees. We define average number of employees as the average of the number of full-time employees at the beginning and at the end of the fiscal year.

Executive Demographics

We have three Named Executive Officers. All three are male; one is African American.

Board of Directors Demographics

Two of our five directors are women and one is Asian American.

Paid Family and Medical Leave

As required by Minnesota law, we have implemented a paid family and medical leave plan, which provides up to 20 weeks paid leave per benefit year for various reasons, including an employee’s own serious health condition, bonding with a new child, caring for a family member with a serious condition, and certain safety leaves. We are funding the direct costs of potential paid leaves through private insurance. The cost of the insurance is shared equally between the Company and employees. We are exposed to costs and expenses of employee absences related to the plan.

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

Our critical suppliers include suppliers of certain raw silicon and semiconductor foundry wafers that are incorporated in our products. We maintain inventory of some critical wafers, but we have not identified or qualified alternate suppliers for many of the wafers now being obtained from single sources. Most of our wafer purchases are from foreign manufacturers, some of which have been subject to tariffs and could be subject to increased tariffs or restrictions in the future. Wafer supplies could be affected by geopolitical conflicts or acts of God such as floods, typhoons, cyclones, earthquakes, or pandemics, and risks related to extreme weather may be exacerbated by the effects of climate change. Wafer supply interruptions for any reason could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

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

We are dependent on our packaging vendors. Because of the unique materials our products use, the complexity of some of our products, unique magnetic requirements, and high isolation voltage specifications, many of our products are more challenging to package than conventional integrated circuits. We have alternate vendors or potential alternate vendors for the majority of our products, but it could be expensive, time-consuming, or impractical to convert to another vendor in the event of a supply interruption due to vendors’ business decisions, business conditions, U.S. import restrictions, geopolitical conflicts, or acts of God, including floods, typhoons, earthquakes, or pandemics. Supply delays, interruptions, or loss of inventory could seriously jeopardize our ability to provide products that are critical to our business and operations and may cause us to lose revenue.

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

Changes in law and policy relating to Federal or state corporate taxes, changes in tax rates, or changes in our eligibility for tax deductions and credits could materially and adversely affect our financial condition, results of operations, and cash flows.

Changes in state regulatory requirements may materially and adversely affect our financial condition, results of operations, and cash flows.

Minnesota state legislation effective January 1, 2026 mandated paid family and medical leave, which has increased our employment costs and expenses. The provisions may also increase our risk of employee absences. Future changes in state regulatory requirements, such as paid leave, mandatory healthcare coverage, or unemployment insurance, may adversely impact our financial results.

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

Although the Biomaterials Access Assurance Act of 1998 may provide us some protection against potential liability claims, that Act and related case law provide significant exceptions to supplier immunity provisions, including limitations relating to negligence or willful misconduct. A successful product liability claim could require us to pay, or contribute to payment of, substantial damage awards, which would have a significant negative effect on our business and financial condition. Any product liability claim against us, with or without merit, could result in costly litigation, divert the time, attention, and resources of our management, and have a material adverse impact on our business.

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

Our quality management system is certified to the ISO 9001 standard, and some of our products are also subject to independent certification and listings including by the VDE Institute and UL LLC. These certifications are subject to rigorous conditions. Failure to maintain any of our certifications or listings could cause us to be disqualified by one or more of our customers and could have a material adverse impact on our business and revenue.

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

Foreign sales are a significant portion of our revenue and we rely on foreign suppliers, especially in Asia. Risks relating to operating in foreign markets that could impair our results of operations include economic and political instability; geopolitical conflicts; acts of God, including floods, typhoons, cyclones, and earthquakes; public health crises including, but not limited to, difficulties in enforcement of contractual obligations and intellectual property rights; changes in regulatory requirements; changes in import/export regulations and tariffs; transportation delays; and other uncertainties relating to the administration of, or changes in, or new interpretations of, the laws, regulations, and policies of jurisdictions where we do business. Current or future U.S. tariffs on imports could lead to supply-chain disruptions or increase our cost of imported materials, which could negatively impact our profitability. Additionally, foreign tariffs on our exported products could increase the price of our products in international markets, which could reduce revenues.

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

We face various cybersecurity threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, and denial-of-service and distributed denial-of-service attacks. Additionally, there is a risk of disruptions due to failures of our information technology infrastructure or service provider outages. We maintain policies and procedures for the mitigation of information technology risks, and we maintain data backups, backup hardware, and some redundant systems. Our risk mitigation measures may not be effective in all scenarios, however, and any cybersecurity events could disrupt our operations, harm our reputation, expose us to liability, compromise our eligibility for research and development contracts involving sensitive or classified information, or have other effects.

We face the risk of credit losses

Accounting standards require us to measure our allowance for credit losses based on the expected credit losses over the life of our receivables. Any increases in our allowance for credit losses would have a negative impact on our financial results, including reducing our net income and net income per share.

We could incur losses on our marketable securities.

As of March 31, 2026, we held $41,803,512 in short-term and long-term marketable securities, representing approximately 69% of our total assets. Business conditions, bond-market conditions, and interest rate increases beyond our control or ability to anticipate can cause credit-rating downgrades, increased default risk, or unrealized losses. Additionally, the assignment of a high credit rating does not preclude the risk of default on any marketable security. Any impairments of our marketable securities could impact our financial condition, income, or cash flows, or our ability to pay dividends.

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

The economic environment could have a material adverse impact on our business and revenue. Geopolitical conflicts or “trade wars” could negatively impact the economic environment. We sell products in the semiconductor market, which has been especially cyclical. We cannot predict the timing, strength, or duration of any economic slowdown, recession, semiconductor-industry slowdown, or subsequent recovery.

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

Future dividends will be subject to Board approval and will consider factors including our results of operations, cash and marketable security balances, the timing of securities maturations, estimates of future cash requirements, fixed asset requirements, and other factors our Board may deem relevant. Because they are often more than our current cash flow from operations, long-term dividends at current rates may require increased earnings. Any reduction or discontinuance by us of cash dividends could cause the market price of our common stock to decline.

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

•Continuous improvement of our information technology hardware and software infrastructure including operating systems, network services, and encryption security protocols.

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

•Written incident response plans.

•Regular cybersecurity reporting to the Audit Committee of our Board of Directors.

We have a full-time information technology specialist who reports directly to our CEO and is responsible for assessing and managing cybersecurity risks. Both our information technology specialist and our CEO have extensive experience managing our cybersecurity. In the past year we also added a full-time information technology technician to help maintain and secure our infrastructure. We have not engaged third-party service providers for cybersecurity because we believe it is preferable to have expertise in-house.

ITEM 2. PROPERTIES.

Our principal executive offices and manufacturing facility are located at 11409 Valley View Road, Eden Prairie, Minnesota, 55344, and leased under an agreement expiring May 31, 2031. The space consists of 21,362 square feet of offices, laboratories, and production areas. We completed a production expansion in the facility in 2025, and we currently believe the facility will meet our needs through the term of the lease. We hold no investments in real estate.

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

Shareholders

We had 47 shareholders of record as of March 31, 2026. There are also several thousand beneficial holders of our common stock in “street name,” whose shares of record are held by banks, brokers, and other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our securities authorized for issuance under equity compensation plans will be included in the section “Equity Compensation Plan Information” of our Proxy Statement for our 2026 Annual Meeting of Shareholders and is incorporated by reference into Item 12 of this Report.

Stock Repurchase Program

We did not repurchase any shares in fiscal 2026 or fiscal 2025, as we have found that dividends are a more efficient method of returning cash to our shareholders. Our Stock Repurchase Program may be modified or discontinued at any time without notice.

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

Available-for-sale debt marketable securities are classified as short-term or long-term on the balance sheet based on their maturity date or expectations regarding future sales. We evaluated the available-for-sale debt securities for impairment and available-for-sale debt securities in loss position for greater than twelve months during fiscal 2026 and 2025.

We monitor our debt marketable securities to determine whether a loss exists related to the credit quality of the issuer. If the present value of the cash flows expected to be collected from the security is less than the amortized cost basis of the security, then a credit loss exists and an allowance against the security for credit losses is recorded. The allowance is limited to the amount by which fair value is below amortized cost, recognizing that the investment could be sold at fair value. Credit losses continue to be remeasured in subsequent reporting periods. Credit losses and recoveries related to debt securities are included in other income (expenses) in the income statement. When developing an estimate of expected credit losses, we consider all relevant information including, historical experience, current conditions and reasonable forecast of expected future cash flows. There were no credit losses and recoveries during fiscal 2026 or 2025.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out method. Where there is evidence that inventory could be disposed of at less than carrying value, the inventory is written down to the net realizable value in the current period. Additionally, we periodically examine our inventory in the context of inventory turnover, sales trends, competition, and other market factors, and we record provisions to inventory reserve when we determine certain inventory is unlikely to be sold. If reserved inventory is subsequently sold, corresponding reductions in inventory and inventory reserves are made. Our inventory reserve was $215,000 as of March 31, 2026 and March 31, 2025.

Deferred Tax Estimation

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

We had net deferred tax liabilities of $248,284 as of March 31, 2026 and net deferred tax assets of $1,867,069 as of March 31, 2025. Net deferred tax liabilities as of March 31, 2026 include $139,228 for stock-based compensation deductions and net deferred tax assets as of March 31, 2025 include $118,810 for stock-based compensation deductions.

Results of Operations

The following table summarizes the percentage of revenue and year-to-year changes for various items for the last two fiscal years:

	Percentage of Revenue Year Ended March 31,		Year- to-Year
	2026	2025	Change
Revenue
Product sales	95.8%	95.2%	2.4%
Contract research and development	4.2%	4.8%	(10.7)%
Total revenue	100.0%	100.0%	1.8%
Cost of sales	21.3%	16.4%	32.2%
Gross profit	78.7%	83.6%	(4.2)%
Expenses
Research and development	12.0%	14.1%	(13.1)%
Selling, general, and administrative	6.3%	7.7%	(17.8)%
Total expenses	18.3%	21.8%	(14.8)%
Income from operations	60.4%	61.8%	(0.5)%
Interest income	7.2%	7.4%	(0.9)%
Other income	0.0%	0.5%	(97.1)%
Income before taxes	67.6%	69.7%	(1.2)%
Provision for income taxes	9.9%	11.5%	(12.0)%
Net income	57.7%	58.2%	0.9%

Total revenue for fiscal 2026 increased 1.8% compared to fiscal 2025 due to a 2.4% increase in product sales, partially offset by an 11% decrease in contract research and development revenue. The increase in product sales was primarily due to price increases and increased purchases by existing customers. The decrease in contract research and development revenue was due to the completion of certain research and development contracts.

Gross profit was 79% of revenue for fiscal 2026 compared to 84% for fiscal 2025. The decrease in gross margin percentage was due to a less profitable product mix and increased distributor sales. Distributor sales typically have lower gross margin than direct sales.

Total expenses decreased 15% for fiscal 2026 compared to fiscal 2025 due a 13% decrease in research and development expense and an 18% decrease in selling, general, and administrative expense. The decrease in research and development expense was due to the completion of some of our wafer-level chip scale packaging activities and reassignment of some research and development resources to manufacturing. The decrease in selling, general, and administrative expenses was primarily due to reassignment of some selling, general and administrative resources to manufacturing and new product development.

Other income decreased by $131,465 for fiscal 2026 compared to fiscal 2025. Other income in fiscal 2025 was primarily from reclaiming precious metals used in our manufacturing process in the prior year.

Our effective tax rate, which is the provision for income taxes as a percentage of income before taxes, decreased to 15% for fiscal 2026 compared to 16% for fiscal 2025. The decrease in our effective tax rate was primarily due to an increase in research and development and manufacturing tax credits, partially offset by a decrease in foreign-derived intangible income deductions. The fiscal 2026 provision for income taxes included $1,067,993 in advanced manufacturing investment tax credits. We expect such credits to decrease significantly in fiscal 2027 since we expect manufacturing equipment purchases to decrease significantly with the completion of our expansion.

Net income increased 1% to $15,199,195 for fiscal 2026 compared to $15,064,516 the prior year. The increase was primarily due to increased revenue, decreased expenses, and decreased taxes, partially offset by decreased gross profit margin and decreased other income.

Liquidity and Capital Resources

Overview

Our liquidity and operating capital requirements are primarily for purchases of raw materials such as foundry wafers, purchases of packaging services, and the maintenance of work-in-process inventories.

Cash and cash equivalents were $1,714,040 as of March 31, 2026, compared to $8,036,564 as of March 31, 2025. The $6,322,524 decrease in cash and cash equivalents was due to $19,348,664 of cash used in financing activities and $3,631,857 of net cash used in investing activities, partially offset by $16,657,997 of cash provided by operating activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for fiscal 2026 and 2025. Net cash provided by operating activities increased to $16,657,997 for fiscal 2026 compared to $14,310,418 for fiscal 2025.

Non-cash operating lease expenses decreased $107,863 primarily due to our receipt of a $100,000 leasehold improvement allowance.

Accounts receivable decreased $180,327 primarily due to the timing of customer payments.

Inventories decreased $366,262 primarily due to increased product sales and conversion of raw materials and work-in-process inventories to finished goods to support increased product demand.

Prepaid expenses and other assets increased $1,427,001 primarily due to increased accrued bond interest and overpayment of Federal estimated taxes for fiscal 2026.

Accrued payroll and other current liabilities decreased $173,557 primarily due to the payment of federal and state taxes balance due as of March 31, 2025 in the first quarter of fiscal 2026.

Investing Activities

Net cash used in investing activities for fiscal 2026 consisted of $15,242,719 of marketable securities purchases and $2,189,138 of fixed asset purchases, partially offset by $13,800,000 in proceeds from maturities of marketable securities. Fixed asset purchases were primarily of production equipment. We expect fixed asset purchases to decrease significantly in fiscal 2027 with the completion of our expansion.

Financing Activities

Net cash used in financing activities in fiscal 2026 consisted of $19,348,664 of cash dividends paid to shareholders.

In addition to cash dividends to shareholders paid in fiscal 2026, on May 6, 2026, we announced that our Board had declared a cash dividend of $1.00 per share of Common Stock, or $4,837,166 based on shares outstanding as of March 31, 2026, to be paid May 29, 2026. We plan to fund dividends through cash provided by operating activities and proceeds from maturities of marketable securities. All future dividends will be subject to Board approval and subject to the company’s results of operations, cash and marketable security balances, estimates of future cash requirements, and other factors the Board may deem relevant. Furthermore, dividends may be modified or discontinued at any time without notice.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements and accompanying notes are included in this Report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the times specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, although there have been changes in personnel involved in our controls, processes, and procedures, our Chief Executive Officer and Principal Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Principal Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment using the criteria set forth by COSO in the 2013 Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of March 31, 2026.

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

Changes in Internal Controls

During the year ended March 31, 2026, there was no change in our internal control over financial reporting that materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Plan Disclosures for Section 16 Officers and Directors

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K). There are no such plans currently in effect.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

We have insider trading policies and procedures, which are referenced in Item 15(b) of this Report. Additionally, a section titled “Delinquent Section 16(a) Reports” to be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders will set forth information regarding delinquent Section 16(a) reports required by Item 10. The section titled “Proposal 1. Election of Board of Directors” will set forth certain information regarding our directors and executive officers required by Item 10, the section titled “Information About Our Executive Officers” will set forth information regarding our executive officers required by Item 10, the section titled “Corporate Governance” will set forth information regarding our corporate governance and code of ethics required by Item 10. The information in these sections to be included in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this section of this Report.

ITEM 11. EXECUTIVE COMPENSATION.

The information in the sections “Executive Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Board Committees – Compensation Committee Interlocks and Insider Participation,” and “Director Compensation” to be included in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in the sections “Equity Compensation Plan Information” and “Security Ownership” to be included in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this section. Information regarding the material features of our 2000 Stock Option Plan, as amended, is contained in Note 7 to the Financial Statements included elsewhere in this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the sections “Security Ownership – Transactions With Related Persons, Promoters, and Certain Control Persons” and “Corporate Governance – Board Composition and Independence” to be included in our Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information in the sections “Audit Committee Disclosure – Fees Billed to Us by Our Independent Registered Public Accounting Firm During Fiscal 2026 and 2025” and “Audit Committee Disclosure – Audit Committee Pre-Approval Policy” to be included in the Proxy Statement for our 2026 Annual Meeting of Shareholders is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Schedules

Financial statements are provided pursuant to Item 8 of this Report. Certain financial statement schedules have been omitted because they are not required, not applicable, or the required information is provided in other financial statements or the notes to the financial statements.

(b) Exhibits

A list of exhibits is on the following page.

Exhibit #	Description
3.1	Amended and Restated Articles of Incorporation of the company as amended by the Board of Directors effective August 3, 2003 (incorporated by reference to our Form 8-K filed August 7, 2023).
3.2	Bylaws of the company as amended by the Board of Directors effective May 6, 2020.
4	Description of the registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1	Lease dated October 1, 1998, with Glenborough Properties, LP (incorporated by reference to our Form 10-QSB for the period ended September 30, 2002).
10.2	First amendment to lease with Glenborough dated September 18, 2002 (incorporated by reference to our Form 10-QSB for the period ended September 30, 2002).
10.3	Second amendment to lease with Glenborough dated December 1, 2003 (incorporated by reference to our Form 10-QSB for the period ended December 31, 2003).
10.4	Third amendment to lease with Carlson Real Estate (incorporated by reference to our Form 8-K/A filed December 20, 2007).
10.5	Fourth amendment to lease with the Barbara C. Gage Revocable Trust (incorporated by reference to our Form 8-K/A filed August 3, 2011).
10.6	Fifth amendment to lease with GRE – Bryant Lake, LLC (incorporated by reference to our Form 8-K/A filed March 3, 2020).
10.7	Sixth amendment to lease with GRE – Bryant Lake, LLC (incorporated by reference to our Form 8-K/A filed November 7, 2024).
10.8†	Employment Agreement with Daniel A. Baker dated January 29, 2001 (incorporated by reference to our Form 10-KSB for the year ended March 31, 2001).
10.9†	NVE Corporation 2000 Stock Option Plan as Amended July 19, 2001, by the shareholders (incorporated by reference to our Registration Statement on Form S-8 filed July 20, 2001).
10.10	Indemnification Agreement by and between Pacesetter, Inc., a St. Jude Medical Company, and the company (incorporated by reference to our Form 8-K filed September 27, 2005).
10.11+	Supplier Partnering Agreement by and between St. Jude and the company (incorporated by reference to our Form 8-K filed January 4, 2006).
10.12	Amendment No. 4 to St. Jude Supplier Partnering Agreement (incorporated by reference to our Form 8-K/A filed February 7, 2011).
10.13	Supplier Quality Agreement between St. Jude and the company (incorporated by reference to our Form 8-K filed February 10, 2016).
10.14	Amendment No. 5 to St. Jude Supplier Partnering Agreement (incorporated by reference to our Form 8-K/A filed April 21, 2016).
10.15*	Amendment No. 8 to Abbott Supplier Partnering Agreement (incorporated by reference to our Form 8-K/A filed February 2, 2022).
10.16*	Amendment No. 10 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to our Form 8-K/A filed January 3, 2024).
10.17*	Amendment No. 11 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to our Form 8-K/A filed February 13, 2025).
10.18*	Amendment No. 12 to Supplier Partnering Agreement between Abbott and the company (incorporated by reference to our Form 8-K/A filed December 17, 2025).
19	Insider Trading Policies and Procedures (incorporated by reference to our Form 10-K filed May 7, 2025).
23	Consent of Boulay PLLP.
31.1	Certification by Daniel A. Baker pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Daniel Nelson pursuant to Rule 13a-14(a)/15d-14(a).
32	Certification by Daniel A. Baker and Daniel Nelson pursuant to 18 U.S.C. Section 1350.
97	Clawback Policy (incorporated by reference to our Form 10-K filed May 1, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

NVE CORPORATION (Registrant) /s/Daniel A. Baker by Daniel A. Baker President and Chief Executive Officer Date May 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Terrence W. Glarner Terrence W. Glarner	Director and Chairman of the Board	May 6, 2026
/s/Daniel A. Baker Daniel A. Baker	Director, President and Chief Executive Officer (Principal Executive Officer)	May 6, 2026
/s/ Daniel Nelson Daniel Nelson	Principal Financial Officer	May 6, 2026
/s/Patricia M. Hollister Patricia M. Hollister	Director	May 6, 2026

/s/James W. Bracke James W. Bracke	Director	May 6, 2026

/s/Kelly Wei Kelly Wei	Director	May 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
NVE Corporation

Opinion on the Financial Statements
We have audited the accompanying balance sheets of NVE Corporation (the Company) as of March 31, 2026 and 2025, and the related statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota
May 6, 2026

NVE CORPORATION

BALANCE SHEETS

	March 31, 2026	March 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,714,040	$8,036,564
Marketable securities, short-term (amortized cost of $18,118,460 as of March 31, 2026, and $13,730,266 as of March 31, 2025)	18,125,060	13,691,593
Accounts receivable, net of allowance for credit losses of $15,000	3,408,941	3,589,268
Inventories, net	7,082,821	7,449,083
Prepaid expenses and other assets	1,860,415	433,414
Total current assets	32,191,277	33,199,922
Fixed assets
Machinery and equipment	13,843,799	11,758,205
Leasehold improvements	2,059,853	1,956,309
	15,903,652	13,714,514
Less accumulated depreciation and amortization	12,187,643	11,727,615
Fixed assets, net	3,716,009	1,986,899
Deferred tax assets	-	1,867,069
Marketable securities, long-term (amortized cost of $23,726,027 as of March 31, 2026, and $26,353,692 as of March 31, 2025)	23,678,452	26,304,623
Right-of-use asset – operating lease	793,794	917,349
Total assets	$60,379,532	$64,275,862

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$278,599	$214,691
Accrued payroll and other	697,611	871,169
Operating lease	165,116	83,010
Total current liabilities	1,141,326	1,168,870
Deferred tax liabilities	248,284	-
Long-term operating lease liability	740,423	838,221
Total liabilities	2,130,033	2,007,091

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,166 issued and outstanding as of March 31, 2026, and March 31, 2025	48,372	48,372
Additional paid-in capital	19,914,769	19,821,106
Accumulated other comprehensive loss	(32,010)	(68,544)
Retained earnings	38,318,368	42,467,837
Total shareholders’ equity	58,249,499	62,268,771
Total liabilities and shareholders’ equity	$60,379,532	$64,275,862

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

	Year Ended March 31,
	2026	2025
Revenue
Product sales	$25,221,918	$24,632,102
Contract research and development	1,109,300	1,242,592
Total revenue, net	26,331,218	25,874,694
Cost of sales	5,599,454	4,235,780
Gross profit	20,731,764	21,638,914
Expenses
Research and development	3,160,483	3,635,519
Selling, general, and administrative	1,650,790	2,009,246
Total expenses	4,811,273	5,644,765
Income from operations	15,920,491	15,994,149
Interest income	1,891,925	1,909,218
Other income	3,905	135,370
Income before taxes	17,816,321	18,038,737
Provision for income taxes	2,617,126	2,974,221
Net income	$15,199,195	$15,064,516
Net income per share – basic	$3.14	$3.12
Net income per share – diluted	$3.14	$3.11
Cash dividends declared per common share	$4.00	$4.00
Weighted average shares outstanding
Basic	4,837,166	4,835,069
Diluted	4,839,169	4,839,154

STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
	2026	2025
Net income	$15,199,195	$15,064,516
Unrealized gain on marketable securities, net of tax	36,534	709,093
Comprehensive income	$15,235,729	$15,773,609

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehen- sive Income	Retained
	Shares	Amount	Capital	(Loss)	Earnings	Total
Balance as of March 31, 2024	4,833,676	$48,337	$19,554,812	$(777,637)	$46,743,005	$65,568,517
Exercise of stock options, net of shares withheld for exercise price	3,490	35	114,127			114,162
Comprehensive income:
Unrealized gain on marketable securities, net of tax				709,093		709,093
Net income					15,064,516	15,064,516
Total comprehensive income						15,773,609
Stock-based compensation			152,167			152,167
Cash dividends ($4.00 per share of common stock)					(19,339,684)	(19,339,684)
Balance as of March 31, 2025	4,837,166	$48,372	$19,821,106	$(68,544)	$42,467,837	$62,268,771
Comprehensive income:
Unrealized gain on marketable securities, net of tax				36,534		36,534
Net income					15,199,195	15,199,195
Total comprehensive income						15,235,729
Stock-based compensation			93,663			93,663
Cash dividends ($4.00 per share of common stock)					(19,348,664)	(19,348,664)
Balance as of March 31, 2026	4,837,166	$48,372	$19,914,769	$(32,010)	$38,318,368	$58,249,499

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$15,199,195	$15,064,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	460,028	324,232
Bond discount amortization	(317,811)	(307,666)
Stock-based compensation	93,663	152,167
Deferred income taxes	2,105,121	(611,969)
Non-cash operating lease expense (credit)	107,863	(61,355)
Changes in operating assets and liabilities:
Accounts receivable	180,327	(444,435)
Inventories	366,262	(290,498)
Prepaid expenses and other assets	(1,427,001)	255,935
Accounts payable	63,908	87,537
Accrued payroll and other	(173,558)	141,954
Net cash provided by operating activities	16,657,997	14,310,418

INVESTING ACTIVITIES
Purchases of marketable securities	(15,242,719)	(11,279,773)
Proceeds from maturities of marketable securities	13,800,000	15,205,000
Purchases of fixed assets	(2,189,138)	(1,257,109)
Net cash (used in) provided by investing activities	(3,631,857)	2,668,118

FINANCING ACTIVITIES
Payment of dividends to shareholders	(19,348,664)	(19,339,684)
Net proceeds from exercise of stock options	-	114,162
Net cash used in financing activities	(19,348,664)	(19,225,522)

Decrease in cash and cash equivalents	(6,322,524)	(2,246,986)
Cash and cash equivalents at beginning of year	8,036,564	10,283,550

Cash and cash equivalents at end of year	$1,714,040	$8,036,564

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,933,149	$3,311,534

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Description of Business

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

Segment Reporting

In accordance with ASC 280, Segment Reporting, operating segments are determined based on the information provided to the Chief Operating Decision Maker (CODM) on a regular basis and used for the purpose of assessing performance and allocating resources within the company. Our CEO is deemed to be our CODM since he makes all major decisions on how to allocate the resources and assess the performance for strategic and operational initiatives.

The CODM is regularly provided with and reviews revenue and gross margin information by revenue categories, product categories, and operating expenses by category to assess performance and allocate resources.

ASC 280 indicates that a component is an operating segment if it meets the following criteria:

•It engages in business activities from which it may earn revenues and incur expenses.

•Its operating results are regularly reviewed by the CODM to make decisions about resources to be allocated to the segment and assess its performance.

•Its discrete financial information is available.

We analyze revenues and assess sales performance in various categories but we do not prepare or analyze discrete financial information such as sales expenses, operating results, or profit and loss itemized by category. Therefore, we have concluded that the Company as a whole is a single operating and reportable segment under ASC 280, Segment Reporting.

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

Additionally, we are dependent on critical suppliers including our packaging vendors and suppliers of certain raw silicon and semiconductor wafers that are incorporated in our products. Recent changes in tariffs and trade regulations, as well as geopolitical conflicts, may increase the risks of supply interruptions.

Marketable securities

Our marketable securities consist of corporate bonds, treasury securities, and money market funds and are classified as available for sale. Marketable securities are initially recognized at cost. Marketable securities considered to be “purchased financial assets with credit deterioration” are initially recognized at cost, less any allowance for expected credit losses. Unrealized holding gains and losses are reported in other comprehensive income, net of applicable taxes, until realized. All marketable securities are carried on the balance sheet at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use a three-level fair value hierarchy in estimating and reporting fair values of our marketable securities:

Level 1 – Securities whose fair values are determined using quoted prices in active markets for identical securities.

Level 2 – Securities whose fair values are determined using quoted prices for similar securities in active markets or quoted prices for identical securities in markets that are not active.

Level 3 – Securities whose fair values are determined using unobservable inputs.

Corporate bonds and treasury securities with remaining maturities of less than one year are classified as short-term and those with remaining maturities of one year or more are classified as long-term. We consider all highly liquid investments with maturities of three months or less when purchased, including money market funds, to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses

We extend credit terms to customers in the normal course of business. We perform ongoing credit valuations of customers’ financial condition, and generally require no collateral. We maintain an allowance for expected credit losses on accounts receivables, which is recorded as an offset to accounts receivable. Changes in the allowance for credit losses are included as a component of operating expenses in the Statements of Income and Statements of Comprehensive Income. We assess credit losses on a collective basis where similar risk characteristics exist. Risk characteristics we consider include customer type, geography, market, credit risk, and receivable age. Receivables that do not share risk characteristics with other receivables, or where known collectability issues exist, are evaluated on an individual basis.

In determining the allowance for credit losses, we consider historical loss rates adjusted for current market conditions, and reasonable and supportable forecasts of future economic conditions, when applicable. Accounts considered to be uncollectible are written off against the allowance for credit losses.

Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first in, first out method. We record inventory reserves when we determine certain inventory is unlikely to be sold based on sales trends, turnover, competition, and other market factors.

Product Warranty

In general, we warranty our products to be free from defects in material and workmanship within 90 days of purchase.

Fixed Assets

Fixed assets are stated at cost. Depreciation of machinery and equipment is recorded over the estimated useful lives of the assets, generally five years, using the straight-line method. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the remaining term of the lease and five-year useful life. We record losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those asset groups are less than the assets’ carrying amount. We did not identify any indicators of impairment during fiscal 2026 or 2025. Depreciation expense related to fixed assets was $460,028 for fiscal 2026 and $324,232 for fiscal 2025.

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

We recognize contract research and development revenue as the performance obligations are satisfied. Contracts have specifications unique to each customer and do not create an asset with an alternate use, and we have an enforceable right to payment for performance completed to date. We recognize revenue over a period of time using the percentage-of-completion method. Percentage of completion is measured using the cost-to-cost method, which compares costs incurred to date as a percentage of total estimated costs.

Accounts receivable is recognized when we have transferred a good or service to a customer and our right to receive consideration is unconditional through the completion of our performance obligation. Accounts receivable as of March 31, 2026 and 2025 are reported on the balance sheets. Accounts receivable, net of allowance for credit losses, as of April 1, 2024 were $3,144,833. A contract asset is recognized when we have a right to consideration from the transfer of goods or services to a customer but have not completed our performance obligation. A contract liability is recognized when we have been paid by a customer but have not yet satisfied the performance obligation by transferring goods or services. We had no material contract assets or contract liabilities as of March 31, 2026, or 2025.

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

Net Income Per Share

Net income per basic share is computed based on the weighted average number of common shares issued and outstanding during the year. Net income per diluted share amounts assume the exercise of all stock options. The following table shows the components of diluted shares:

	Year Ended March 31,
	2026	2025
Weighted average common shares outstanding – basic	4,837,166	4,835,069
Dilutive effect of stock options	2,003	4,085
Shares used in computing net income per share – diluted	4,839,169	4,839,154

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

NOTE 3. RECENTLY ADOPTED ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 was effective for annual periods beginning after December 15, 2024, which is fiscal 2026 for us. The adoption resulted in disclosure changes only in this Report, including a tabular reconciliation of our income tax provision in dollars and percentages in Note 7 to the Financial Statements of this report.

NOTE 4. NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. The guidance allows a practical expedient of assuming current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, which will be fiscal 2027 for us, with early adoption permitted. We are not currently planning early adoption. Adoption of ASU 2025-05 will result in disclosure changes. We do not currently expect the adoption to have a material impact on our Financial Statements.

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

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and cash equivalents and their contractual maturities as of March 31, 2026:

	Total	<1 Year	1–3 Years	3–4 Years
Money market funds	$1,121,096	$1,121,096	$-	$-
Treasury securities	4,714,688	4,714,688		-
Corporate bonds	37,088,824	13,410,372	19,696,213	3,982,239
Total	$42,924,608	$19,246,156	$19,696,213	$3,982,239

Total marketable securities and money market funds represent approximately 71% of our total assets as of March 31, 2026. Marketable securities as of March 31, 2026, had remaining maturities between one and thirty-seven months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included in “Marketable securities, short-term” and “Marketable securities, long-term.” Treasury securities are included in “Marketable securities, long-term.” Accrued interest receivables were $455,566 as of March 31, 2026, and $340,241 as of March 31, 2025, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s.

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of March 31, 2026			As of March 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$1,121,096	$-	$1,121,096	$7,905,042	$-	$7,905,042
Treasury securities	-	4,714,688	4,714,688	-	4,715,238	4,715,238
Corporate bonds	-	37,088,824	37,088,824	-	35,280,978	35,280,978
Total	$1,121,096	$41,803,512	$42,924,608	$7,905,042	$39,996,216	$47,901,258

Our available-for-sale securities as of March 31, 2026 and 2025, aggregated into classes of securities, were as follows:

	As of March 31, 2026				As of March 31, 2025
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$1,121,096	$-	$-	$1,121,096	$7,905,042	$-	$-	$7,905,042
Treasury securities	4,699,853	14,835	-	4,714,688	4,699,686	15,552	-	4,715,238
Corporate bonds	37,144,634	16,583	(72,393)	37,088,824	35,384,272	55,858	(159,152)	35,280,978
Total	$42,965,583	$31,418	$(72,393)	$42,924,608	$47,989,000	$71,410	$(159,152)	$47,901,258

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of March 31, 2026 and 2025:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of March 31, 2026
Corporate bonds	$23,221,061	$(51,668)	$4,447,243	$(20,725)	$27,668,304	$(72,393)
Total	$23,221,061	$(51,668)	$4,447,243	$(20,725)	$27,668,304	$(72,393)

As of March 31, 2025
Corporate bonds	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)
Total	$7,323,059	$(31,808)	$21,020,717	$(127,344)	$28,343,776	$(159,152)

None of the securities were impaired at acquisition, and subsequent declines in fair value are attributable to interest rate increases. We do not intend to sell, and it is not more likely than not that we will be required to sell, these securities before recovery of their amortized cost basis. The issuers continue to make timely interest payments on these securities.

Unrealized gains on our marketable securities and their tax effects are as follows:

	Year Ended March 31,
	2026	2025
Unrealized gain on marketable securities	$46,767	$907,698
Tax effects	(10,233)	(198,605)
Unrealized gain on marketable securities, net of tax	$36,534	$709,093

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	March 31,
	2026	2025
Raw materials	$1,357,842	$1,608,632
Work in process	3,282,430	3,609,273
Finished goods	2,442,549	2,231,178
Total inventories	$7,082,821	$7,449,083

NOTE 7. STOCK-BASED COMPENSATION
Stock Option Plan

Our 2000 Stock Option Plan, as amended, provides for issuance of up to 5,000,000 common shares to employees, directors, and certain service providers of incentive stock options and nonstatutory stock options. As of March 31, 2026, the number of common shares remaining available for future issuance under our stock option plan was 113,240. Generally, the options may be exercised at any time prior to expiration, subject to vesting based on terms of employment. The period ranges from immediate vesting to vesting in one year. The options have exercisable lives of ten years from the date of grant and are generally not eligible to vest early in the event of retirement, death, disability, or change in control. Exercise prices are not less than fair market value of the underlying Common Stock at the date the options are granted. Stock-based compensation expense was $93,663 in fiscal 2026 and $152,167 in fiscal 2025.

Valuation assumptions

We use the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The following assumptions were used to estimate the fair value of options granted:

	Year Ended March 31,
	2026	2025
Risk-free interest rate	3.8% – 4.0%	4.0% – 4.6%
Expected volatility	40% – 41%	40% – 42%
Expected life (years)	5.0	5.0
Dividend yield	5.9% – 6.5%	4.6% – 5.0%

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

Dividend yield

We assumed a 5.9% to 6.5% dividend yield for fiscal 2026 and 4.6% to 5% dividend yield for fiscal 2025 based on the dividend yield on the date the options were granted.

Tax effects of stock-based compensation

Stock-based compensation decreased net deferred tax liability by $20,418 for fiscal 2026, and increased net deferred tax assets by $17,142 for fiscal 2025.

General stock option information

The following table summarizes the activity for all stock options outstanding for the years ended March 31, 2026 and 2025:

	Year Ended March 31,
	2026		2025
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	33,500	$74.19	36,000	$69.50
Granted	6,500	64	6,500	81.96
Exercised	-	-	(9,000)	61.06
At March 31,	40,000	$72.53	33,500	$74.19

Options exercisable at March 31,	37,500	$72.86	31,000	$73.56

Weighted average grant date fair value of options granted during the year		$14.94		$22.77

No stock options were exercised in fiscal 2026. Of the 9,000 stock options exercised during the year ended March 31, 2025, 7,000 were exchanged in a cashless net option exercise which resulted into the issuance of 1,490 common shares.

The following table summarizes additional information about stock options outstanding and exercisable at March 31, 2026:

Options Outstanding				Options Exercisable
Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
40,000	5.8	$72.53	$123,390	37,500	$72.86	$123,390

The total fair value of options granted was $97,082 in fiscal 2026 and $147,986 in fiscal 2025. There was $3,419 of unrecognized stock-based compensation as of March 31, 2026 related to nonvested options, which was recognized in the first quarter of fiscal 2027. There was no unrecognized stock-based compensation as of March 31, 2025 related to nonvested options.

NOTE 8. INCOME TAXES

Income tax provisions for fiscal 2026 and 2025 consisted of the following:

	Year Ended March 31,
	2026	2025
Current taxes
Federal	$385,336	$3,403,776
State (Minnesota)	126,669	182,414
Deferred taxes
Federal	2,074,509	(587,356)
State (Minnesota)	30,612	(24,613)
Income tax provision	$2,617,126	$2,974,221

A reconciliation of the statutory tax rate to the effective tax rate for fiscal 2026 and 2025 is as follows:

	Year Ended March 31,
	2026			2025
	Amount	% of Pretax Income		Amount	% of Pretax Income
Income before income taxes	$17,816,321	100.0%		$18,038,737	100.0%
Tax expense at U.S. statutory rate	3,741,427	21.0%		3,788,135	21.0%
State income taxes, net of Federal benefit	155,002	0.9%		158,741	0.9%
Tax credits (R&D and manufacturing credits)	(1,135,592)	(6.4%	)	(202,166)	(1.1%	)
Effect of foreign-derived intangible income deductions	(359,326)	(2.0%	)	(816,143)	(4.5%	)
Non-deductible items	934	0.0%		916	0.0%
Other	214,681	1.2%		44,738	0.2%
Provision for income taxes	$2,617,126	14.7%		$2,974,221	16.5%

Income taxes paid for fiscal 2026 and 2025, disaggregated by federal and state, are as follow:

	Year Ended March 31,
Income taxes paid:	2026	2025
Federal	$1,793,539	$3,223,664
State (Minnesota)	139,610	87,870
Total	$1,933,149	$3,311,534

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as of March 31, 2026 and 2025 were as follows:

	As of March 31, 2026			As of March 31, 2025
	Deferred Tax Assets	Deferred Tax Liabilities	Net Deferred Tax Assets/ (Liabilities)	Deferred Tax Assets	Deferred Tax Liabilities	Net Deferred Tax Assets/ (Liabilities)
Paid time off accrual	$67,884	$-	$67,884	$67,594	$-	$67,594
Reserve for obsolete inventory	47,017	-	47,017	47,042		47,042
Depreciation and amortization	-	(734,113)	(734,113)	-	(118,314)	(118,314)
Stock-based compensation deductions	139,228	-	139,228	118,810	-	118,810
Unrealized loss on marketable securities	8,961	-	8,961	19,198	-	19,198
Section 174 R&D expense	65,273	-	65,273	1,417,015	-	1,417,015
Section 263A UNICAP inventory	129,744	-	129,744	311,729	-	311,729
Other	27,722	-	27,722	3,995	-	3,995
Deferred Tax	$485,829	$(734,113)	$(248,284)	$1,985,383	$(118,314)	$1,867,069

We had no unrecognized tax benefits as of March 31, 2026, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in provision for income taxes. As of March 31, 2026 we had no accrued interest related to uncertain tax positions. Federal estimated tax overpayment was $1,261,822 and State taxes payable was $69,968 as of March 31, 2026.  Federal and State taxes payable were $243,394 as of March 31, 2025. The tax years ended March 31, 2023 through March 31, 2026 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring May 31, 2031. Our lease does not provide an implicit rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of the lease are as follows:

	Year Ended March 31,
	2026	2025
Operating lease cost	$192,858	$168,449
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for leases	$84,995	$182,271
Right-of-use assets obtained in exchange for new lease liabilities
Operating lease	$710,665	$710,665
Remaining lease term (months)	62	74
Discount rate	7.8%	7.8%

The following table presents the maturities of lease liabilities as of March 31, 2026:

Year Ending March 31,	Operating Lease Liabilities
2027	172,142
2028	213,284
2029	220,216
2030	227,373
2031	234,762
2032	40,399
Total lease payments	1,108,176
Imputed lease interest	(202,637)
Total lease liabilities	$905,539

NOTE 10. CONCENTRATIONS

One customer accounted for 10% or more of total revenue for fiscal 2026:

	% of Revenue		% of Accounts Receivable
	Year Ended March 31,
	2026	2025	2026	2025
Customer A	37%	35%	27%	26%

We do not currently believe the receivable balances from this customer represent significant credit risks based on our analysis of the likelihood of default.

NOTE 11. STOCK REPURCHASE PROGRAM

On January 21, 2009 we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depends on market conditions, the trading price of the company’s stock, tax considerations, and other factors, and subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. We intend to finance any stock repurchases with cash provided by operating activities or maturating marketable securities. There were no stock repurchases for the fiscal years ended March 31, 2026 or 2025.

Our repurchase program does not have an expiration date and does not obligate us to purchase any shares, and in recent years we have focused on cash dividends as a more efficient way to return capital to our shareholders. The remaining authorization was $3,520,369 as of March 31, 2026.The repurchase program may be modified or discontinued at any time without notice.

NOTE 12. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees except interns are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ before-tax salary deferral contributions. Our matching contributions were $100,686 for fiscal 2026 and $94,912 for fiscal 2025.

NOTE 13. SUBSEQUENT EVENT

On May 6, 2026 we announced that our Board had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid May 29, 2026 to shareholders of record as of the close of business on May 18, 2026.

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