Form 10-Q
period 2026-06-30
NVE CORP /NEW/
filed 2026-07-22
CIK 724910

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2026

or

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

Common Stock, $0.01 Par Value – 4,837,166 shares outstanding as of June 30, 2026.

NVE CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I–FINANCIAL INFORMATION

Item 1. Financial Statements.

NVE CORPORATION

BALANCE SHEETS

	(Unaudited) June 30, 2026	March 31, 2026
ASSETS
Current assets
Cash and cash equivalents	$2,896,148	$1,714,040
Marketable securities, short-term	18,875,009	18,125,060
Accounts receivable, net of allowance for credit losses of $15,000	6,545,713	3,408,941
Inventories, net	6,673,227	7,082,821
Prepaid expenses and other assets	685,921	1,860,415
Total current assets	35,676,018	32,191,277
Fixed assets
Machinery and equipment	13,900,632	13,843,799
Leasehold improvements	2,059,853	2,059,853
	15,960,485	15,903,652
Less accumulated depreciation and amortization	12,419,993	12,187,643
Net fixed assets	3,540,492	3,716,009
Marketable securities, long-term	22,137,350	23,678,452
Right-of-use asset – operating lease	763,080	793,794
Total assets	$62,116,940	$60,379,532

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$265,953	$278,599
Accrued payroll and other	1,037,155	697,611
Operating lease	201,008	165,116
Total current liabilities	1,504,116	1,141,326
Deferred tax liabilities	128,217	248,284
Long-term operating lease liability	704,817	740,423
Total liabilities	2,337,150	2,130,033

Shareholders’ equity
Common stock, $0.01 par value, 6,000,000 shares authorized; 4,837,166 issued and outstanding as of June 30, 2026 and March 31, 2026	48,372	48,372
Additional paid-in capital	19,928,818	19,914,769
Accumulated other comprehensive income (loss)	(72,793)	(32,010)
Retained earnings	39,875,393	38,318,368
Total shareholders’ equity	59,779,790	58,249,499
Total liabilities and shareholders’ equity	$62,116,940	$60,379,532

*The March 31, 2026 Balance Sheet is derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

See accompanying notes.

NVE CORPORATION

STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended June 30,
	2026	2025
Revenue
Product sales	$10,734,735	$5,908,570
Contract research and development	299,322	196,074
Total revenue, net	11,034,057	6,104,644
Cost of sales	2,066,045	1,182,523
Gross profit	8,968,012	4,922,121
Expenses
Research and development	946,582	720,231
Selling, general, and administrative	755,594	418,640
Total expenses	1,702,176	1,138,871
Income from operations	7,265,836	3,783,250
Interest income	449,920	498,208
Other income	-	811
Income before taxes	7,715,756	4,282,269
Provision for income taxes	1,321,565	706,451
Net income	$6,394,191	$3,575,818
Net income per share – basic	$1.32	$0.74
Net income per share – diluted	$1.32	$0.74
Cash dividends declared per common share	$1.00	$1.00
Weighted average shares outstanding
Basic	4,837,166	4,837,166
Diluted	4,845,745	4,838,877

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended June 30,
	2026	2025
Net income	$6,394,191	$3,575,818
Unrealized gain (loss) on marketable securities, net of tax	(40,783)	75,362
Comprehensive income	$6,353,408	$3,651,180

See accompanying notes.

NVE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total
Balance as of March 31, 2026*	4,837,166	$48,372	$19,914,769	$(32,010)	$38,318,368	$58,249,499
Comprehensive income:
Unrealized loss on marketable securities, net of tax				(40,783)		(40,783)
Net income					6,394,191	6,394,191
Total comprehensive income						6,353,408
Stock-based compensation			14,049			14,049
Cash dividends paid ($1.00 per share of common stock)					(4,837,166)	(4,837,166)
Balance as of June 30, 2026	4,837,166	$48,372	$19,928,818	$(72,793)	$39,875,393	$59,779,790

*Balances as of March 31, 2026 are derived from the audited financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

See accompanying notes.

NVE CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$6,394,191	$3,575,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	232,350	85,399
Bond discount amortization	(30,842)	(96,506)
Stock-based compensation	14,049	6,838
Deferred income taxes	(108,644)	(3,040)
Non-cash operating lease expense	31,000	1,965
Changes in operating assets and liabilities:
Accounts receivable	(3,136,772)	1,335,447
Inventories	409,594	(4,286)
Prepaid expenses and other assets	1,174,494	(196,757)
Accounts payable	(12,646)	(37,477)
Accrued payroll and other	339,544	523,259
Net cash provided by operating activities	5,306,318	5,190,660

INVESTING ACTIVITIES
Purchases of fixed assets	(56,833)	(1,058,524)
Purchases of marketable securities	(4,230,211)	(10,108,982)
Proceeds from maturities of marketable securities	5,000,000	6,000,000
Net cash provided by (used in) investing activities	712,956	(5,167,506)

FINANCING ACTIVITIES
Payment of dividends to shareholders	(4,837,166)	(4,837,166)
Net cash used in financing activities	(4,837,166)	(4,837,166)

Increase (decrease) in cash and cash equivalents	1,182,108	(4,814,012)

Cash and cash equivalents at beginning of period	1,714,040	8,036,564

Cash and cash equivalents at end of period	$2,896,148	$3,222,552

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$-	$-

See accompanying notes.

NVE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS

We develop and sell devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of NVE Corporation are prepared consistent with accounting principles generally accepted in the United States and in accordance with Securities and Exchange Commission rules and regulations. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial statements. Although we believe that the disclosures are adequate to make the information presented not misleading, certain disclosures have been omitted as allowed, and the Notes to Financial Statements have been condensed as permitted. It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and Notes included in our latest Annual Report on Form 10-K, which is for the fiscal year ended March 31, 2026. The results of operations for the quarter ended June 30, 2026, are not necessarily indicative of the results that may be expected for the full fiscal year ending March 31, 2027.

Significant Accounting Policies

A description of our significant accounting policies and estimates is provided in Note 2 to the Financial Statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. As of June 30, 2026, there were no changes to our significant accounting policies or estimates.

NOTE 3. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 aims to reduce the cost and complexity of estimating credit losses while maintaining decision-useful information for financial statement users. The guidance allows a practical expedient of assuming current conditions as of the balance sheet date remain unchanged for the remaining life of the assets. We adopted this practical expedient as permitted by ASU 2025-05. ASU 2025-05 was effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods, which is fiscal 2027 for us. Adoption of ASU 2025-05 did not have a material impact on our Financial Statements.

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

NOTE 4. NET INCOME PER SHARE

Net income per basic share is computed based on the weighted-average number of common shares issued and outstanding during each period. Net income per diluted share amounts assume exercise of all in-the-money stock options. The following table show the components of diluted shares:

	Quarter Ended June 30,
	2026	2025
Weighted average common shares outstanding – basic	4,837,166	4,837,166
Dilutive effect of stock options	8,579	1,711
Shares used in computing net income per share – diluted	4,845,745	4,838,877

NOTE 5. MARKETABLE SECURITIES

The following table shows the major categories of our marketable securities and their contractual maturities as of June 30, 2026:

	Total	<1 Year	1–3 Years	3–4 Years
Money market funds	$2,111,995	$2,111,995	$-	$-
Treasury securities	4,702,731	4,702,731	-	-
Corporate bonds	36,309,628	14,172,278	17,907,998	4,229,352
Total	$43,124,354	$20,987,004	$17,907,998	$4,229,352

Total marketable securities and money market funds represented approximately 69% of our total assets as of June 30, 2026. Marketable securities as of June 30, 2026, had remaining maturities between two and 56 months.

Money market funds are included on the balance sheets in “Cash and cash equivalents.” Corporate bonds are included in “Marketable securities, short term” and “Marketable securities, long term.” Treasury securities are included in “Marketable securities, short-term.” Accrued interest receivables were $453,532 as of June 30, 2026, and $455,566 as of March 31, 2026, and are included in the balance sheets in “Prepaid expenses and other assets.”

We monitor the credit ratings of our marketable securities at least quarterly as reported by Standard & Poor’s.

The following table shows the estimated fair value of our marketable securities, aggregated by fair value hierarchy inputs used in estimating their fair values:

	As of June 30, 2026			As of March 31, 2026
	Level 1	Level 2	Total	Level 1	Level 2	Total
Money market funds	$2,111,995	$-	$2,111,995	$1,121,096	$-	$1,121,096
Treasury securities	-	4,702,731	4,702,731	-	4,714,688	4,714,688
Corporate bonds	-	36,309,628	36,309,628	-	37,088,824	37,088,824
Total	$2,111,995	$41,012,359	$43,124,354	$1,121,096	$41,803,512	$42,924,608

Our available-for-sales securities as of June 30 and March 31, 2026, aggregated into classes of securities, were as follows:

	As of June 30, 2026				As of March 31, 2026
	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Money market funds	$2,111,995	$-	$-	$2,111,995	$1,121,096	$-	$-	$1,121,096
Treasury securities	4,699,895	2,836	-	4,702,731	4,699,853	14,835	-	4,714,688
Corporate bonds	36,405,645	2,430	(98,447)	36,309,628	37,144,634	16,583	(72,393)	37,088,824
Total	$43,217,535	$5,266	$(98,447)	$43,124,354	$42,965,583	$31,418	$(72,393)	$42,924,608

The following table shows the gross unrealized holding losses and estimated fair value of our marketable securities, aggregated by category of securities and length of time that individual securities had been in a continuous unrealized loss position as of June 30 and March 31, 2026.

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Losses

As of June 30, 2026
Corporate bonds	$26,811,061	$(86,763)	$4,469,069	$(11,684)	$31,280,130	$(98,447)
Total	$26,811,061	$(86,763)	$4,469,069	$(11,684)	$31,280,130	$(98,447)

As of March 31, 2026
Corporate bonds	$23,221,061	$(51,668)	$4,447,243	$(20,725)	$27,668,304	$(72,393)
Total	$23,221,061	$(51,668)	$4,447,243	$(20,725)	$27,668,304	$(72,393)

None of the securities were impaired at acquisition, and subsequent declines in fair value are attributable to interest rate increases. We do not intend to sell, and it is not more likely than not that we will be required to sell, these securities before recovery of their amortized cost basis. The issuers continue to make timely interest payments on these securities.

Unrealized gains (losses) on our marketable securities and their tax effects are as follows:

	Quarter Ended June 30,
	2026	2025
Unrealized gain (loss) on marketable securities	$(52,206)	$96,471
Tax effects	11,423	(21,109)
Unrealized gain (loss) on marketable securities, net of tax	$(40,783)	$75,362

NOTE 6. INVENTORIES

Inventories are shown in the following table:

	June 30, 2026	March 31, 2026
Raw materials	$1,493,984	$1,357,842
Work in process	3,162,176	3,282,430
Finished goods	2,017,067	2,442,549
Total inventories	$6,673,227	$7,082,821

NOTE 7. STOCK-BASED COMPENSATION

Stock-based compensation expense was $14,049 for the first quarter of fiscal 2027 and $6,838 for the first quarter of fiscal 2026. We calculate share-based compensation expense using the Black-Scholes-Merton standard option-pricing model.

	Quarter Ended June 30,
	2026	2025
Stock options granted	2,500	2,500
Stock options exercised	-	-

NOTE 8. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2026, federal and state estimated tax liabilities of $238,356 were included in the balance sheet in “Accrued payroll and other.”

We had no unrecognized tax benefits as of June 30, 2026, and we do not expect any significant unrecognized tax benefits within 12 months of the reporting date. We recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2026, we had no accrued interest related to uncertain tax positions. The tax years ended March 31, 2023 through March 31, 2026 remain open to examination by the major taxing jurisdictions to which we are subject.

NOTE 9. LEASES

We conduct our operations in a leased facility under a non-cancellable lease expiring May 31, 2031. Our lease does not provide an implicit interest rate, so we used our incremental borrowing rate to determine the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term. Details of our operating lease are as follows:

	Quarter Ended June 30,
	2026	2025
Operating lease cost	$48,214	$48,214

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for leases	$17,214	$46,249
Remaining lease term	59 months	71 months
Discount rate	7.8%	7.8%

The following table shows the maturities of lease liabilities as of June 30, 2026:

Year Ending March 31,	Operating Lease Liabilities
2027	154,928
2028	213,284
2029	220,216
2030	227,373
2031	234,762
2032	40,399
Total lease payments	1,090,962
Imputed lease interest	(185,137)
Total lease liabilities	$905,825

NOTE 10. STOCK REPURCHASE PROGRAM

On January 21, 2009, we announced that our Board of Directors authorized the repurchase of up to $2,500,000 of our Common Stock from time to time in open market, block, or privately negotiated transactions. The timing and extent of any repurchases depend on market conditions, the trading price of the company’s stock, and other factors, and are subject to the restrictions relating to volume, price, and timing under applicable law. On August 27, 2015, we announced that our Board of Directors authorized up to $5,000,000 of additional repurchases. Our repurchase program does not have an expiration date and does not obligate us to purchase any shares. The Program may be modified or discontinued at any time without notice. We intend to finance any stock repurchases with cash provided by operating activities or maturing marketable securities. The remaining authorization was $3,520,369 as of June 30, 2026. We did not repurchase any of our Common Stock during the first quarter of fiscal 2027.

NOTE 11. INFORMATION AS TO EMPLOYEE STOCK PURCHASE, SAVINGS, AND SIMILAR PLANS

All of our employees are eligible to participate in our 401(k) savings plan the first quarter after reaching age 18. Employees may contribute up to the Internal Revenue Code maximum. We make matching contributions of 100% of the first 3% of participants’ salary deferral contributions. Our matching contributions were $28,078 for the first quarter of fiscal 2027 and $28,834 for the first quarter of fiscal 2026.

NOTE 12. SUBSEQUENT EVENTS

On July 22, 2026, we announced that our Board of Directors had declared a quarterly cash dividend of $1.00 per share of Common Stock to be paid August 31, 2026, to shareholders of record as of the close of business August 3, 2026.

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

Further information regarding our risks and uncertainties is contained in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

General

NVE Corporation, referred to as NVE, we, us, or our, develops and sells devices that use spintronics, a nanotechnology that relies on electron spin rather than electron charge to acquire, store, and transmit information. We manufacture high-performance spintronic products including sensors and couplers that are used to acquire and transmit data.

Critical accounting policies

A description of our critical accounting policies is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. As of June 30, 2026, our critical accounting policies and estimates continued to include marketable securities valuation, inventory valuation, and deferred tax estimation.

Quarter ended June 30, 2026, compared to quarter ended June 30, 2025

The table shown below summarizes the percentage of revenue and quarter-to-quarter changes for various items:

	Percentage of Revenue Quarter Ended June 30,		Quarter- to-Quarter
	2026	2025	Change
Revenue
Product sales	97.3%	96.8%	81.7%
Contract research and development	2.7%	3.2%	52.7%
Total revenue	100.0%	100.0%	80.7%
Cost of sales	18.7%	19.4%	74.7%
Gross profit	81.3%	80.6%	82.2%
Expenses
Research and development	8.6%	11.8%	31.4%
Selling, general, and administrative	6.8%	6.9%	80.5%
Total expenses	15.4%	18.7%	49.5%
Income from operations	65.9%	61.9%	92.1%
Interest income	4.1%	8.2%	(9.7)%
Other income	-	0.0%	(100.0)%
Income before taxes	70.0%	70.1%	80.2%
Provision for income taxes	12.1%	11.5%	87.1%
Net income	57.9%	58.6%	78.8%

Total revenue for the quarter ended June 30, 2026 (the first quarter of fiscal 2027) increased 81% compared to the quarter ended June 30, 2025 (the first quarter of fiscal 2026). The increase was due to an 82% increase in product sales and a 53% increase in contract research and development revenue. The increase in product sales was due to increases in both defense and non-defense sales, as well as increases in sales through both direct and distributor channels. The increase in contract research and development revenue was due to progress on existing contracts.

Total operating expenses increased 50% for the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026, due to a 31% increase in research and development expense and an 81% increase in selling, general, and administrative expense. The increase in research and development expense was due to increased staffing and new product development activities. The increase in selling, general, and administrative expenses was primarily due to increased performance-based compensation.

Interest income decreased 10% due to a decrease in our marketable securities portfolio as proceeds from bond maturities partially funded dividends and fixed asset purchases in the prior fiscal year.

The 79% increase in net income in the first quarter of fiscal 2027 compared to the prior-year quarter was primarily due to increased revenue, partially offset by increased operating expenses and decreased interest income.

Liquidity and Capital Resources

Overview

Cash and cash equivalents were $2,896,148 as of June 30, 2026, compared to $1,714,040 as of March 31, 2026. The $1,182,108 increase in cash and cash equivalents during the first quarter of fiscal 2027 was due to $5,306,318 of net cash provided by operating activities and $712,956 of net cash provided by investing activities, partially offset by $4,837,166 of cash used in financing activities.

Operating Activities

Net cash provided by operating activities related to product sales and research and development contract revenue was our primary source of working capital for the current and prior-year quarters.

Accounts receivable increased $3,136,772 during the first quarter of fiscal 2027 primarily due to increased sales and timing of customer payments. Inventories decreased $409,594 primarily due to increased sales. Prepaid expenses and other assets decreased $1,174,494 as the accrual for fiscal 2027 federal and state taxes offset prior-year’s estimated taxes overpayment.

Investing Activities

Cash provided by investing activities during the quarter ended June 30, 2026, consisted $5,000,000 in proceeds from maturities of marketable securities, partially offset by $4,230,211 of marketable securities purchases and $56,833 of fixed asset purchases. We currently expect fixed asset purchases in the fiscal year ending March 31, 2027, to be significantly less than for the year ended March 31, 2026 with the completion of our expansion in the past fiscal year.

Financing Activities

Cash used in financing activities during the quarter ended June 30, 2026, consisted of $4,837,166 of cash dividends paid to shareholders.

In addition to cash dividends to shareholders paid in the first quarter of fiscal 2027, on July 22, 2026, we announced that our Board of Directors had declared a cash dividend of $1.00 per share of Common Stock, or $4,837,166 based on shares outstanding as of June 30, 2026, to be paid on August 31, 2026.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Principal Financial Officer, has performed an evaluation of our disclosure controls and procedures that are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

During the quarter ended June 30, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

Item 1. Legal Proceedings.

In the ordinary course of business, we may become involved in litigation. At this time, we are not aware of any material pending or threatened legal proceedings or other proceedings contemplated by governmental authorities that we expect would have a material adverse impact on our future results of operations and financial condition.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

NVE CORPORATION
(Registrant)

July 22, 2026	/s/ DANIEL A. BAKER
Date	Daniel A. Baker
President and Chief Executive Officer

July 22, 2026	/s/ DANIEL NELSON
Date	Daniel Nelson
Principal Financial Officer